Form 10KSB
period 2007-12-31
MH&SC, INC
filed 2008-04-15
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the fiscal year ended December 31, 2007.

Commission file number: 333-141010

MH&SC, INCORPORATED
(Exact name of small business issuer as specified in its charter)

Delaware	20-4947667
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3505 Castlegate Ct.
Lexington, Kentucky	40502
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (859) 317-1166

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered

Common stock, par value $0.000001 per share	None

Securities to be registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No

Issuer's revenues for its most recent fiscal year: $447,954

The aggregate market value of the voting stock held by non-affiliates as of March 31, 2008, was approximately $126,500. The value is based on the sales price of the common stock purchase in the private placement during 2007. There have been no sales of the common stock since the initial purchase by the non-affiliates in the private placement. For purposes of this computation only, all executive officers, directors, and beneficial owners of more than 10% of the outstanding Common Stock, are assumed to be affiliates.

The number of shares outstanding of the issuer's Common Stock on March 31, 2008 was 6,265,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒  No

MH&SC, Incorporated
FORM 10-KSB

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

MH&SC, Incorporated was incorporated in Delaware on January 30, 2006.

MH&SC, Incorporated’s address is 3505 Castlegate Ct., Lexington, Kentucky 40502, and its telephone number is 859.317.1166. We have websites at www.My-HealthandSafety.com and www.Go2MyHS.com. Nothing on these websites is part of this prospectus.

Business

MH&SC, Incorporated, originally Help-U-Drive, Incorporated, was formed to develop a business involving driving impaired drivers home. Upon further investigation, we decided that was not a business opportunity we wanted to pursue due to potential liability reasons, among others. Accordingly, we decided to search for another operating business to acquire and found My Health and Safety Supply Company, LLC. On, October 26, 2006 we closed a Plan of Exchange with the owners of 100% of the issued and outstanding member interests of My Health and Safety Supply Company, LLC, an Indiana limited liability company formed on July 7, 2003. My Health and Safety Supply Company, LLC is now our wholly-owned subsidiary.

During the past three years, My Health and Safety Supply Company, LLC has been developing its business to remarket a variety of health and safety products on the internet, as follows:

•	Support stockings
•	Adult incontinence, including briefs, liners, and pads
•	Post mastectomy and breast enhancement
•	Sleep related goods including pillows, body positioners and therapeutic beds
•	Electric scooters

Suppliers

We secure the products we sell from the following suppliers:

Name of Supplier	Product Line
HD Smith Wholesalers
Adult incontinence products [the top five National brands (Depend, Attends, Tena, Prevail and Kendall) as well as specialty products such as washable briefs and underpads] Jobst brand support stockings. Secondary items include CPAP masks and units, and sleep positioning products

Surgical Appliance Industries, Inc	Truform Brand support stockings, limited Airway post-mastectomy products, and, assorted special order items including back supports and trusses.
Nearly Me Fashions	post-mastectomy forms, pocketed bras, and their upscale line of breast enhancers.
Core International Products, Inc.	cervical sleep pillows

These suppliers accounted for the following percentage of our gross revenue for the period ended December 31, 2007:

•	HD SMITH: 82.00%
•	SAI: 14.50%
•	Nearly Me: 3.00%
•	CORE: .30%

We have no written agreements in place with any supplier, and any supplier can cease supplying us products at any time.

Back Up Suppliers

HD Smith Wholesalers: We have relationships in place with two other distributors: Miami Luken Drug Wholesalers out of Springfield Ohio, and DIK Drug Wholesalers (DHC HealthCare Division) out of Birr Ridge, IL (Chicago area).

Surgical Appliance Industries, Inc: Both HD Smith and Miami Luken are distributors and stock the top 50% selling line items. They have both offered to increase line item count if needed. In the unlikely event that our relationship with SAI would dissolve, a realistic alternative would be to service existing customer through our back up wholesaler, and bring on the Bell Horn line of support stockings. The lines are similar, and there is a long-standing relationship with the company’s owner.

Nearly Me Fashions: HD Smith has offered to pick up the breast enhancer line. If needed, the post-mastectomy forms and the pocketed bras would be distributed up by SAI, under their Airway banner.

Core International Products, Inc.:HD Smith has offered to distribute the line for us. The items are unique, but if needed the void would be filled by an assortment of other premium sleep pillows from Battle Creek Equipment, and Sunrise Medical.

We have no written agreements in place with these back up suppliers. We do not anticipate any significant disruptions in sales or increases in costs that we would not pass on to our customers if we have to use any of these back up suppliers.

Fulfillment

Suppliers provide product on an “as needed” basis. Medicare, Medicaid and insurance billings are not accepted. Orders are paid by credit card or check at time of order.

Over 99% of orders are received by e-mail, with the remaining orders arriving by mail, and paid by check. As orders are received, they are reviewed and forwarded by e-mail to the appropriate supplier. Confirmation is obtained on each order. The distribution partners generally ship orders within 24 hours, accompanied with a packing slip listing us as the provider.

Mal’s e-commerce is our shopping cart provider. There is no contract or written agreement. They supply our shopping cart service for a fee of $24 every quarter.

Payments are made through authorize.net, our payment gateway Using Key Bank as our financial institution. Visa, MasterCard, American Express and Discover are accepted.

Marketing

Historically, the vast majority of advertising and marketing has been through pay per click search engines.

Overture and Google: Historically, we have depended on Pay Per Click (PPC) programs to reach new customers. We have used the market leaders Overture and Google, evenly in the past. Over the past years, we have slowly adjusted the PPC program to the point that we currently focus approximately 80% of our resources to Google. Our current PPC costs average $1,000 per week.

Amazon: We began listing products on Amazon in September 2004. With the addition of new products, and item modifications, sales have slowly grown and now represent approximately 10% of our volume. Our plans are to increase the number of line item offerings, primarily in the support stocking category.

Froogle: The offshoot of Google, this e-commerce site is in its infancy. We are well positioned with our adult incontinence line and anticipate growing our sales as Froogle grows their market share.

Miscellaneous Search Engines: We submit to dozens of search engines every five weeks. These search engines do not charge per click, they simply add you to their database as a courtesy to their members or users. These automatic submissions are created by Traffic Blazer, a pay-for service of Go Daddy. Going forward, this service will be rolled into our SEO program, and a custom approach is anticipated. (see Search Engine Optimization section below)

Other Advertising

In June 2006 we began a program where we mail each new customer a thank you letter with a refrigerator magnet. The magnet has specific places to record important contact numbers, and approximately features the My Health and Safety logo, web address and telephone number.

We recently completed a program to expand new logo - branding. Each web page, and all printed materials have been updated and includes our new look and logo. Phase I of the branding program has been completed with our My-StayDrySupply site being brought under the My-Health and Safety “Family of Health Care Products,” and securing the domain name of Go2MyHS.com. In addition, we have secured the toll free number of 1-888-Go2-MyHS (1-888-462-6947).

Catalog.Com is an Internet site that offers a wide variety of free catalogs to the public. Customers requesting catalogs complete an on-line form that includes their physical mailing and e-mail addresses. In a sense, they are pre-qualified. The customer is also free to visit our site directly via a direct link from our Catalogs.com page.

Return Policies

We offer a full refund if returns made within 10 days of invoice and certain other conditions such as return in original shape and or packaging are met.

Insurance

We have products liability insurance, including a $1,000,000 per occurrence/$1,000,000 annual aggregate/$3,000,000 total aggregate umbrella policy.

Intellectual Property

We hold no patents, trademarks or licenses that are material to our business.

Environmental Issues

The sale of our products is not governed by any environmental regulation.

Competition

The industry of remarketing health and safety products is highly competitive. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do. Competitors include traditional retailers, manufactures and other distributors or redistributors of our products of similar products. If additional competitors enter the field, our market share may fail to increase or may decrease.

The principal methods of competition include price and delivery time. We believe our competitive strengths are ease of navigation of our websites and quick shipping times with over 98% of orders being shipped within 24 hours.

All of our products can be purchased in a traditional fashion other than over the internet from large department store and drug store chains. In the e-commerce area, competition is in two distinct areas:

•	Category specific (support stocking and incontinence products) and,
•	Multi-category e-commerce retailers

Category specific - Support Stockings:

•	For Your Legs http://www.foryourlegs.com/
•	Support Hose Store http://www.supporthosestore.com/
•	Healthy Legs http://www.healthylegs.com/

Category specific - Incontinence Products:

Competition listing:

•	HDIS (Home Delivery Incontinence Services) HDIS is possibly the oldest service in the U.S., and stays focused on adult incontinence products only. http://www.hdis.com/
•	North Shore: http://www.northshorecare.com/adult-diapers.html
•	Fisher Products: http://www.fishershops.com/

Based upon our management’s knowledge of the industry, we believe that we are a relatively small competitor in our market.

Multi-category e-commerce retailer:

Personal heath care retailers are basically on-line drug stores with or without the prescription drugs. Margins are tight, as they strive to offer the same price on line as they do in the brick and mortar locations.

•	Drug Store (dot) Com: http://www.drugstore.com/
•	Walgreens.Com: http://www.walgreens.com/
•	CVS/Pharmacy: http://www.cvs.com/CVSApp/cvs/gateway/cvsmain

Employees

We have two employees, Mr. Faust and Mr. Heitz.

Government Supervision and Regulation

The following discussion is a summary of the principal laws and regulations that comprise the regulatory framework applicable to MH&SC, Incorporated:

Subject to physician order requirements on the sale of CPAP units.

ITEM 2.	DESCRIPTION OF PROPERTY

My Health and Safety Supply, LLC entered into a sublease agreement with MTG, LLC, a related party, at 8003 Castleway Drive, Suite 200, Indianapolis, IN 46250 effective November, 1, 2006 for a small work area, storage and office equipment for a term of one year at a cost of $1.00 per month. The premises are adequate for current operating requirements.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

We are authorized to issue 1,000,000,000 shares of common stock with $0.000001 par value. As of March 31, 2008, there were 6,265,000 shares of common stock issued and outstanding held by 37 shareholders of record.

Market Information

We are not registered on any public stock exchange. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities. We have applied to have our shares quoted on the OTCBB under the symbol MHSC.

OTC Bulletin Board Qualification for Quotation

To have our shares of common stock on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock. We have been issued a trading symbol - MHSC - but no trading has yet commenced.

Dividends

Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. Any future disposition of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock in series as fixed by the Directors with a par value of $0.000001 per share. As of the date of this Annual Report, there are no preferred shares outstanding.

Preferred stock may be issued in series with preferences and designations as the Board of Directors may from time to time determine. The board may, without shareholders approval, issue preferred stock with voting, dividend, liquidation and conversion rights that could dilute the voting strength of our common shareholders and may assist management in impeding an unfriendly takeover or attempted changes in control. There are no restrictions on our ability to repurchase or reclaim our preferred shares while there is any arrearage in the payment of dividends on our preferred stock.

Options, Warrants, Convertible Securities

Call Option

We have a Call Option Agreement with the former members of My Health and Safety Company LLC, as follows:

Former LLC Members granted to us a Call Option to require Former LLC Members to sell to us up to 1,000,000 shares of common capital stock of us at a price per share equal to $.13 per share or an aggregate of $130,000 less any cash contributions of us to LLC during the term of the Agreement. The Call Option may be exercised at any time until April 25, 2008, when it expires.

The Call Option may be exercised by written notice given by us to one or more of the former LLC Members exercising the Call Option (former LLC Members being required to retain good and valid title to the shares subject to the exercise, and to keep said shares are unencumbered, during the term of the Agreement up to the time of delivery of the shares under the Option or termination of the Agreement).

We may exercise the Call Option on a serial basis, until such time as (i) the Call Option has been exercised with regard to all 1,000,000 shares of our common capital stock of the subject to the Call Option or (ii) the Call Option has terminated pursuant to the terms of the agreement.

We shall make payment for all Option Shares with regard to which the Call Option is exercised within ten days following former LLC Members’ deemed receipt of the written notice exercising the Call Option. Payment shall be made to the Holder owning the shares subject to the exercise in cash by wire transfer of immediately available funds or certified check.

If the Call Option is not exercised during the Exercise Period, then the Call Option will terminate, and be null, void and of no further effect immediately following the end of the Exercise Period.

Except as set forth above, there are no options, warrants or convertible securities outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans or arrangement under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except as follows:

(a) Upon the formation of MH&SC, Incorporated, Fifteen Million (15,000,000) shares of common stock of MH&SC, Incorporated were issued to MH&SC, Incorporated’s Chief Executive Officer and Director at a price per share equal to $0.000001. Ten Million (10,000,000) of these shares were returned for no consideration in October 2006 based upon the merger with My Health and Safety Supply Company, LLC.

(b) Two Hundred Sixty Five Thousand (265,000) shares of common stock of MH&SC, Incorporated. were offered and sold in a private placement to accredited investors at a price per share equal to $0.10 from June, 2006 through August, 2006. The total offering price for the shares was $26,500.

(c) One Million (1,000,000) shares of common stock of MH&SC, Incorporated were issued for all member interests in My Health and Safety Supply Company, LLC to five members at a price per share equal to $0.10 in October of 2006.

These issuances and the offering were exempt from registration under Section 4(2) of the Securities Act. In the issuances and offering, no general solicitation was made by MH&SC, Incorporated or any person acting on MH&SC, Incorporated’s behalf; the securities were sold subject to transfer restrictions, and the certificates for the shares contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom. There were no underwriting discounts or commissions.

Purchases of Equity Securities

No purchases of our own equity securities, either as a part of a publicly announced plan or otherwise, were made during any month in 2007.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Form 10K-SB are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.

Overview

The online retail industry has experienced growth in the past and is expected to continue to grow in the future. The major risks associated with our company as the online retail industry evolves is that shoppers are turning to respected brick and mortar retailers who have also established online retail operations, with purchasers knowing they can return merchandise to local stores if they need to. Strong offline brands may continue to win online market share. Also, online price conscious shoppers will put even more pressure on companies that rely upon low prices to attract customers. The likely winners may be those companies that can leverage their global size to buy product from suppliers for the lowest price.

In a highly competitive online personal care marketplace, innovation is the key to top-line sales growth. Inherent risks in our competitive strategy include uncertainties concerning trade and consumer acceptance, the effects of recent consolidations of retailers and distribution channels, and competitive reaction. Some of our major competitors have undergone consolidation, which could result in increased competition and alter the dynamics of the industry. Such consolidation may give competitors greater financial resources and greater market penetration and enable competitors to offer a wider variety of products and services at more competitive prices, which could adversely affect the our financial results. It may be necessary for us to lower prices on its products and increase spending on advertising and promotions, each of which could adversely affect our financial results.

According to the Incontinence Support Center website, http://www.incontinentsupport.org, more than 19 million North American adults have some form of incontinence. However, medical science continues to discover more options for incontinence treatment and management everyday which may impact sales. Surgeries are less invasive with fewer side effects and quicker recovery; more medications are available.

Also, our line of incontinence care products contain certain materials which are principally derived from petroleum. These materials are subject to price fluctuations based on changes in petroleum prices, availability and other factors. Significant increases in prices for these materials could adversely affect the Corporation’s earnings if selling prices for its products are not adjusted or if adjustments significantly trail the increases in prices for these materials.

Although there is currently no known pending state or federal legislation that would impact either the manufacturing operations or the financial outlook of this corporation, the potential always exits that such standards may be changed in the future.

Management is currently looking for merger candidates.

Analysis of Financial Condition and Results of Operation

For year ended December 31, 2007 and the period January 30, 2006 (inception) through December 31, 2006.

Since My Health and Safety Supply Company, LLC, became a wholly-owned subsidiary of MH&SC, Incorporated, on October 26, 2006, there are no 2006 year end comparative revenues and expenses.

There were revenues of $447,954 for the year ended December 31, 2007 for MH&SC, Incorporated. Cost of goods sold for that same period were $301,136 which left a gross profit of $146,818 for us during the year ended December 31, 2007.

Operating expenses were $232,298 for MH&SC, Incorporated during the year ended December 31, 2007 and were composed primarily of $74,371 of professional fees which were 32.02% of operating expenses because of legal and accounting costs associated with taking the company public. There were also $61,115 of advertising expenses which were 26.31% of operating expenses, and $51,520 of commissions and consulting fees which were 22.18% of the operating expenses. During the same year ending December 31, 2007, there was search engine advertising of $58,034 which were 24.98% of the operating expenses. This search engine advertising expense of $58,034 is included in the total advertising expense of $61,115.

For the period January 30, 2006 through December 31, 2006

Since My Health and Safety Supply Company, LLC, became a wholly-owned subsidiary of MH&SC, Incorporated on October 26, 2006, there are no 2005 year end comparative revenues and expenses.

There were revenues of $61,905 for the period January 30, 2006 through December 31, 2006 for MH&SC, Incorporated. Cost of goods sold for that same period were $39,273 which left a gross profit of $22,632 for the company during the period January 30, 2006 through December 31, 2006.

Operating expenses were $226,255 for MH&SC, Incorporated during the period January 30, 2006 through December 31, 2006 and were composed primarily of $168,991 of depreciation and impairment of goodwill which were 74.69% of operating expenses, and $23,420 of professional fees which were 10.35% of the operating expenses because of legal and accounting costs associated with taking the company public. During the same period ending December 31, 2006, there was search engine advertising of $14,192 which were 6.27% of the operating expenses.

Liquidity and Capital Resources

Since we (MH & SC, Incorporated) began operations on January 30, 2006, there are no prior years to compare liquidity and capital resources.

At December 31, 2007, we had cash on hand of $5,540. Our current assets at December 31, 2007 are $6,403 compared to our current liabilities of $193,730.

On October 26, 2006, we acquired My Health and Safety Supply Company, LLC which provided cash received from investing activities of $6,702. This cash resulted from a common stock issuance of $100,000, goodwill recognition of $199,888, acquisition of accounts receivable of $1,647, acquisition of computer equipment of $2,420, assumption of accounts payable of $10,657, and an issuance of a note payable of $100,000. We impaired $168,888 of the goodwill recognized in this acquisition.

For the year ending December 31, 2007, our financing activities consisted of $500 of stock issued for cash, paying down the remainder of the original $100,000 note payable by $75,000 receiving $116,000 in advances by related parties, as described below, and receiving contributed capital of $18,000.

Although our subsidiary has operated since July 7, 2003, we have only operated since acquiring our subsidiary on October 26, 2006 and have sustained a loss of $96,604 during the year ending December 31, 2007. We have an accumulated deficit of $300,227 at December 31, 2007.

Cory Heitz, President, advanced $5,000 on May 30, 2006 to fund initial costs. In addition, he advanced additional amounts in the year ended December 31, 2007 in the amount of $116,000, to bring the total amount outstanding to him of $121,000. He commenced charging interest on January 1, 2007 for all outstanding amounts at 9.50% per annum. We have accrued $10,523 in interest expense for the year ended December 31, 2007. No interest has been paid during the year ended December 31, 2007. This debt is not subject to a written note and is due upon demand, all principal and accrued interest. Mr. Cory Heitz is under no obligation to make further advances.

We will need to secure additional funding to remedy our deficiency in the future. Our officers and directors have orally committed to provide necessary funding. However, they are under no obligation to do so and may not do so. If they do not, we would need to raise additional funds from a sale of debt or equity securities. However, this may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding except for management’s commitment.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

ITEM 7.	FINANCIAL STATEMENTS

MH&SC, INCORPORATED
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Audited Financial Statements:
Report of Independent Registered Public Accounting Firm	10
Report of Independent Registered Public Accounting Firm	11
Consolidated Balance Sheet as of December 31, 2007 and 2006	12
Consolidated Statements of Operations for the year ended December 31, 2007 and the period from January 30, 2006 (inception) through December 31, 2006	13
Consolidated Statements of Changes in Stockholders’ Deficit for the period from January 30, 2006 (inception) through December 31, 2007	14
Consolidated Statements of Cash Flows for the year ended December 31, 2007 and the period from January 30, 2006 (inception) through December 31, 2006	15
Notes to Consolidated Financial Statements	16-27

Report of Independent Registered Public Accounting Firm

To the Board of Directors
   MH&SC, Incorporated

We have audited the accompanying consolidated balance sheet of MH&SC, Incorporated as of December 31, 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the management of MH&SC, Incorporated. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the period January 30, 2006 (inception) through December 31, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MH&SC, Incorporated as of December 31, 2007, and the results of its operations and its cash flows the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that MH&SC, Incorporated will continue as a going concern. As shown in the financial statements, MH&SC, Incorporated suffered recurring losses from operations and has a working capital deficiency at December 31, 2007. These factors and others raise substantial doubt about MH&SC, Incorporated's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or to the amounts and classification of liabilities that might be necessary in the event MH&SC, Incorporated cannot continue in existence.

/s/ McElravy, Kinchen & Associates, P.C.
www.mkacpas.com
Houston, Texas
April 7, 2008

Report of Independent Registered Public Accounting Firm

To the Directors of
MH&SC, Incorporated

I have audited the accompanying consolidated balance sheet of MH&SC, Incorporated (formerly Help-U-Drive, Incorporated) (the "Company") as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period January 30, 2006 (Inception) through December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and their results of operations and cash flows for the period January 30, 2006 (Inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/Michael Pollack CPA

Cherry Hill, New Jersey
February 5, 2007

MH&SC, INCORPORATED

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2007 AND 2006

	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$5,450	$3,926
Accounts receivable	863	3,178
Total current assets	6,403	6,104
Fixed Assets, net of accumulated depreciation	605	2,317
Goodwill	31,000	31,000

TOTAL ASSETS	$38,008	$39,421

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$62,163	$37,039
Related party payables	121,000	5,000
Accrued interest and sales tax payable	10,567	-
Note payable	-	75,000
Total current liabilities	193,730	117,039

TOTAL LIABILITIES	193,730	117,039

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.000001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 6,265,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	6	6
Additional paid in capital	144,499	126,499
Subscriptions receivable	-	(500)
Accumulated deficit	(300,227)	(203,623)
Total stockholders’ deficit	(155,722)	(77,618)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$38,008	$39,421

The accompanying notes are an integral part of these consolidated financial statements.

MH&SC, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007 AND THE PERIOD FROM
JANUARY 30, 2006 (INCEPTION) THROUGH DECEMBER 31, 2006

		January 30, 2006
		(Inception) Through
	December 31,	December 31,
	2007	2006

REVENUE	$447,954	$61,905

COST OF REVENUES	301,136	39,273

GROSS PROFIT	146,818	22,632

OPERATING EXPENSES
Advertising expense	61,115	14,192
Professional fees	74,371	23,420
Commissions and consulting fees	51,520	8,950
General and administrative	43,580	10,702
Impairment of goodwill	-	168,888
Depreciation	1,712	103
Total operating expenses	232,298	226,255

NET (LOSS) BEFORE OTHER EXPENSE	(85,480)	(203,623)

OTHER EXPENSE
Interest expense	(11,124)	-

Total other expense	(11,124)	-

NET (LOSS)	$(96,604)	$(203,623)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,265,000	5,000,000

NET (LOSS) PER SHARE BASIC AND DILUTED	$(0.02)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

MH&SC, INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 30, 2006 (INCEPTION) THROUGH DECEMBER 31, 2007

	Common Stock		Additional Paid-In	Sub- scription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance - January 30, 2006	-	$-	$-	$-	$-	$-

Common shares issued to founder	5,000,000	5	-	-	-	5

Common shares issued for cash	265,000	-	26,500	(500)	-	26,000

Common shares issued for acquisition of My Health and Safety Supply Company, LLC	1,000,000	1	99,999	-	-	100,000

Net loss for the period	-	-	-	-	(203,623)	(203,623)

Balance - December 31, 2006	6,265,000	6	126,499	(500)	(203,623)	(77,618)

Cash received for subscription receivable	-	-	-	500	-	500

Contributed capital by founders			18,000			18,000

Net loss for the year	-	-	-	-	(96,604)	(96,604)

Balance - December 31, 2007	6,265,000	$6	$144,499	$-	$(300,227)	$(155,722)

The accompanying notes are an integral part of these consolidated financial statements.

MH&SC, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEAR ENDED DECEMBER 31, 2007 AND AND THE PERIOD FROM
JANUARY 30, 2006 (INCEPTION) THROUGH DECEMBER 31, 2006

		January 30, 2006
		(Inception) Through
	December 31,	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(96,604)	$(203,623)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Impairment of goodwill	-	168,888
Depreciation	1,712	103
Common stock issued to founder	-	5
Change in assets and liabilities
Decrease (Increase) in accounts receivable	2,315	(1,531)
Increase in accounts payable	35,691	26,382
Increase in related party payables	-	5,000
Total adjustments	39,718	198,847
Net cash (used in) operating activities	(56,886)	(4,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash received in merger	-	6,702
Net cash provided by investing activities	-	6,702

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash and subscriptions receivable	500	26,000
Payment of note payable	(75,000)	(25,000)
Advances by related parties	116,000	-
Contributed capital	18,000	-
Net cash provided by financing activities	59,500	1,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,614	2,926
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,926	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,540	$2,926

The accompanying notes are an integral part of these consolidated financial statements.

MH&SC, INCORPORATED
Notes to Consolidated Financial Statements

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

On January 30, 2006, Help-U-Drive, Incorporated. (the “Company”) was incorporated in the State of Delaware.

The Company was formed to develop a business involving driving impaired drivers home. Upon further investigation, the Company decided that was not a business opportunity they wished to pursue due to potential liability reasons, among others. Accordingly, the Company decided to search for another operating business to acquire, and found My Health and Safety Supply Company, LLC. On October 26, 2006, the Company and My Health and Safety Supply Company, LLC closed a Call Option Agreement with the owners of 100% of the issued and outstanding membership interests, and thus My Health and Safety Supply Company, LLC, became a wholly-owned subsidiary of the Company. The transaction is treated as an acquisition under the purchase method of accounting. The new management of MH&SC, Inc. will maintain control of the operations of the My Health and Safety Supply Company, LLC, and thus the transaction is treated as a purchase under FASB 141.

My Health and Safety Supply Company, LLC was incorporated as a limited liability company in the State of Indiana on July 7, 2003.

My Health and Safety Supply Company, LLC was formed to distribute products related to health care and safety via catalogue, printed or electronic. The Company’s products include adult incontinence products including adult diapers, pull-on briefs, belted undergarments, liners, underpads and medical stockings; sleep products including CPAP units and masks for sleep apnea thru adjustable therapeutic leisure beds, cervical sleep pillows and mattresses for more comfortable sleep; external breast forms, bras and accessories; and three and four wheel electric scooters.

On September 26, 2006, Help-U-Drive, Incorporated, formally changed its name to MH&SC, Incorporated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, My Health and Safety Supply Company, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There are no cash equivalents at December 31, 2007 and 2006.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and receivables. The Company places its cash with high credit quality financial institutions. At times, such amounts may exceed the FDIC limits; however, these deposits typically may be redeemed upon demand and therefore bear minimal risk. In monitoring this credit risk, the Company periodically evaluates the stability of the financial institutions. Generally, no collateral or other security is required to support receivables. To reduce credit risk, a customer’s credit history is evaluated before extension of credit. In addition, an allowance for doubtful receivables has been established as needed based on facts surrounding the credit risk of specific customers, historical trends and other information.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. The Company receives approximately 99% of its sales through credit card payments prior to shipment. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of December 30, 2007, no allowance for doubtful accounts is required.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (five years for the computer equipment). Costs of maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale are carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Revenue Recognition

The Company recognizes revenue when the following criteria for recognition is met:

1) Persuasive evidence of an arrangement exists;
2) Delivery has occurred or services have been rendered;
3) The seller’s price to the buyer is fixed or determinable, and

4) Collectibility is reasonably assured.

A majority of the Company’s revenues are generated through their catalogues either through the Internet or telephone, at which time, the customer will pay the Company with a credit card. All sales are final at the time of order. Shipments of products will be made within 24 hours of order. The right of return does exist within ten days from the date of sale, at which time the customer will be refunded the sales price on their credit card or exchanged merchandise. In addition, the Company will charge a fee for handling and restocking.

Allowance for Doubtful Accounts

The Company records a reduction to revenue for estimates for returns based on management’s estimate of likely losses per year, past experience and an estimate of current year uncollectible amounts. There was no allowance for doubtful accounts as of December 31, 2007 and 2006.

Goodwill and Other Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets”. (“SFAS 142”), goodwill and other indefinite-lived intangible assets are no longer amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Under SFAS 142, indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values.

Included in the consolidated statement of operations in depreciation and impairment, is the impairment related to the goodwill acquired in the acquisition of My Health & Safety Supply Company, LLC. The fair value calculation was prepared in accordance with SFAS 142 as noted above, and resulted in the $168,888 adjustment. The Company engaged an independent valuation expert to measure the fair value of the Company to determine the fair value of the Company’s goodwill. The independent valuation expert determined fair value based on the definitions established under SFAS 157 and utilized the income approach to measure the fair value of the reporting unit. In the acquisition of My Health & Safety Supply Company, LLC, the consideration for the acquisition was $200,000 in the form of common stock and a note payable. The value determined by an independent valuation expert of My Health & Safety Supply Company, LLC was $31,000, which was based on historical financial performance and expectations for revenue growth. Therefore, the Company impaired the goodwill by $168,888.

Fair Value of Financial Instruments

Carrying amounts for cash and cash equivalents, amounts due from acquisition target companies, accounts payable, notes and accrued interest payable, and debentures principal and interest payable approximate fair value due to the short-term nature of these instruments and interest at market rates. However, these values may not be representative of actual values that could have been realized as of the balance sheet dates or that will be realized in the future.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely.

My Health and Safety Supply Company, LLC was a limited liability company and for tax purposes was treated as a partnership. All net earnings generated were passed through to the individual members and taxed at their respective tax rates.

Basic and Diluted Net Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the year ended December 31, 2007 and 2006, there were no potentially dilutive securities outstanding.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement No. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has adopted SFAS 123(R) and applied it in the period presented. Through December 31, 2007 no options to employees have been granted.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company suffered losses of $96,604 and $203,623 in 2007 and 2006, respectively, has an accumulated deficit of $300,227 and a working capital deficit of $187,327 at December 31, 2007. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following as of December 31, 2007 and 2006:

	Estimated Useful Lives (Years)	2007	2006
Computer equipment	3	$2,420	$2,420

Less: Accumulated depreciation		(1,815)	(103)

Total, net		$605	$2,317

Depreciation expense was $1,712 and $103 for the years ended December 31, 2007 and 2006, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

One of My Health and Safety Supply Company, LLC’s former members and current shareholder provide professional services and provide office space for the Company, pursuant to a Professional Services Agreement and Sublease Agreement entered into November 1, 2003. The agreements run through 2008, and stipulate that the member of the Company will provide professional services and be paid $1,500 per month, and the Company will lease space for $1,000 per month. The Company is in process of renegotiating a new agreement upon the merger of the Company and My Health and Safety Supply Company, LLC. For the year ended December 31, 2007 there was $12,000 expensed and $612 in accounts payable as of December 31, 2007.

The founding shareholder of the Company advanced $5,000 on May 30, 2006 to fund initial costs. In addition, the founding shareholder advanced additional amounts in the twelve months ended December 31, 2007 in the amount of $116,000, to bring the total amount outstanding to this shareholder of $121,000. The shareholder commenced charging interest to the Company on January 1, 2007 for all outstanding amounts at 9.50% per annum. The Company has accrued $10,523 in interest expense for the year ended December 31, 2007. No interest has been paid in the year ended December 31, 2007 and 2006.

NOTE 6 - NOTE PAYABLE

The Company entered into a promissory note as part of the Call Option Agreement they entered into with the former members of My Health and Safety Supply Company, LLC on October 26, 2006. The Company had agreed to pay the former members as part of the acquisition, $100,000 due December 31, 2006 at 0% interest. Should the note not be paid by the due date, the note shall begin to accrue interest at 5% per annum on the unpaid balance. This note along with 1,000,000 shares of common stock (see Note 6) was the consideration paid for My Health and Safety Supply Company, LLC.

On November 10, 2006, the former members executed a release of the October 26, 2006 promissory note for the receipt of $25,000 cash. At this time, the former members entered into a new promissory note for $75,000. The $75,000 was due January 15, 2007 at 0% interest and was paid by the Company to the former members.

NOTE 7 - STOCKHOLDERS’ EQUITY

The Company was established with two classes of stock: a) Preferred stock - 20,000,000 shares authorized at a par value of $0.000001; and b) Common stock - 1,000,000,000 shares authorized at a par value of $0.000001.

The Company has not issued any preferred shares to date.

As of December 31, 2007, the Company has 6,265,000 shares of common stock issued and outstanding. No shares were issued during the year ended December 31, 2007.

The Company’s founder contributed $18,000 in capital during the year ended December 31, 2007.

We have a Call Option Agreement with the former members of My Health and Safety Company LLC, as follows:

Former LLC Members granted to us a Call Option to require Former LLC Members to sell to us up to 1,000,000 shares of common capital stock of us at a price per share equal to $.13 per share or an aggregate of $130,000 less any cash contributions of us to LLC during the term of the Agreement. The Call Option may be exercised at any time until April 25, 2008, when it expires.

The Call Option may be exercised by written notice given by us to one or more of the former LLC Members exercising the Call Option (former LLC Members being required to retain good and valid title to the shares subject to the exercise, and to keep said shares are unencumbered, during the term of the Agreement up to the time of delivery of the shares under the Option or termination of the Agreement).

We may exercise the Call Option on a serial basis, until such time as (i) the Call Option has been exercised with regard to all 1,000,000 shares of our common capital stock of the subject to the Call Option or (ii) the Call Option has terminated pursuant to the terms of the agreement.

We shall make payment for all Option Shares with regard to which the Call Option is exercised within ten days following former LLC Members’ deemed receipt of the written notice exercising the Call Option. Payment shall be made to the Holder owning the shares subject to the exercise in cash by wire transfer of immediately available funds or certified check.

If the Call Option is not exercised during the Exercise Period, then the Call Option will terminate, and be null, void and of no further effect immediately following the end of the Exercise Period.

Except as set forth above, there are no options, warrants or convertible securities outstanding.

NOTE 8 - PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

As of December 31, 2007 and 2006, there is no provision for income taxes, current or deferred.

	2007	2006
Net operating losses	$105,079	$71,268
Valuation allowance	(105,079)	(71,268)

	$-	$-

At December 31, 2007 and, the Company had net operating loss carryforward in the approximate amount of $300,227, and $203,623, respectively, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Prior to the acquisition by the Company, My Health and Safety Supply Company, LLC, was a limited liability company, and for tax purposes was treated as a partnership. All net earnings generated is passed through to the individual members and taxed at their respective tax rates.

NOTE 9 - ACQUISITION OF MY HEALTH AND SAFETY SUPPLY COMPANY, LLC

On October 26, 2006, the Company and My Health and Safety Supply Company, LLC closed a Call Option Agreement with the owners of 100% of the issued and outstanding membership interests, and thus My Health and Safety Supply Company, LLC, became a wholly-owned subsidiary of the Company.

My Health and Safety Supply Company, LLC was incorporated as a limited liability company in the State of Indiana on July 7, 2003.

The Company was formed to distribute products related to health care and safety via catalogue, printed or electronic. The Company’s products include adult incontinence products including adult diapers, pull-on briefs, belted undergarments, liners, underpads and medical stockings; sleep products including CPAP units and masks for sleep apnea thru adjustable therapeutic leisure beds, cervical sleep pillows and mattresses for more comfortable sleep; external breast forms, bras and accessories; and three and four wheel electric scooters.

The primary reason that the Company acquired My Health and Safety Supply Company, LLC was to utilize its resources and management expertise along with any capital the Company could raise to expand business lines and products of the business operation. The goodwill of $199,888 that resulted from the excess of the price paid over the fair value of the net assets acquired was the result of the Company paying a price that they believed this business is worth, despite the continued marginal losses that the operation had suffered in the past few years. Of this amount $168,888 of the goodwill has determined to be impaired by Management.

NOTE 10 - CONCENTRATIONS

For the year ended December 31, 2007 and 2006, the Company and My Health and Safety Supply Company, LLC had no major customers.

For the year ended December 31, 2007 and 2006, My Health and Safety Supply Company, LLC had two major vendors that represented approximately 97% and 96%, respectively of the Company’s purchases of merchandise.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 7, 2008, Michael Pollack CPA, LLC was dismissed as the independent auditor for MH & SC, Incorporated (“MH & SC”). Michael Pollack CPA, LLC has served as the independent auditor of MH & SC during the period for which the unaudited consolidated financial statements as of and for the period ended September 30, 2007 and the audited consolidated financial statements of MH & SC as of and for the period ended December 31, 2006 were prepared. From the date on which Michael Pollack CPA, LLC was engaged until the date it was dismissed, there were no disagreements with Michael Pollack CPA, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Michael Pollack CPA, LLC, would have caused Michael Pollack CPA, LLC to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no "reportable events" as that term is defined in Item 304(a) (1) (iv) of Regulation S-B.

MH & SC provided Michael Pollack CPA, LLC with a copy of the foregoing disclosure, and requested that Michael Pollack CPA, LLC furnish MH & SC with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with such disclosure. MH & SC filed as an Exhibit to the Form 8-K, a copy of the letter from Michael Pollack CPA, LLC as required by Item 304 of Regulation S-B. On January 8, 2008, Michael Pollack CPA, LLC provided a letter agreeing with the foregoing disclosure in MH & SC’s Form 8K filing.

On January 8, 2008, MH & SC executed an engagement letter with McElravy, Kinchen & Associates, P.C. ("MKA") to assume the role of its new certifying accountant. MKA has been asked to perform the audit for the year ended December 31, 2007.

During the periods ended December 31, 2006 and the subsequent interim period ended September 30, 2007, and through the date of the firm's engagement, MH & SC did not consult with MKA with regard to:

(i)  the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on MH & SC’s financial statements; or

(ii)  any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a) (1) (iv) of Regulation S-B.

The engagement of the new principal auditor was recommended and approved by the Board of Directors of MH & SC.

ITEM 8A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of sufficient accounting staff and the performance of the principal accounting functions by one officer. Our chief executive officer also serves as our chief financial officer. All of our financial reporting is carried out by one individual, and we do not have an audit committee. Our board of directors consists of one individual, who serves as our chief executive officer and chief financial officer. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

In order to remedy our existing internal control deficiencies, as soon as our finances allow, we will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures. We will also establish an audit committee and recruit members to serve on our board of directors.

This annual report does not include an attestation report of MH&SC, Incorporated’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by MH&SC, Incorporated’s registered public accounting firm pursuant to temporary rules of the SEC that permit MH&SC, Incorporated to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our directors and executive officers are as follows:

Mr. Cory Heitz, age 29, has been our Chief Executive Officer and Director since inception. Mr. Heitz’s background is as follows: From Jan 2006 - present, he has been our CEO and Director. From Oct 2003 - May 2005, he was Ground Theater Control Systems Deputy Flight Commander, 605 Test and Evaluation Squadron, Hurlburt Field, FL. From Oct 2003 - May 2005, he was Test and Evaluation Squadron, Hurlburt Field, FL. From Jun 2003 - Oct 2003, he was Mission Information Manager, Combined Joint Special Operations Air Component, Al Udeid AB, Qatar. From May 2002 - Jun 2003, he was Ground Theater Air Control Systems Project Manager, 605 Test and Evaluation Squadron, Hurlburt Field, FL. From Feb 2001 - May 2002, he was Support Group Executive Officer, 82 Support Group, Sheppard AFB, TX. From Nov 2000 - Feb 2001, Student Basic Communications Officer Training 333 Training Squadron, Keesler AFB, MS. From Aug 2000 - Nov 2000, he was Chief Wing Information Protection Officer, 82 Communications Squadron, Sheppard AFB, TX

Significant Employees

Timothy W. Faust is the Managing Partner of My Health and Safety Supply Company, LLC, a wholly owned subsidiary of MH&SC, Inc. His background is as follows: From November 2003 to Present, he has been the Managing Partner of My Health and Safety Supply Company. From May 2003 to October 2003 he was President. T W Faust Professional Services which provided technical service support to Surgical Appliance Industries on an outsourced basis. From January 2000 to April 2003 he was Director of Business Development of Surgical Appliance Industries, a privately held manufacturer and distributor of health care products, primarily external health and sport supports. From 1994 to January 2000 he was Partner and Principal Infinity Strategies & Solutions (Infinity, Inc.) a management and marketing consulting firm based in Indianapolis, IN.

Family Relationships

There are no family relationships among our officers and directors.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Based on our records and other information, we believe that in 2007 our directors, executive officers and shareholders owning 10% or more of the common stock of MH&SC, Incorporated met all applicable SEC filing requirements.

Code of Ethics

MH&SC, Incorporated has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and any other senior executive officers. Cory Heitz, the President of MH&SC, Incorporated has executed the Code of Ethics. A copy of the Code of Ethics is attached as Exhibit 14 to this Annual Report on Form 10-K.

Changes to Nomination Process

There were no material changes to the procedures by which shareholders may recommend nominees to MH&SC, Incorporated’s board of directors.

Audit Committee

MH&SC, Incorporated does not have a separately-designated audit committee. The entire board of directors serves as the audit committee of the company. MH&SC, Incorporated does not have an “audit committee financial expert” as defined in the applicable rules and regulations of the Securities Exchange Act of 1934, as amended.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation Agreements

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended December 31, 2007 and 2006 by our officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)(1)	(j)
Cory Heitz	2007	$0	$0	-	-	0	0	0	$0
President, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, and Director	2006	$0	$0	-	-	0	0	0	$0

Employment Agreements

We do not have employment agreements with Cory Heitz. Timothy Faust, the Manager of My Health and Safety Supply Company, LLC, our subsidiary, is paid $4,480 per month under an oral agreement.

Director Compensation

We do not pay directors any fees or other compensation for serving as a director. We have not granted any stock options or stock awards to our directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2007, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our executive officers and directors as a group.

Names and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned
	Number	Percent
Cory Heitz	5,000,000	79.8%
All Directors and named Executive Officers as a group
[1 person]	5,000,000	79.8%

The table above is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, each of the shareholders named in the table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 6,265,000 shares of common stock outstanding as of December 31, 2007.

The information presented above regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed above have sole voting and investment power with respect to the shares shown.

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of the company.

MH&SC, Incorporated does not have a compensation plan under which equity securities are authorized for issuance.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions

One of My Health and Safety Supply Company, LLC’s former members and current shareholder provide professional services and provide office space for the Company, pursuant to a Professional Services Agreement and Sublease Agreement entered into November 1, 2003. The agreements run through 2008, and stipulate that the member of the Company will provide professional services and be paid $1,500 per month, and the Company will lease space for $1,000 per month. The Company is in process of renegotiating a new agreement upon the merger of the Company and My Health and Safety Supply Company, LLC. For the year ended December 31, 2007 there was $12,000 expensed and $612 in accounts payable as of December 31, 2007.

The founding shareholder of the Company advanced $5,000 on May 30, 2006 to fund initial costs. In addition, the founding shareholder advanced additional amounts in the twelve months ended December 31, 2007 in the amount of $116,000, to bring the total amount outstanding to this shareholder of $121,000. The shareholder commenced charging interest to the Company on January 1, 2007 for all outstanding amounts at 9.50% per annum. The Company has accrued $10,523 in interest expense for the year ended December 31, 2007. No interest has been paid in the year ended December 31, 2007.

Director Independence

Our director, Cory Heitz, is not independent under the NASDAQ listing standards because he is an executive officer of MH&SC, Incorporated.

ITEM 13.	EXHIBITS

The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index.

No.	Description

(2)	Exchange Agreement(1)

(3)	(i)	Articles of Incorporation of the Company (1)

	(ii)	Amended Articles of Incorporation of the Company(1)

	(iii)	Articles of Organization of My Health and Safety Supply Company, LLC(4)

	(iv)	Bylaws of the Company(1)
	(v)	Operating Agreement of My Health and Safety Supply Company, LLC(1)

(4)	(i)	Form of Common Stock Certificate(1)

	(ii)	Call Option Agreement(1)

	(iii)	Subscription Agreement(3)

(10)		Sublease(2)

(14)		Code of Ethics

(21)		Subsidiaries of Registrant

(23.1)		Consent of McElravy, Kinchen & Associates, P.C

(23.2)		Consent of Michael Pollack CPA

(31)	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference from MH&SC, Incorporated’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on March 31, 2007.

(2)  Incorporated herein by reference from MH&SC, Incorporated’s Amended Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on April 4, 2007.

(3)  Incorporated herein by reference from MH&SC, Incorporated’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 14, 2007.

(4)  Incorporated herein by reference from MH&SC, Incorporated’s Amended Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on August 10, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following fees were paid to Michael Pollack CPA, an independent registered certified public accountant:

Audit Fees for fiscal year end December 31, 2007: $9,000.00
Audit Fees for fiscal year end December 31, 2006: $37,500.00

The following fees were paid to McElravy, Kinchen & Associates, P.C, an independent registered certified public accounting firm:

Audit Fees for fiscal year ended December 31, 2007: $0

MH&SC, Incorporated did not pay any other fees as specified in Item 9(e) of Schedule 14A.

MH&SC, Incorporated does not have audit committee pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MH&SC, Incorporated

Date: April 11, 2008	By:	/s/ Cory Heitz
Name: Cory Heitz
Title:President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 11, 2008	By:	/s/ Cory Heitz
Name: Cory Heitz
Title: Director