Form 10-Q
period 2008-03-31
MH&SC, INC
filed 2008-05-12
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number: 333-141010

MH&SC, INCORPORATED
(Name of small business issuer in its charter)

Delaware	20-4947667
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3505 Castlegate Ct.
Lexington, Kentucky	40502
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (859) 317-1166

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class – Common Stock, 6,265,000 shares outstanding as of May 1, 2008.

i

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements of MH&SC, Incorporated (“MH&SC” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2007, previously filed with the Commission, which are included in the Company's Annual Report filed on Form 10-KSB.

MH&SC, INCORPORATED

MH&SC, INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

	March 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$3,010	$5,540
Accounts receivable	2,221	863
Total current assets	5,231	6,403
Fixed assets, net of accumulated depreciation of $1,936 and $1,815 at March 31, 2008 and December 31, 2007, respectively	484	605
Goodwill	31,000	31,000

TOTAL ASSETS	$36,715	$38,008

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$69,072	$62,163
Related party payables	121,000	121,000
Accrued interest and sales tax payable	13,413	10,567
Total current liabilities	203,485	193,730

STOCKHOLDERS' DEFICIT
Preferred stock, $0.000001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 6,265,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	6	6
Additional paid in capital	144,499	144,499
Deficit accumulated during the exploration stage	(311,275)	(300,227)
Total stockholders' deficit	(166,770)	(155,722)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,715	$38,008

The accompanying notes are an integral part of these financial statements.

MH&SC, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	March 31,	March 31,
	2008	2007
REVENUE	$103,247	$102,055
COST OF REVENUES	71,912	71,489
GROSS PROFIT	31,335	30,566
OPERATING EXPENSES
Advertising expense	9,227	14,222
Professional fees	7,240	43,000
Commissions and consulting fees	13,440	11,200
General and administrative	9,278	9,701
Depreciation	121	155
Total operating expenses	39,316	78,278

NET (LOSS) BEFORE OTHER EXPENSE	(7,981)	(47,712)
OTHER EXPENSE
Interest expense	(3,067)	(1,878)
Total other expense	(3,067)	(3,067)
NET (LOSS)	$(11,048)	$(49,590)
NET (LOSS) PER SHARE BASIC AND DILUTED	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,265,000	6,265,000

The accompanying notes are an integral part of these financial statements.

MH&SC, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(11,048)	$(49,590)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	121	155
Change in assets and liabilities
Decrease (Increase) in accounts receivable	(1,358)	1,908
Increase in accounts payable	9,755	12,746
Total adjustments	8,518	14,809

Net cash (used in) operating activities
	(2,530)	(34,781)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash and subscriptions receivable	-	500
Payment of note payable	-	(75,000)
Advances by related parties	-	116,000
Net cash provided by financing activities	-	41,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,530)	6,719

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,540	2,926

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,010	$9,645

The accompanying notes are an integral part of these financial statements.

MH&SC, INCORPORATED
Notes to Consolidated Financial Statements
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of MH&SC, Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with MH&SC’s audited 2007 annual financial statements and notes thereto filed with the SEC on form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in MH&SC’s 2007 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

MH&SC’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $311,275 and has a working capital deficit of $198,254 at March 31, 2008. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to finance these deficits through the sale of stock.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

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

Analysis of Financial Condition and Results of Operation

Three Months Ended March 31, 2008 and March 31, 2007

There were revenues of $103,247 for the three-month period ended March 31, 2008, as compared to $102,055 for the same period in 2007 for MH&SC, Incorporated. Revenues were up 1.17% due to repeat customer business. Cost of goods sold for the three-month period ended March 31, 2008, was $71,912 compared to $71,489 in 2007. The percentage of increase was de-minimus. This left a gross profit of $31,335 for us during the three-month period ended March 31, 2008 and a gross profit of $30,566 for the same period in 2007. The increase in gross profit was 2.52%.

Operating expenses were $39,316 for MH&SC, Incorporated during the three-month period ended March 31, 2008, and were $78,278 for the same period in 2007. The expenses were composed primarily of professional fees which were 18.41% of operating expenses during 2008 and 54.93% of operating expenses during 2007. The 83.16% decrease in professional expenses from the first quarter of 2007 to the first quarter of 2008 is due to the additional audit and legal costs associated with taking the company public during 2007. There was $9,227 of advertising expenses during the first quarter of 2008 compared to $14,222 of advertising expenses during the first quarter of 2007. The 35.12% decrease of advertising is due to severing ties with our search engine optimization firm, Summit Web Marketing, and managing the search engine advertising in-house. During the period ending March 31, 2008, there was search engine advertising of $9,227 which composed 100% of the advertising costs. For the same period ending in 2007, there was search engine advertising of $13,141 included in the total advertising expense of $14,222. Also, there were $13,440 of commissions and consulting fees for the period ending March 31, 2008 compared to $11,200 of consulting fees for the same period in 2007. The 20% increase of commissions and consulting fees in the first quarter of 2008 is due to the MH&SC Business Manager being paid for six pay periods in 2008, as compared to five pay periods in 2007.

Liquidity and Capital Resources

At March 31, 2008, we had cash on hand of $3,010. Our current assets at March 31, 2008 are $5,231 compared to our current liabilities of $203,485.

Although our subsidiary has operated since July 7, 2003, we have only operated since acquiring our subsidiary on October 26, 2006 and have sustained a loss of $11,048 during the period ending May 31, 2008. We have an accumulated deficit of $311,275 at March 31, 2008.

We will need to secure additional funding to remedy our deficiency in the future. Our officers and directors have orally committed to provide necessary funding. However, they are under no obligation to do so and may not do so. If they do not, we would need to raise additional funds from a sale of debt or equity securities. However, this may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding except for management’s commitment. We are currently looking for merger candidates.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended March 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. RISK FACTORS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5. OTHER INFORMATION.

None

Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MH&SC, INCORPORATED
(Registrant)

Date: May 12, 2008	/s/ Cory Heitz
Cory Heitz, President, Principal Executive Officer,
Principal Financial Officer and Principal
Accounting Officer