Form 10-Q
period 2008-06-30
Juhl Wind, Inc
filed 2008-08-14
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number: 333-141010

JUHL WIND, INC.
(Name of small business issuer in its charter)

Delaware	20-4947667
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

996 190th Avenue
Woodstock, Minnesota	56186
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (507) 777-4310

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

Class - Common Stock, 20,050,000 shares outstanding as of June 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements of Juhl Wind, Inc. (“Juhl Wind” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2007, previously filed with the Commission, which are included in the Form 8-K filed on or about June 25, 2008.

JUHL WIND INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,138,379	$131,255
Restricted Cash	500,000	-
Accounts Receivable	111,612	188,772
Unbilled Receivables - Current Portion	32,850	287,000
Prepaid Expenses	5,280	3,626
Deposit with Vendor	100,000	-
Current Deferred Income Taxes	78,000	-
TOTAL CURRENT ASSETS	4,966,121	610,653

PROPERTY AND EQUIPMENT (Net)	127,530	135,024

OTHER ASSETS
Deferred Income Tax Asset	1,000	-
Unbilled Receivable - Non-Current Portion
Net of an Allowance for Doubtful Accounts of $45,446	226,554	-
TOTAL OTHER ASSETS	227,554	-

TOTAL ASSETS	$5,321,205	$745,677

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$140,027	$29,280
Accrued Expenses	126,073	6,095
Deferred Revenue	118,267	32,367
TOTAL CURRENT LIABILITIES	384,367	67,742

DEFERRED INCOME TAX LIABILITY	17,000	-

CONVERTIBLE PREFERRED STOCK (MEZZ EQUITY)
$.0001 par value; 20,000,000 authorized, 5,160,000 issued	3,136,554	-
and outstanding

STOCKHOLDERS' EQUITY
Common Stock - $.0001 par value; 100,000,000 shares authorized
20,050,000 issued and outstanding as of June 30, 2008	2,005	1,010
Additional Paid-In Capital	1,618,548	104,859
Retained Earnings	162,731	572,066
TOTAL STOCKHOLDERS' EQUITY	1,783,284	677,935

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,321,205	$745,677

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2008 AND 2007

	2008		2007
	(Unaudited)		(Unaudited)
INCOME
Consulting Services	$47,474	31.66%	$42,017	27.85%
Windfarm Management	98,076	65.41	103,297	68.48
Other Operating Income	4,398	2.93	5,529	3.67
TOTAL INCOME	149,948	100.00	150,843	100.00

OPERATING EXPENSES
General and Administrative Expenses	271,844	181.29	22,834	15.14
Payroll and Employee Benefits	157,287	104.89	42,047	27.87
Windfarm Management Expenses	22,938	15.30	28,833	19.11
TOTAL OPERATING EXPENSES	452,069	301.48	93,714	62.12
OPERATING INCOME (LOSS)	(302,121)	(201.48)	57,129	37.88

INTEREST INCOME	-	0.00	13	0.01

NET INCOME (LOSS) BEFORE INCOME TAXES	(302,121)	(201.48)	57,142	37.89

INCOME TAX BENEFIT	62,000	41.35	-	0.00

NET INCOME (LOSS)	(240,121)	(160.13)%	57,142	37.89%

LESS PREFERRED STOCK DIVIDEND	6,880		-

NET INCOME (LOSS) AVAILABLE FOR COMMON
STOCKHOLDERS	(247,001)		57,142

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	14,722,222		2,750,000

NET INCOME (LOSS) PER SHARE - BASIC
AND DILUTED	$(0.02)		$0.02

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008		2007
	(Unaudited)		(Unaudited)
INCOME
Consulting Services	$112,017	35.60%	$84,034	28.31%
Windfarm Management	196,389	62.42	205,292	69.14
Other Operating Income	6,232	1.98	7,575	2.55
TOTAL INCOME	314,638	100.00	296,901	100.00

OPERATING EXPENSES
General and Administrative Expenses	291,523	92.65	40,586	13.67
Payroll and Employee Benefits	199,916	63.54	77,383	26.06
Windfarm Management Expenses	70,757	22.49	51,417	17.32
TOTAL OPERATING EXPENSES	562,196	178.68	169,386	57.05
OPERATING INCOME (LOSS)	(247,558)	(78.68)	127,515	42.95

INTEREST INCOME	-	0.00	102	0.03

NET INCOME (LOSS) BEFORE INCOME TAXES	(247,558)	(78.68)	127,617	42.98

INCOME TAX BENEFIT	62,000	19.71	-	0.00

NET INCOME (LOSS)	(185,558)	(58.97)%	127,617	42.98%

LESS PREFERRED STOCK DIVIDEND	6,880		-

NET INCOME (LOSS) AVAILABLE FOR COMMON
STOCKHOLDERS	(192,438)		127,617

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	14,987,569		2,750,000

NET INCOME (LOSS) PER SHARE - BASIC
AND DILUTED	$(0.01)		$0.05

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND SIX-MONTHS ENDED JUNE 30, 2008

			Additional
	Common Stock		Paid-In	Retained	Total
	Shares	Amount	Capital	Earnings	Equity

BALANCE - December 31, 2006	1,000	$1,000	$20,075	$737,830	$758,905

Net Income	-	-	-	296,768	296,768

Stockholder's Contributions
Juhl Energy Development, Inc.	1,000	10	84,784	-	84,794

Stockholder's Distributions	-	-	-	462,532	462,532

BALANCE - December 31, 2007	2,000	1,010	104,859	572,066	677,935

Net Loss	-	-	-	(185,558)	(185,558)

Stockholder's Contributions
Juhl Energy Development, Inc.	-	-	5,438	-	5,438

Shares Redeemed in the Reverse Merger	(2,000)	(1,010)	(990)	-	(2,000)

Shares Issued During the Reverse Merger	20,000,000	2,000	-	-	2,000

Shares Issued for Services	50,000	5	62,495		62,500

Issuance of Common Stock Warrants	-	-	1,438,201	-	1,438,201

Stock-Based Compensation to Employees	-	-	2,195	-	2,195

Stock-Based Compensation to Consultants	-	-	6,350	-	6,350

Preferred Dividend	-	-	-	(6,880)	(6,880)

Stockholder's Distributions	-	-	-	(216,897)	(216,897)

BALANCE - June 30, 2008 (unaudited)	20,050,000	$2,005	$1,618,548	$162,731	$1,783,284

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(185,558)	$127,617
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	15,991	15,192
Allowance for Doubtful Accounts	45,446	-
Stock-Based Compensation to Employees	2,195	-
Stock-Based Compensation to Consultants	68,850	-
Change in assets and liabilities, net of contributed company:
Accounts Receivable	66,891	86,455
Unbilled Receivable	(17,850)	(52,850)
Deposit with Vendor	(100,000)	-
Prepaid Expenses	(1,654)	330
Accounts Payable	78,799	(977)
Accrued Expenses	119,978	672
Deferred Income Taxes	(62,000)	-
Deferred Revenue	85,900	(22,434)
NET CASH PROVIDED BY OPERATING ACTIVITIES	116,988	154,005

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired from Community Wind Development Group, LLC	13,108	-
Payments for Property and Equipment	(5,900)	-
NET CASH FROM INVESTING ACTIVITIES	7,208	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received through the issuance of Preferred Stock
and Common Stock Warrants	4,099,825	-
Distributions to Shareholders	(216,897)	(363,507)
NET CASH (USED FOR) FROM FINANCING ACTIVITIES	3,882,928	(363,507)

NET INCREASE (DECREASE) IN CASH	4,007,124	(209,502)

CASH BEGINNING OF THE PERIOD	131,255	261,324

CASH END OF THE PERIOD	$4,138,379	$51,822

NONCASH INVESTING ACTIVITY
Equity Contribution of Assets and Liabilities of Common
Owned Company by Shareholder	$5,438	$-

NONCASH FINANCING ACTIVITY
Private Placement Offering Costs Paid Directly from
Gross Proceeds	$560,175	$-

Private Placement Offering Costs Included in Accounts Payable	$31,950	$-

Cumulative 8% Preferred Stock Dividend Accrued	$6,880	$-

Private Placement Offering Restricted Cash Deposit	$500,000	$-

The accompanying notes are an integral part of these statements.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

1.	BACKGROUND, CHANGE OF CONTROL AND BASIS OF PRESENTATION

Juhl Wind, Inc., a Delaware corporation, (the “Company or “Corporation”) conducts business under two subsidiaries, DanMar and Associates, Inc. and Juhl Energy Development, Inc. Operating under its subsidiaries, the Company is primarily involved in providing development, management, and consulting services to various windfarm projects throughout the Midwest.

On June 24, 2008, the owners of DanMar and Associates, Inc. and Juhl Energy Development, Inc., both privately held companies, exchanged all of their outstanding shares of common stock in the companies for 15,250,000 shares of common stock of MH&SC, Inc., a public company. Upon the exchange transaction (the “Transaction”), MH&SC, Inc. changed its name to Juhl Wind, Inc. As a result of the transaction, DanMar and Associates, Inc. and Juhl Energy Development, Inc. (the “Companies”) are now wholly-owned subsidiaries of Juhl Wind, Inc. Immediately following the closing of the transaction, pursuant to a purchase and sale agreement, MH & SC, Inc. sold all of the outstanding membership interest of its wholly owned subsidiary, My Health & Safety Supply Company, LLC, an Indiana limited liability company, to its former CEO. The subsidiary was the only operational activities of MH & SC, Inc. In essence, DanMar and Associates, Inc. and Juhl Energy Development, Inc. merged into a public shell company with no or nominal remaining operations; and no or nominal assets and liabilities.

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Companies are considered the accounting acquirer in the exchange transaction. Because the Companies owners as a group retained or received the larger portion of the voting rights in the combined entity and the Companies senior management represents a majority of the senior management of the combined entity, the Companies are considered the acquirer for accounting purposes and will account for the transaction as a reverse acquisition. The acquisition will be accounted for as a recapitalization, since at the time of the transaction, MH & SC, Inc. was a company with no or nominal operations, assets and liabilities. Consequently, the assets and liabilities and the historical operations that will be reflected in future consolidated financial statements will be those of the Companies and will be recorded at its historical cost basis. The financial statements have been prepared as if DanMar and Associates, Inc. and Juhl Energy Development, Inc had always been the reporting company and, on the share transaction date, changed its name and reorganized its capital stock.

The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2007 and 2006, contained in Form 8-K filed with the Securities and Exchange Commission on June 25, 2008.

In the opinion of management, the interim financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH

The Company maintains cash balances at one financial institution located in Minnesota. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At times throughout the year cash balances may exceed the FDIC insurance limits.

RESTRICTED CASH
The Company maintains an escrow cash account funded by the proceeds received from the preferred stock private placement. The funds are to be used for investor relations initiatives with the approval of the largest investor in the private placement. Also, 15% of the gross proceeds generated from the exercise of the warrants attached to the private placement preferred stock shall be placed in the account.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

ACCOUNTS RECEIVABLE
Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Trade accounts receivable are recorded at their estimated net realizable value, net of an allowance for doubtful accounts. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off.

UNBILLED RECEIVABLES

Unbilled receivables are generated when the revenue from a project has been earned by the Company but has not been formally billed by the Company. The unbilled receivables are recorded at their estimated net realizable value, net of an allowance for doubtful accounts. The Company follows a policy providing an allowance for doubtful accounts reserving for significant timing risk and other risks associated with energy project development.

STOCK OPTION PLANS
Effective June 24, 2008 (inception date), the Company adopted FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)). This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The Company recognizes compensation expense based on the estimated grant date fair value using the Black-Scholes option-pricing model.

The Company accounts for unit based instruments granted to nonemployees under the fair value method of EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18, Accounting for Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees.  Under EITF 96-18 and EITF 00-18, unit based instruments usually are recorded at their underlying fair value.  In certain instances the fair value of the goods or services is used to determine the value of the equity instrument as it is a better measure of fair value.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could differ from those estimates. Revenue from the development agreements is a significant estimate based on a percentage of estimated project costs. The revenue from these agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date. Stock-based compensation and valuation of outstanding warrants also include significant estimates.

FAIR VALUE OF FINANCIAL INTRUMENTS
The carrying values of cash, accounts receivable and accounts payable approximate their fair value.

REVENUE RECOGNITION
The Company receives a down payment upon the acceptance of a development contract by the windfarm owner. With no work performed on the contract to date, the down payment is considered deferred revenue and is recognized over the estimated life of the contract. The Company recognizes additional revenue from development contracts upon completion of each of the two deliverables in the development contract. Revenue is recognized upon completion due to inherent uncertainties relating to the wind energy market. The first deliverable is the acceptance of the power purchase agreement (PPA) by the windfarm owner and power company. The revenue relating to the acceptance of the PPA is recognized on the date the PPA is signed and collectability is reasonably assured. The second deliverable is when the project becomes commercially operational according to the power company.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The Company has signed administrative services agreements with seven wind turbine projects to provide management and bookkeeping services. The administrative services agreements call for quarterly payments in advance of services rendered. The administrative services payments are carried as deferred revenue and recognized monthly as services are performed.

EARNINGS PER SHARE
Basic net income (loss) per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income by the weighted average number of shares and share equivalents outstanding during the period. As of June 30, 2008, the Company had 8,310,000 unit equivalents outstanding relating to outstanding stock options and warrants. As of June 30, 2007, the Company had no share equivalents outstanding. At June 30, 2008, the effects of the share equivalents were excluded from the computation of diluted shares outstanding as their effects would be anti-dilutive, due to the Company’s net loss for the period ended June 30, 2008.

INCOME TAXES
The Company records income tax in accordance with FAS No. 109, “Accounting for Income Taxes”. Under the provisions of FAS 109, deferred income taxes are provided for timing differences between financial statements and income tax reporting, primarily from the valuation of inventory and the use of accelerated depreciation methods for income tax purposes. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted SFAS 157 as of January 1, 2008 except as noted below, and it did not have a material impact on its financial position and results of operations.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases," (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The Company is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that implementation of this standard will have a material effect on its consolidated financial position, results of operations or cash flows.

3.	PRIVATE PLACEMENT OF SERIES A 8% CONVERTIBLE PREFERRED STOCK AND COMMON STOCK WARRANTS

At the time of the transaction, the Company completed a private placement consisting of shares of newly-created series A 8% convertible preferred stock (“Series A”), and detachable, five-year class A, class B and Class C warrants to purchase shares of common stock at an exercise price of $1.25 (class A), $1.50 (class B) and $1.75 (class C) per share. In total, we sold 5,160,000 shares of our Series A convertible preferred stock (convertible at any time into a like number of shares of common stock) and class A, class B and class C warrants to each purchase 2,580,000 shares of common stock, or an aggregate of 7,740,000 shares of common stock. We received gross proceeds of $5,160,000 less total offering costs of $592,125.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The net proceeds of $4,567,875 were allocated to Series A and the detachable common stock warrants as follows based on their relative fair value:

Preferred Stock (Mezz Equity)	$3,129,674
Detachable Warrants	$1,438,201

We also issued 2,250,000 shares of our common stock to Greenview Capital, LLC and unrelated designees at the closing of the transaction in consideration for merger advisory services.

Conversion Rights of Series A

At any time, each share of Series A is convertible into one share of common stock. However, the number of shares of common stock issuable upon conversion of Series A is subject to adjustment upon the occurrence of certain customary events, including, among others, a stock split, reverse stock split or combination of our common stock; an issuance of our common stock or other securities as a dividend or distribution on the common stock; a reclassification, exchange or substitution of the common stock; or a capital reorganization of our Company. Additionally, until June 24, 2010, the holders of Series A will have “full-ratchet” anti-dilution price protection, with limited exceptions for issuances under employee benefit plans and pursuant to transactions involving a strategic partner pre-approved by the holders on a case-by-case basis. After June 24, 2010, the holders of Preferred Stock will have “weighted average” anti-dilution price protection.

Voting Rights of Series A

Holders of Series A are not entitled to vote their shares with the holders of our common stock, except for certain extraordinary corporate transactions, in which case they vote as a separate class. Holders of Series A shall also have any voting rights to which they are entitled by Delaware law.

Liquidation Rights of Series A

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of our Company, including a merger or consolidation of our Company with or into another company, or any transfer, sale or lease by us of substantially all of our assets, the holders of Series A will be entitled to receive out of our assets available for distribution to stockholders, before any distribution is made to holders of our common stock or any other series of our preferred stock, liquidating distributions in an amount equal to $1.20 per share, plus accrued but unpaid dividends.

Redemption Rights of Series A

Series A may not be redeemed by us at any time.

Dividends Rights of Series A

Series A will be entitled to receive dividends at a rate of 8% per year, payable quarterly in arrears in cash or shares of our common stock.

Certain Covenant Rights and Registration Rights of Series A

Series A contains certain negative covenants, such as a limitation on indebtedness, a limitation on increases in executive compensation, an incentive compensation plan not to exceed 10% of our outstanding common equivalent shares, and restrictions on mergers, acquisitions and other fundamental transactions, without the prior written consent of a majority of the holders of Series A, and certain other affirmative covenants. All covenants expire if Series A position held by its majority original investor falls below 20% of the original Series A position held by it immediately following the closing of the original offering. The Corporation is also required to issue registered common shares upon conversion of Series A and exercise of the class A, class B and class C warrants. If the underlying shares are not registered as required in the Series A offering document, the Corporation would be required to pay liquidated damages of 2% of the original purchase price per each 30 day period or part thereof for any registration default up to a maximum of 12%.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

3.	COMMON STOCK REORGANIZED

As of the date of the Transaction, the Corporation authorized 100 million shares of common stock with 20,050,000 shares outstanding as of June 30, 2008.

4.	INCOME TAXES

In June 2008, the shareholders for DanMar and Associates, Inc. and Juhl Energy Development, Inc. transferred a portion of their shares to a Family Limited Partnership. A Family Limited Partnership is a disqualified S shareholder under the Internal Revenue Code and comparable state law, thus the S election was terminated and the companies are taxed as regular C Corporations from transfer date forward.

At the time the S corporation election was terminated the Company recorded deferred tax assets and liabilities arising from the timing differences recorded in the financial statements and income tax returns for various accrued expenses and the methods used in computing depreciation.

The components of the deferred income tax asset and liability are as follows:

Current Deferred Income Tax Benefit (Asset):
Accrued Vacation and Officer’s Compensation	$16,000
Net Operating Loss Carryforward	62,000
TOTAL	$78,000

Non-Current Deferred Income Tax Benefit (Asset):
Stock Option Expense	$1,000

Noncurrent Deferred Income Tax (Liability):
Depreciation	$17,000

The benefit for income taxes charged to operations for the period ended June 30, 2008 is due to the current period operating loss. In assessing the realizability of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

5.	STOCK-BASED COMPENSATION

The Company has a non-qualified incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. As of June 30, 2008, the Company has 2,377,111 shares available for award under the plan.

On June 24, 2008, the Company granted to key employees and directors of the Company, 520,000 options to purchase common shares under the above plan. These options carry an exercise price of $1.00 per share a vest over a two or three year period beginning June 24, 2008 and expire ten years from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, underlying price $1.25, dividend yield of 0%, expected volatility of 96%, risk-free interest rate of 4%, and expected life of 6 years. Based on pricing model it was determined that $2,195 of option related compensation was expense in the period ending June 30, 2008.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

A summary of the Company’s stock option plan as of June 30, 2008 and changes during the six-month period then ended June 30, 2008 is listed below:

Outstanding at December 31, 2007	-
Granted on June 24, 2008	520,000
Exercised	-
Expired	-
Forfeited	-
Outstanding at June 30, 2008	520,000

Options exercisable at the end of the period	-

As of June 30, 2008, there was approximately $526,800 of total unrecognized compensation expense cost. This cost is expected to be recognized over a weighted-average period of 3 years.

In addition, during the quarter ended June 30, 2008, the Corporation issued 50,000 common stock warrants to an investor relations consulting firm. These warrants vest over the six-month service period. The Company recognized $6,350 related to the portion earned during the current quarter. These warrants which vest in December 2008 and allow the holder to purchase common stock at an exercise price of $7.00 for 25,000 and $10.00 for the other 25,000 shares. To determine fair value of the warrants the Company uses the Black-Scholes pricing model with the following assumptions, dividend yield of 0%, expected volatility of 96%, risk-free interest rate of 4%, and expected life of 5 years.

The unrecognized compensation expense cost related to these warrants is approximately $120,700 based on the June 30, 2008 value of these warrants. This cost is expected to be recognized over a weighted-average period of 0.5 years.

6.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the first quarter 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company has no assets and liabilities measured at fair value on a recurring basis that would require disclosure under this pronouncement.

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

Overview

On June 24, 2008, we acquired all of the outstanding shares of common stock of two related companies, Juhl Energy Development, Inc., a Minnesota corporation (“Juhl Energy”), and DanMar and Associates, Inc., a Minnesota corporation (“DanMar”), in exchange for the issuance of 15,250,000 shares of our common stock, par value $.0001 per share. As a result, Juhl Energy and DanMar are now our wholly-owned subsidiaries. The transaction is referred to in this current report as the exchange transaction.

As a result of the exchange transaction, we are now engaged in the development of community wind power in various small communities in the Midwestern United States and Canada, with the ultimate goal of building medium scale wind farms jointly owned with local communities and farm owners. The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power for use by the electric power industry. Since inception, Juhl Energy and DanMar have developed 11 wind farms, accounting for more than 117 megawatts of wind power, that currently operate in the midwest region of the United States. At the time of the exchange transaction, Juhl Energy and DanMar were engaged in various aspects of the development of 16 wind farms totaling an additional 400 megawatts of community wind power systems.

Before the exchange transaction, our corporate name was MH & SC, Incorporated and our trading symbol was MHSC.OB. Concurrently with the exchange transaction, we changed our corporate name to Juhl Wind, Inc. and changed our trading symbol to JUHL.OB. As a result of the exchange transaction, Juhl Energy and DanMar became our wholly-owned subsidiaries, with the former stockholders of Juhl Energy and DanMar acquiring 15,250,000 shares of our common stock. Both Juhl Energy and DanMar were controlled by Daniel J. Juhl, their founder and our new Chairman and Chief Executive Officer. The exchange transaction was consummated pursuant to a Securities Exchange Agreement, dated June 24, 2008, between us, and Juhl Energy and DanMar and, for certain limited purposes, the former stockholders of Juhl Energy and DanMar.

Concurrently with the closing of the exchange transaction, we completed a private placement to two institutional investors and two other accredited investors of units consisting of shares of our newly-created series A convertible preferred stock, par value $.0001 per share, and detachable five-year class A, class B and class C warrants to purchase shares of our common stock at an exercise price of $1.25 (class A), $1.50 (class B) and $1.75 (class C) per share. In total, we sold 5,160,000 shares of our series A convertible preferred stock (convertible at any time into a like number of shares of common stock) and class A, class B and class C warrants to each purchase 2,580,000 shares of common stock, or an aggregate of 7,740,000 shares of common stock. We received gross proceeds of $5,160,000 in consideration for the sale of the units, $4,560,000 from Vision Opportunity Master Fund, Ltd., $500,000 from Daybreak Special Situations Master Fund, Ltd. and $100,000 from Bruce Meyers and Imtiaz Khan.

Concurrently with the closing of the exchange transaction and the private placement, we cancelled 3,765,000 shares of our common stock held by Vision Opportunity Master Fund, Ltd. Following the closing of the exchange transaction, pursuant to a purchase and sale agreement, we sold all of the outstanding membership interests of our wholly-owned subsidiary, My Health & Safety Supply Company, LLC, an Indiana limited liability company, to Cory Heitz in full satisfaction of related party advances made by him to us in the principal amount of $121,000, plus accrued but unpaid interest. We determined that this business was incidental to our new wind energy business.

The Exchange Transaction

General

At the closing of the exchange transaction, the two former beneficial stockholders of Juhl Energy and DanMar received shares of our common stock for all of the outstanding shares of common stock of Juhl Energy and DanMar held by them.  As a result, at the closing of the exchange transaction, we issued an aggregate of 15,250,000 shares of our common stock to the former stockholders of Juhl Energy and DanMar, representing approximately 60.6% of our outstanding shares of common stock, inclusive of 5,160,000 shares of common stock issuable upon the conversion of our series A convertible preferred stock sold in our concurrent private placement. The consideration issued in the exchange transaction was determined as a result of arm’s-length negotiations between us and Juhl Energy and DanMar and their respective stockholders.

We also issued 2,250,000 shares of our common stock to Greenview Capital, LLC and unrelated designees at the closing of the exchange transaction in consideration for merger advisory services in connection with the transaction.

Changes Resulting from the Exchange Transaction

We intend to carry on Juhl Energy’s and DanMar’s wind energy business as our sole line of business.  Our pre-exchange transaction stockholders will not be required to exchange their existing MH & SC stock certificates for new certificates of Juhl Wind, since the OTC Bulletin Board will consider our existing stock certificates as constituting “good delivery” in securities transactions subsequent to the exchange transaction. The American Stock Exchange and Nasdaq Capital Market, where we intend to apply to list our common stock for trading, will also consider the submission of existing stock certificates as “good delivery.” We cannot be certain that we will receive approval to list our common stock on the American Stock Exchange or Nasdaq Capital Market.

Change of Board Composition and Executive Officers

Prior to the closing of the exchange transaction and private placement, our board of directors was composed only of Cory Heitz. On June 24, 2008, immediately following such transactions, Mr. Heitz resigned as our director, and Daniel J. Juhl and John P. Mitola became directors of our company. Edward C. Hurley became our third director on July 9, 2008, following the end of the quarter ended June 30, 2008. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

Prior to the closing of the exchange transaction and private placement, Cory Heitz was our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer. Mr. Heitz resigned from all of the offices that he held effective on June 24, 2008.

On June 24, 2008, our board of directors named the following persons as our new executive officers: Daniel J. Juhl - Chairman of the Board and Chief Executive Officer, John P. Mitola - President, and Jeffrey C. Paulson - General Counsel, Vice President and Secretary. Officers are elected annually by our board of directors and serve at the discretion of our board. We are currently in the process of identifying a new Chief Financial Officer. Mr. Mitola will serve in that capacity until a new Chief Financial Officer is hired.

Change of Stockholder Control

Except as described above under “Change of Board Composition and Executive Officers,” no arrangements or understandings exist among our present or former controlling stockholders with respect to the election of persons to our board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of our company. Further, as a result of our issuance of 15,250,000 shares of common stock to the former stockholders of Juhl Energy and DanMar, a change of stockholder control has occurred. Prior to the closing of the exchange transaction, Vision Opportunity Master Fund, Ltd. owned 79.8% of our outstanding shares of common stock. After these transactions, the two former beneficial stockholders of Juhl Energy and DanMar own approximately 60.6% of our outstanding shares of common stock, inclusive of shares of common stock issuable upon conversion of our series A convertible preferred stock. We are continuing as a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, following the exchange transaction.

Amendments to Certificate of Incorporation

In connection with the exchange transaction, our board of directors and stockholders approved and filed a certificate of amendment to our certificate of incorporation with the Delaware Secretary of State on June 20, 2008, thereby changing our corporate name to Juhl Wind, Inc. The certificate of amendment additionally (a) amended our capital stock provisions to provide for the authority to issue 100,000,000 shares of common stock, par value $.0001 per share, and 20,000,000 shares of preferred stock, par value $.0001 per share, and (b) added an indemnification provision for the benefit of our directors, in compliance with Section 174 of the General Corporation Law of the State of Delaware. On June 24, 2008, we also filed a Certificate of Designation of Rights, Preferences and Limitations to establish a class of 6,000,000 shares of series A 8% convertible preferred stock.

Basis of Presentation

Our financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures in our unaudited condensed consolidated interim financial statements have been condensed or omitted as permitted by such rules and regulations. The financial statements included in this report should be read in conjunction with our audited financial statements for the year ended December 31, 2007 and 2006 contained in the Current Report on Form 8-K of Juhl Wind, Inc. filed with the Securities and Exchange Commission on June 25, 2008.

Significant Accounting Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are used when accounting for revenue, stock-based compensation, accounts receivable and allowance for doubtful accounts, impairment of long-lived assets, depreciation and amortization, deferred income taxes, and contingencies among others.

Management has discussed the development and selection of these significant accounting estimates with our Board of Directors and our Board of Directors has reviewed our disclosures relating to them.

Results of Operations

Comparison of Three Month Periods and Six Month Periods Ended June 30, 2008 and 2007

Overview

Our general activity for the three months ended June 30, 2008 was primarily focused on the ongoing development of up to 16 new wind farms we have under development with various parties and in various stages of development. Management was also involved with the Exchange Transaction and the private placement as described above. Given the closing of the Exchange Transaction and the private placement, management believes the Company is poised for strong growth as we now have improved our balance sheet liquidity necessary to work through our current projects under development and ability to develop future projects.

We are engaged in the development of a type of wind power in various small communities in the Midwestern United States and Canada that has been labeled “community wind power” because the systems are actually owned by the farmers and the local communities they serve. Our projects are based on the formation of partnerships with the farmers upon whose land the wind turbines are installed.

We hold contract rights, are involved with projects in development and under negotiation, and provide development activities in the wind power industry. Our contract rights relate to administrative services agreements which call for management and administrative services to be provided for several existing Minnesota wind farms. Our assets also include four wind power development agreements, nine projects in development and under negotiation, agreements to conduct wind power feasibility studies and various development activities in the wind power industry.

We currently generate a majority of our revenue from wind farm management. Revenue is also derived from our work in the development of wind farms throughout the development process including four major components: feasibility studies, development fees, operations and management oversight and construction management fees.

Due to the anticipated increased demand for electricity from alternative energy sources in 2008, 2009 and beyond, we believe the demand for wind power projects and the related services which we provide, and therefore our revenues, will be stable or will increase in the foreseeable future. While we anticipate growing revenues on an annual basis beginning in 2009, revenue per each specific project will be subject to shifts in timing due to typical energy project development delays.

During the second quarter and subsequent to the quarter end, we continued to add new projects under development underscoring the demand in the market and specifically for our form of community wind. During the quarter ended June 30, 2008 we signed feasibility study agreements with Thief River Falls, MN (a potential 20 MW project) and with the St. Peter Regional Treatment Center, St. Peter, MN (up to a 5 MW project). We also signed a development agreement with a group of farmer owners for up to a 5 to 10 MW project in Granite Falls, MN. Subsequent to the end of the quarter, we signed a financing and construction term sheet for our 10 MW Valley View, MN wind farm laying out the details of the financing group and our role as construction manager. We could begin construction on this approximately $19 million project in the fourth quarter or early part of 2009.

Revenue

Our consolidated revenue was $149,948 for the three months ended June 30, 2008, a slight decrease of $895 or .593% compared to revenue of $150,843 for the three months ended June 30, 2007. Our consolidated revenue was $314,638 for the six months ended June 30, 2008, an increase of $17,737 or 5.97% compared to revenue of $296,901 for the six months ended June 30, 2007. These variances were primarily due to the timing of specific services when compared to the year earlier.

Our revenue from wind farm management was $98,076 for the three months ended June 30, 2008, a decrease of $5,221 or 5.05%, compared to revenue from wind farm management of $103,297 for the three months ended June 30, 2007. Our revenue from wind farm management was $196,389 for the six months ended June 30, 2008, a decrease of $8,903 or 4.34% compared to revenue from wind farm management of $205,292 for the six months ended June 30, 2007. The decrease was primarily due to timing of specific services under these contracts when compared to the same periods in 2007.

Our revenue from consulting services was $47,474 for the three months ended June 30, 2008, an increase of $5,457 or 12.98%, compared to revenue from consulting services of $42,017 for the three months ended June 30, 2007. Our revenue from consulting services was $112,017 for the six months ended June 30, 2008, an increase of $27,983 or 33.30% compared to revenue from consulting services of $84,034 for the six months ended June 30, 2007. The increase was primarily due to a slight increase in the development of the several new projects we are advising certain parties on at this time.

Our revenue from other operating income was $4,398 for the three months ended June 30, 2008, a decrease of $1,131 or 0.74%, compared to revenue from other operating income of $5,529 for the three months ended June 30, 2007. Our revenue from other operating income was $6,232 for the six months ended June 30, 2008, a decrease of $1,343 or 17.73% compared to revenue from other operating income of $7,575 for the six months ended June 30, 2007. The decrease was primarily due to timing of specific services.

For the three months ended June 30, 2008 and 2007, revenue from wind farm management accounted for 65.41% and 68.48%, respectively, of total revenue. For the six months ended June 30, 2008 and 2007, revenue from wind farm management accounted for 62.42% and 69.14%, respectively, of total revenue. We also provide general consulting services to help farmers and communities evaluate possible community wind farm projects and initiate their development. For the three months ended June 30, 2008 and 2007, revenue from consulting services accounted for 31.66% and 27.85%, respectively, of total revenue. For the six months ended June 30, 2008 and 2007, revenue from consulting services accounted for 35.60% and 28.31%, respectively, of total revenue.

Operating Expenses

Operating expenses were $452,069 for the three months ended June 30, 2008, an increase of $358,355 or 382.39%, compared to operating expenses of $93,714 for the three months ended June 30, 2007. Operating expenses were $562,196 for the six months ended June 30, 2008, an increase of $392,810 or 231.9%, compared to operating expenses of $169,386 for the six months ended June 30, 2007. The increase was attributable to the specific factors discussed below and included a significant amount of one-time charges related to our Exchange Transaction in becoming a public company, additional staffing and related compensation expense and bad debt expense described below.

General and Administrative Expenses

Our general and administrative expenses were $271,844 for the three months ended June 30, 2008, an increase of $249,010 or 1,090.52%, compared to general and administrative expenses of $22,834 for the three months ended June 30, 2007. Our general and administrative expenses were $291,523 for the six months ended June 30, 2008, an increase of $250,937 or 618.28% compared to general and administrative expenses of $40,586 for the six months ended June 30, 2007.The increase was primarily due to one-time costs associated with the Exchange Transaction and the addition of senior management required to advance the progress of the various projects we have under development. Approximately $104,000 of one-time costs associated with the Exchange Transaction was included in the costs incurred during the quarter ended June 30, 2008.

Payroll and Employee Benefits

Our payroll and employee benefit expenses were $157,287 for the three months ended June 30, 2008, an increase of $115,240 or 274.07%, compared to payroll and employee benefit expenses of $42,047 for the three months ended June 30, 2007. Our payroll and employee benefit expenses were $199,916 for the six months ended June 30, 2008, an increase of $122,533, or 158.35%, compared to payroll and employee benefit expenses of $77,383 for the six months ended June 30, 2007. The increase was primarily due to the additions to our management team of staff required to advance the progress of the various projects we have under development.

Wind Farm Management Expenses

Our wind farm management expenses were $22,938 for the three months ended June 30, 2008, a decrease of $5,895 or 20.45%, compared to wind farm management expenses of $28,833 for the three months ended June 30, 2007. Our wind farm management expenses were $70,757 for the six months ended June 30, 2008, an increase of $19,340 or 37.61% compared to wind farm management expenses of $51,417 for the six months ended June 30, 2007. The variances are primarily due to timing of specific services provided which vary from time to time.

Provision for Bad Debt Expense

As of June 30, 2008 we incurred an expense for potential uncollectible receivable of $ 45,446.  This reserve is due to matters involving one of our projects under development that is currently undergoing a review of its previously fully executed set of development agreements including the power purchase agreement and its impact on the project’s financing structure.  This reserve reflects management’s most reasonable estimate of the net realizable value of the first stage of the development fee previously earned by the Company pursuant to a definitive development contract.  Management decided to carry the reserve once it became aware of the timing and financing risk the project may face on or about the end of June and early part of July 2008.

Operating Income/Loss

Our operating loss was $302,121 for the three months ended June 30, 2008 as compared to an operating profit of $57,129 during the same quarter in 2007. Our operating loss was $247,558 for the six months ended June 30, 2008 as compared to an operating profit of $127,515 during the six months ended June 30, 2007. This loss was primarily due to the increase in general and administrative expenses due to a combination of one-time costs related to the Exchange Transaction, increase in payroll as described above and other associated increases in administrative expenses. .

Net Income/Loss

Our net loss was $240,121 for the three months ended June 30, 2008 as compared to net income of $57,142 during the same quarter in 2007. Our net loss was $185,558 for the six months ended June 30, 2008 as compared to net income of $127,617 during the same six-month period in 2007. This loss was primarily due to the increase in general and administrative expenses due to one-time costs related to the Exchange Transaction and due to the increase in payroll as described above.

Liquidity and Capital Resources

Historically, we have financed our operations and growth from cash flow from operations. Due to the anticipated increased demand for power from alternative energy sources in 2008 and 2009, we believe the demand for our services, and therefore our revenues, will be stable or will increase considerably in the foreseeable future. Based on our anticipated level of revenues, we believe that funds generated from operations, together with existing cash and cash available from financing activities in 2008, will be sufficient to finance our operations and planned capital expenditures through the next twelve months. During the quarter ended June 30, 2008 cash flows from financing activities significantly increased our total cash position as of the end of the period due to the closing of our private placement. We ended the quarter with $4,138,379 in cash primarily due to our financing activities and as described below.

We will continue to pursue new wind power developments and actively seek new customers for the energy we currently produce. We believe these actions will position us to capitalize on opportunities as they arise in the industry. However, there can be no assurance that these actions will be successful. Should volumes and revenues decline to a level significantly below our current expectations, we would reduce capital expenditures and implement cost-reduction initiatives which we believe would be sufficient to ensure that funds generated from operations, together with existing cash and available borrowings under our credit agreement, would be sufficient to finance our current operations through the second quarter of 2009.

Our operating activities provided cash of $116,988 and $154,005 in the six months ended June 30, 2008 and 2007, respectively. Cash provided from operations is generated primarily from net income and the timing of accounts receivable collections and disbursements of accounts payable and accrued expenses.

We believe cash flow from operations will be sufficient to finance our current operations through the second quarter of 2009.

Our investing activities generated net cash of $7,208 in the six months ended June 30, 2008 consisting of cash received from Community Wind Development Group, LLC merger and payments for property and equipment. There was no use of cash in investing activities in the six months ended June 30, 2007.

Our net cash flow from financing activities was $3,882,928 the six months ended June 30, 2008 attributable to proceeds of $4,099,825 received from the issuance of preferred stock and common stock warrants offset by distributions to shareholders. No cash attributable to financing activities was accounted for in the six months ended June 30, 2007 while distributions to shareholders used cash of $363,507 during the period ended on June 30, 2007. We also received $500,000 of proceeds from financing activities that reside in a restricted cash account to be utilized for communication and investor relations activities directed by the Company for approximately a 3 year period from the date of closing of our private placement.

Off-Balance-Sheet Arrangements

As of June 30, 2008, we did not have any significant off-balance-sheet arrangements, as defined in section 303(a)(4)(ii) of Regulation S-K of the SEC.

Item 3.	QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and President and of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the CEO and President have concluded that the Company’s disclosure controls and procedures are not yet fully effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and President as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company and its advisors are in the process of reviewing and completing a formal Disclosure Controls and Procedures policy and we expect to have such a policy in place by the end of the third quarter, 2008 and to continue to take additional steps necessary to ensure all controls and procedures are in place for full compliance with a goal to have all of our remediation measures in place by the end of the fourth quarter 2008. Management is in the process of implementing a remediation plan of the above-mentioned weakness in our internal control over financial reporting which includes but is not limited to the following steps:

•	Implementing a search for a full-time controller or CFO with appropriate U.S. GAAP and SEC experience
•	Purchase and install additional accounting software to upgrade internal controls capabilities;
•	Establish and implement a detailed timeline for review and completion of financial reports to be included in our Forms 10-Q and 10-K (established in connection with this Form 10-Q); and
•	Employ the use of appropriate supplemental SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-Q and 10-K.

The implementation of these remediation plans has been initiated and will continue during the remainder of fiscal 2008 and possibly through the first half of fiscal 2009. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures, but also for testing their effectiveness and may seek the assistance of an outside service provider to assist in this process.

If we are not able to implement controls to avoid the occurrence of material weaknesses in our internal control over financial reporting in the future, then we might report results that are not consistent with our actual results and we may need to restate results that will have been previously reported.

Changes in Internal Control over Financial Reporting

The following changes in our internal control over financial reporting were implemented during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	Engaged the use of a third party accounting service provider

On June 24, 2008, upon the closing of the exchange transaction, we terminated McElravy, Kinchen & Associates, P.C. (“McElravy Kinchen”), as our independent registered public accounting firm. McElravy Kinchen audited our financial statements for the fiscal year ended December 31, 2007. The reason for the replacement of McElravy Kinchen was that, following the exchange transaction, the former stockholders of Juhl Energy and DanMar own a majority of the outstanding shares of our common stock. The wind energy business of Juhl Energy and DanMar is our new business, and the current independent registered public accountants of Juhl Energy and DanMar is the firm of Boulay, Heutmaker, Zibell & Co. P.L.L.P. (“Boulay Heutmaker”). We believe that it is in our best interest to have Boulay Heutmaker continue to work with our business, and we therefore retained Boulay Heutmaker as our new independent registered public accounting firm effective as of June 24, 2008. Boulay Heutmaker is located at 7500 Flying Cloud Drive, Suite 800, Minneapolis, Minnesota 55344.

The appointment of Boulay Heutmaker was recommended and approved by our board of directors. During our two most recent fiscal years, and the subsequent interim periods, prior to June 30, 2008, we did not consult Boulay Heutmaker regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on our company’s financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

McElravy Kinchen’s report on our financial statements for the year ended December 31, 2007 did not contain any adverse opinion or disclaimer of opinion and was not qualified as audit scope or accounting principles, however such year-end report did contain a modification paragraph that expressed substantial doubt about our ability to continue as a going concern.

During the most recent fiscal year ended December 31, 2007, (i) there were no disagreements between us and McElravy Kinchen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of McElravy Kinchen, would have caused McElravy Kinchen to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events,” as described in Item 304(a)(1)(iv) of Regulation S-B of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The decision to replace McElravy Kinchen was not the result of any disagreement between us and McElravy Kinchen on any matter of accounting principle or practice, financial statement disclosure or audit procedure. Our board of directors deemed it in our best interest to change independent auditors following the closing of the exchange transaction.

We furnished McElravy Kinchen with a copy of this current report prior to filing this report with the SEC. We also requested that McElravy Kinchen furnish a letter addressed to the SEC stating whether it agrees with the statements made in this report. A copy of McElravy Kinchen’s letter to the SEC was filed with the Company’s Current Report on Form 8-K as Exhibit 16.1.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. RISK FACTORS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Exchange Transaction. On June 24, 2008, at the closing of the exchange transaction, we issued an aggregate of 15,250,000 shares of our common stock to the former stockholders of Juhl Energy and DanMar in exchange for all of the outstanding stock of Juhl Energy and DanMar. The shares of our common stock issued to former holders of Juhl Energy and DanMar common stock in connection with the exchange transaction were exempt from registration under Section 4(2) of the Securities Act of 1933 as a sale by an issuer not involving a public offering and under Regulation D promulgated pursuant to the Securities Act of 1933. We also issued 2,250,000 shares of our common stock to Greenview Capital, LLC (and unrelated designees) at the closing of the exchange transaction in consideration for merger advisory services in connection with the transaction. These shares of common stock were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

Private Placement. Concurrently with the closing of the exchange transaction, we completed a private placement to two institutional investors and two other accredited individuals of units consisting of shares of our newly-created series A convertible preferred stock, par value $.0001 per share, and detachable, five-year class A, class B and class C warrants to purchase shares of our common stock at an exercise price of $1.25 (class A), $1.50 (class B) and $1.75 (class C) per share. In total, we sold 5,160,000 shares of our series A convertible preferred stock (convertible into a like number of shares of common stock) and class A, class B and class C warrants to each purchase 2,580,000 shares of common stock, or an aggregate of 7,740,000 shares of common stock. We received gross proceeds of $5,160,000 in consideration for the sale of the units.

The units (and the securities therein) issued in the private placement were exempt from registration under Section 4(2) of the Securities Act of 1933 as a sale by an issuer not involving a public offering and under Regulation D promulgated pursuant to the Securities Act of 1933. The units (and the securities therein) were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such securities contain a legend stating the same.

Use of Proceeds. We engaged Greenview Capital to assist and advise the Company in an effort to secure financing and paid Greenview Capital, and its designees, a fee for such advice in the amount of $300,000 in cash and 2,250,000 shares of common stock. We set aside $350,000 in the aggregate for legal and accounting fees incident to the transaction. We engaged an investor relations firm and set aside $500,000 of the proceeds for such purpose over the ensuing years. The remaining proceeds from the transaction are used for ongoing operations.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Exchange Transaction

On June 24, 2008, the exchange transaction, as described in Part I, Item 2and unregistered sale of securities, as described in Part II, Item 2, were approved by our board of directors and stockholders.

Prior to the closing of the exchange transaction and private placement, our board of directors was composed only of Cory Heitz. On June 24, 2008, immediately following the exchange transaction, Mr. Heitz resigned as our director, and Daniel J. Juhl and John P. Mitola became directors of our company and . All directors hold office until the next annual meeting of stockholders and the election and qualification of their respective successors. Edward C. Hurley became our third director on July 9, 2008, following the end of the quarter ended June 30, 2008.

Prior to the closing of the exchange transaction and private placement, Cory Heitz was our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer. Mr. Heitz resigned from all of the offices that he held effective on June 24, 2008.

On June 24, 2008, our board of directors named the following persons as our new executive officers: Daniel J. Juhl - Chairman of the Board and Chief Executive Officer, John P. Mitola - President, and Jeffrey C. Paulson - General Counsel, Vice President and Secretary. Officers are elected annually by our board of directors and serve at the discretion of our board. We are currently in the process of identifying a new Chief Financial Officer. Mr. Mitola will serve in that capacity until a new Chief Financial Officer is hired.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

Following the closing of the exchange transaction, we approved the grant of stock options to John Mitola in conjunction with his employment agreement to purchase up to 500,000 shares of our common stock.

On June 24, 2008, the Board also approved the grant of stock options to John Mitola to purchase up to 10,000 shares of our common stock in connection with his service as a director of the Company.

Amendments to Certificate of Incorporation. In connection with the exchange transaction, our board of directors and stockholders approved and filed a certificate of amendment to our certificate of incorporation with the Delaware Secretary of State on June 20, 2008, thereby changing our corporate name to Juhl Wind, Inc. The certificate of amendment additionally (a) amended our capital stock provisions to provide for the authority to issue 100,000,000 shares of common stock, par value $.0001 per share, and 20,000,000 shares of preferred stock, par value $.0001 per share, and (b) added an indemnification provision for the benefit of our directors, in compliance with Section 174 of the General Corporation Law of the State of Delaware. On June 24, 2008, we also filed a Certificate of Designation of Rights, Preferences and Limitations to establish a class of 5,160,000 shares of series A 8% convertible preferred stock. A copy of the certificate of amendment to our certificate of incorporation and a copy of the certificate of designation were filed as exhibits to the Company’s Current Report on Form 8-K filed June 24, 2008.

Item 5. OTHER INFORMATION.

None

Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

No.		Description

(2)
Securities Exchange Agreement, dated June 24, 2008 between MH & SC, Incorporated and Juhl Energy Development, Inc. and DanMar and Associates, Inc. and, for certain limited purposes, their respective stockholders[1]

(3)	(i)	Articles of Incorporation of the Company[2]

(ii)
Certificate of Amendment to Certificate of Incorporation amending, among other things, the name of MH & SC, Incorporated to Juhl Wind, Inc. filed June 20, 2008, and effective June 24, 2008, with the Delaware Secretary of State[1]

	(iii)	Bylaws of the Company[2]

(4)	Form of Common Stock Certificate

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2008.

2Incorporated herein by reference from the Company’s Registration Statement on Form S-B filed with the Securities and Exchange Commission on March, 31, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUHL WIND, INC.
(Registrant)

Date: August 13, 2008	/s/ Daniel J. Juhl
Daniel J. Juhl
Chief Executive Officer

Date: August 13, 2008	/s/John P Mitola
John P. Mitola
President and Chief Financial Officer