Form 10-Q
period 2008-09-30
Juhl Wind, Inc
filed 2008-11-12
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Common Stock, 20,050,000 shares outstanding as of September 30, 2008.

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

JUHL WIND INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,693,281	$131,255
Restricted Cash	318,715	-
Accounts Receivable	82,149	188,772
Unbilled Receivables	49,275	287,000
Project Deposits	147,000	-
Project Development Costs	118,873	-
Prepaid Expenses	90,926	3,626
Current Deferred Income Taxes	170,000	-
TOTAL CURRENT ASSETS	4,670,219	610,653

PROPERTY AND EQUIPMENT (Net)	125,552	135,024

OTHER ASSETS
Deferred Income Tax Asset	9,000	-
Unbilled Receivable - Non-Current Portion
Net of an Allowance for Doubtful Accounts of $45,446	226,554	-
TOTAL OTHER ASSETS	235,554	-

TOTAL ASSETS	$5,031,325	$745,677

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$206,925	$29,280
Accrued Expenses	24,021	6,095
Deferred Revenue	142,814	32,367
TOTAL CURRENT LIABILITIES	373,760	67,742

DEFERRED INCOME TAX LIABILITY	18,000	-

CONVERTIBLE PREFERRED STOCK
$.0001 par value; 20,000,000 authorized, 5,160,000 issued and	3,239,754	-
outstanding with detachable warrants as of September 30, 2008

STOCKHOLDERS' EQUITY
Common Stock - $.0001 par value; 100,000,000 shares authorized,
20,050,000 issued and outstanding as of September 30, 2008	2,005	1,010
Additional Paid-In Capital	1,721,585	104,859
Retained Earnings (Accumulated Deficit)	(323,779)	572,066
TOTAL STOCKHOLDERS' EQUITY	1,399,811	677,935

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,031,325	$745,677

JUHL WIND INC.
 CONSOLIDATED STATEMENT OF OPERATIONS
 FOR THE QUARTER ENDED SEPTEMBER 30, 2008 AND 2007

	2008		2007
	(Unaudited)		(Unaudited)
REVENUE
Consulting Services	$53,265	35.65%	$117,017	55.35%
Windfarm Management	90,796	60.76	94,178	44.55
Other Operating Revenue	5,344	3.59	200	0.10
TOTAL REVENUE	149,405	100.00	211,395	100.00

OPERATING EXPENSES
General and Administrative Expenses	194,943	130.48	26,635	12.60
Investor Relations Expenses	181,285	121.34	-	0.00
Payroll and Employee Benefits	234,014	156.63	45,044	21.31
Windfarm Management Expenses	41,287	27.63	28,833	13.64
TOTAL OPERATING EXPENSES	651,529	436.08	100,512	47.55
OPERATING INCOME (LOSS)	(502,124)	(336.08)	110,883	52.45

INTEREST INCOME	19,813	13.26	-	0.00

NET INCOME (LOSS) BEFORE INCOME TAXES	(482,311)	(322.82)	110,883	52.45

INCOME TAX BENEFIT	99,000	66.26	-	0.00

NET INCOME (LOSS)	(383,311)	(389.08)%	110,883	52.45%

PREFERRED DIVIDENDS	103,200		-

NET INCOME (LOSS) AVAILABLE FOR COMMON
STOCKHOLDERS	$(486,511)		$110,883

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	20,050,000		3,027,778

NET INCOME (LOSS) PER SHARE - BASIC
AND DILUTED	$(0.02)		$0.04

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008		2007
	(Unaudited)		(Unaudited)
REVENUE
Consulting Services	$165,282	35.62%	$201,051	39.55%
Windfarm Management	287,185	61.88	299,470	58.92
Other Operating Revenue	11,576	2.50	7,775	1.53
TOTAL REVENUE	464,043	100.00	508,296	100.00

OPERATING EXPENSES
General and Administrative Expenses	486,466	104.83	67,221	13.22
Investor Relations Expenses	181,285	39.07	-	0.00
Payroll and Employee Benefits	433,930	93.51	122,427	24.09
Windfarm Management Expenses	112,044	24.15	80,250	15.79
TOTAL OPERATING EXPENSES	1,213,725	261.56	269,898	53.10
OPERATING INCOME (LOSS)	(749,682)	(161.56)	238,398	46.90

INTEREST INCOME	19,813	4.27	102	0.02

NET INCOME (LOSS) BEFORE INCOME TAXES	(729,869)	(157.29)	238,500	46.92

INCOME TAX BENEFIT	161,000	34.70	-	0.00

NET INCOME (LOSS)	(568,869)	(122.59)%	238,500	46.92%

PREFERRED DIVIDENDS	110,080		-

NET INCOME (LOSS) AVAILABLE FOR COMMON
STOCKHOLDERS	$(678,949)		$238,500

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	16,692,284		2,841,912

NET INCOME (LOSS) PER SHARE - BASIC
AND DILUTED	$(0.04)		$0.08

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND NINE MONTHS ENDED SEPTEMBER 30, 2008

			Additional
	Common Stock		Paid-In	Retained	Total
	Shares	Amount	Capital	Earnings	Equity

BALANCE - December 31, 2006	1,000	$1,000	$20,075	$737,830	$758,905

Net Income	-	-	-	296,767	296,767

Stockholder's Contributions
Juhl Energy Development, Inc.	1,000	10	84,784	-	84,794

Stockholder's Distributions	-	-	-	(462,531)	(462,531)

BALANCE - December 31, 2007	2,000	1,010	104,859	572,066	677,935

Net Loss	-	-	-	(568,869)	(568,869)

Stockholder's Contributions
Juhl Energy Development, Inc.	-	-	5,438	-	5,438

Shares Redeemed in the Reverse Merger	(2,000)	(1,010)	(990)	-	(2,000)

Shares issued during the Reverse Merger	20,050,000	2,005	62,495	-	64,500

Issuance of Common Stock Warrants	-	-	1,438,200	-	1,438,200

Stock-Based Compensation	-	-	48,231	-	48,231

Non-Employee Stock-Based Compensation	-	-	63,352	-	63,352

Preferred Dividends	-	-	-	(110,080)	(110,080)

Stockholder's Distributions	-	-	-	(216,896)	(216,896)

BALANCE - September 30, 2008 (unaudited)	20,050,000	$2,005	$1,721,585	$(323,779)	$1,399,811

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(568,869)	$238,500
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	23,336	22,788
Allowance for Doubtful Accounts	45,446	-
Stock-Based Compensation to Employees	48,231	-
Stock-Based Compensation to Non-employees	125,852	-
Change in assets and liabilities, net of contributed company:
Accounts Receivable	96,354	83,860
Unbilled Revenue	(34,275)	(79,275)
Project Deposits	(147,000)	-
Deposits with Vendor	(118,873)	-
Prepaid Expenses	(87,300)	3,014
Accounts Payable	145,698	(3,598)
Accrued Expenses	17,926	(4,750)
Deferred Income Taxes	(161,000)	-
Deferred Revenue	110,447	(45,525)
NET CASH (USED IN) FROM BY OPERATING ACTIVITIES	(504,027)	215,014

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired from Community Wind Development Group, LLC	13,108	-
Payments for Property and Equipment	(11,268)	-
NET CASH FROM INVESTING ACTIVITIES	1,840	-

CASH FLOWS FROM FINANCING ACTIVITIES
Checks in excess of bank balance		5,288
Change in restricted cash	181,285	-
Proceeds received through the issuance of Preferred Stock	4,099,825	-
Distributions to Shareholders	(216,897)	(481,626)
NET CASH (USED IN) FROM FINANCING ACTIVITIES	4,064,213	(476,338)

NET INCREASE (DECREASE) IN CASH	3,562,026	(261,324)

CASH BEGINNING OF THE PERIOD	131,255	261,324

CASH END OF THE PERIOD	$3,693,281	$-

NONCASH INVESTING ACTIVITY
Equity Contribution of Net Assets and Liabilities of Common
Owned Company by Shareholder	$5,438	$-

NONCASH FINANCING ACTIVITY
Private Placement Offering Costs Paid Directly from
Preferred Stock Proceeds	$560,175	$-

Cumulative 8% Preferred Stock Dividend Accrued	$110,080	$-

Private Placement Offering Restricted Cash Deposit	$500,000	$-

The accompanying notes are an integral part of these statements.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

1.	BACKGROUND, CHANGE OF CONTROL AND BASIS OF PRESENTATION

Juhl Wind, Inc. conducts business under two subsidiaries, DanMar and Associates, Inc. and Juhl Energy Development, Inc. Operating under its subsidiaries, the company is primarily involved in providing development, management, and consulting services to various windfarm projects throughout the Midwest.

On June 24, 2008, the owners of DanMar and Associates, Inc. and Juhl Energy Development, Inc., both privately held companies, exchanged all of their outstanding shares of common stock in the companies for 15,250,000 shares of common stock of MH&SC, Inc., a public company. Upon the exchange transaction (transaction), MH&SC, Inc. changed its name to Juhl Wind, Inc. As a result of the transaction, DanMar and Associates, Inc. and Juhl Energy Development, Inc. (the Companies) are now wholly-owned subsidiaries of Juhl Wind, Inc. Immediately following the closing of the transaction, pursuant to a purchase and sale agreement, MH & SC, Inc. sold all of the outstanding membership interest of its wholly owned subsidiary, My Health & Safety Supply Company, LLC, an Indiana limited liability company, to its former CEO. The subsidiary was the only operational activities of MH & SC, Inc. In essence, DanMar and Associates, Inc. and Juhl Energy Development, Inc. merged into a public shell company with no or nominal remaining operations; and no or nominal assets and liabilities.

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

The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2007 and 2006, contained in Form 8-K filed with the Securities and Exchange Commission on or around June 24, 2008.

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

CASH AND CASH EQUIVALENTS

The Company maintains cash balances at one financial institution located in Minnesota. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times throughout the year cash balances may exceed the FDIC insurance limits. In August 2008, the Company obtained an excess deposit insurance bond to insure deposits up to $4,500,000. The bond is effective August 2008 through February 2011.

RESTRICTED CASH
The Company maintains an escrow cash account funded by the proceeds received from the preferred stock private placement. The funds are to be used for only investor relations initiatives with the approval of the largest investor in the private placement. Also, 15% of the gross proceeds generated from the exercise of the warrants attached to the private placement preferred stock shall be placed in the account.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

UNBILLED RECEIVABLES

Unbilled receivables are generated when the revenue from a project has been earned but has not been formally billed by the Company due to project relations with the owners of the project. The unbilled receivables are recorded at their estimated realizable value, net of an allowance for doubtful accounts. The Company follows a policy providing an allowance for doubtful accounts reserving for significant timing risk and other risks associated with energy project development.

STOCK OPTION PLANS
Upon issuing stock options June 24, 2008, the Company adopted FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)). This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The Company recognizes compensation expense based on the estimated grant date fair value using the Black-Scholes option-pricing model.

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

USE OF ESTIMATES
We review all significant estimates affecting out consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are used when accounting for revenue, stock-based compensation, accounts receivable and allowance for doubtful accounts, impairment of long-lived assets, depreciation and amortization, deferred income taxes, and contingencies among others.

FAIR VALUE OF FINANCIAL INTRUMENTS
The carrying values of cash, accounts receivable and accounts payable approximate their fair value.

REVENUE RECOGNITION
The Company receives a down payment upon the acceptance of a development contract by the wind farm owner. With no work performed on the contract to date, the down payment is considered deferred revenue and is recognized over the estimated life of the contract. The Company recognizes additional revenue from development contracts upon completion of each of the two deliverables in the development contract. Revenue is recognized upon completion due to inherent uncertainties relating to the wind energy market. The first deliverable is the acceptance of the power purchase agreement (PPA) by the wind farm owner and power company. The revenue relating to the acceptance of the PPA is recognized on the date the PPA is signed and collectability is reasonably assured. The second deliverable is when the project becomes commercially operational according to the power company.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The Company has signed administrative services agreements with seven wind turbine projects to provide management and bookkeeping services. The administrative services agreements call for quarterly payments in advance of services rendered. The administrative services payments are carried as deferred revenue and recognized monthly as services are performed.

EARNINGS PER SHARE
Basic net income (loss) per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income by the weighted average number of shares and share equivalents outstanding during the period. As of September 30, 2008, the Company had 8,310,000 unit equivalents outstanding relating to outstanding unit options and warrants. As of September 30, 2007, the Company had no share equivalents outstanding. At September 30, 2008, the effects of the share equivalents were excluded from the computation of diluted units outstanding as their effects would be anti-dilutive, due to the Company’s net loss for the periods ended September 30, 2008.

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

At the time of the transaction, the Company completed a private placement consisting of shares of newly-created series A 8% convertible preferred stock (Series A), and detachable, five-year class A, class B and Class C warrants to purchase shares of common stock at an exercise price of $1.25 (class A), $1.50 (class B) and $1.75 (class C) per share. In total, we sold 5,160,000 shares of our Series A convertible preferred stock (convertible at any time into a like number of shares of common stock) and class A, class B and class C warrants to each purchase 2,580,000 shares of common stock, or an aggregate of 7,740,000 shares of common stock. We received gross proceeds of $5,160,000 less total offering costs of $592,125. The net proceeds of $4,567,875 were allocated to Series A and the detachable common stock warrants as follows based on their relative fair value:

Convertible Preferred Stock	$3,129,675
Detachable Warrants	$1,438,200

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

We also issued 2,250,000 shares of our common stock to Greenview Capital, LLC and unrelated designees at the closing of the transaction in consideration for merger advisory services.

Conversion Rights of Series A

At any time, each share of Series A is convertible into one share of common stock. However, the number of shares of common stock issuable upon conversion of Series A is subject to adjustment upon the occurrence of certain customary events, including, among others, a stock split, reverse stock split or combination of our common stock; an issuance of our common stock or other securities as a dividend or distribution on the common stock; a reclassification, exchange or substitution of the common stock; or a capital reorganization of our company. Additionally, until June 24, 2010, , the holders of Series A will have “full-ratchet” anti-dilution price protection, with limited exceptions for issuances under employee benefit plans and pursuant to transactions involving a strategic partner preapproved by the holders on a case-by-case basis. After June 24, 2010, the holders of Preferred Stock will have “weighted average” anti-dilution price protection.

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

Redemption Rights of Series A

Series A may not be redeemed by us at any time. Shareholders of Series A could require cash redemption if the underlying common stock shares are not declared effective by the SEC within 270 days of the original issue date.

Dividends Rights of Series A

Series A will be entitled to receive dividends at a rate of 8% per year, payable quarterly in arrears in cash or shares of our common stock. The Company has accrued dividends to Series A totaling $110,080 as of September 30, 2008.

Certain Covenant Rights and Registration Rights of Series A

Series A contains certain negative covenants, such as a limitation on indebtedness, a limitation on increases in executive compensation, an incentive compensation plan not to exceed 10% of our outstanding common equivalent shares, and restrictions on mergers, acquisitions and other fundamental transactions, without the prior written consent of a majority of the holders of Series A, and certain other affirmative covenants. All covenants expire if Series A position held by its majority original investor falls below 20% of the original Series A position held by it immediately following the closing of the original offering. The Corporation is also required to issue registered common shares upon conversion of Series A and exercise of the class A, class B and class C warrants. If the underlying shares are not registered as required in the Series A offering document, the Corporation would be required to pay liquidated damages of 2% of the original purchase price per each 30 day period or part thereof for any registration default up to a maximum of 12%, in addition to the contingent redemption option discussed above.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Common Stock Reorganized

As of the transaction date, the Corporation authorized 100 million shares of common stock with 20,050,000 shares outstanding as of September 30, 2008.

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

We adopted to provisions of FIN No. 48 in June 2008 with no cumulative effect adjustment required. In accordance with FIN No. 48, we have adopted a policy under which, if required to be recognized in the future, we will classify interest related to the underpayment of income taxes as a component of interest expense and we will classify any related penalties in general and administrative expenses in the consolidated statement of operations.

At the time the S corporation election was terminated the Company recorded deferred tax assets and liabilities arising from the timing differences recorded in the financial statements and income tax returns for various accrued expenses and the methods used in computing depreciation.

The components of the deferred income tax asset and liability are as follows:

Current Deferred Income Tax Benefit (Asset):
Accrued Vacation and Officer’s Compensation	$22,000
Net Operating Loss Carryforward	148,000
TOTAL	$170,000

Non-Current Deferred Income Tax Benefit (Asset):
Stock Option Expense	$9,000

Noncurrent Deferred Income Tax (Liability):
Depreciation	$18,000

The benefit for income taxes charged to operations for the period ended September 30, 2008 is due to the current period operating loss. In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

5.	STOCK-BASED COMPENSATION
The Company has a non-qualified incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. As of September 30, 2008, the Company has 2,377,111 shares available for award under the plan.

On June 24, 2008, the Company granted to key employees and directors of the Company, 520,000 options to purchase common shares under the above plan. These options carry an exercise price of $1.00 per share a vest over a two or three year period beginning June 24, 2008 and expire ten years from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, underlying price $1.25, dividend yield of 0%, expected volatility of 96%, risk-free interest rate of 4%, and expected life of 6 years. Based on pricing model and vesting terms, it was determined that $48,231 of option related compensation expense was recognized in the nine-month period ending September 30, 2008.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

A summary of the Company’s stock option plan as of September 30, 2008 and changes during the period then ended is listed below:

Outstanding at December 31, 2007	-
Granted on June 24, 2008	520,000
Exercised	-
Expired	-
Forfeited	-
Outstanding at September 30, 2008	520,000

Options exercisable at the end of the period	-

As of September 30, 2008, there was approximately $480,000 of total unrecognized compensation expense cost. This cost is expected to be recognized over a weighted-average period of 3 years.

In addition, during the quarter ended June 30, 2008, the Corporation issued 50,000 common stock warrants to an investor relations consulting firm. These warrants vest over the six-month service period. The Company recognized $63,352 related to the portion earned during the nine-month period ended September 30, 2008. These warrants which vest in December 2008 and allow the holder to purchase common stock at an exercise price of $7.00 for 25,000 and $10.00 for the other 25,000 shares. To determine fair value of the warrants the Company uses the Black-Scholes pricing model with the following assumptions, dividend yield of 0%, expected volatility of 96%, risk-free interest rate of 4%, and expected life of 5 years.

The unrecognized compensation expense cost related to these warrants is approximately $52,000 based on the September 30, 2008 value of these warrants. This cost is expected to be recognized over a weighted-average period of 0.25 years.

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

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

7.	SUBSEQUENT EVENT
On October 31, 2008, the Company acquired all of the issued and outstanding shares of common stock of Next Generation Power Systems, Inc., a South Dakota corporation (“NextGen”), in exchange for an aggregate purchase price of $322,500 (the “Purchase Price”) payable by delivery of an aggregate of 92,143 unregistered shares of common stock allocated among certain of the NextGen selling shareholders.  The Purchase Price included repayment of the note payable from NextGen to certain selling shareholders (the “Shareholder Note”).  The purchase also included the purchase of a commercial building located in Pipestone, Minnesota (the “Real Estate”) from a related company, Next Generation Power Properties, LLC for a purchase price of $144,000 payable by delivery of an aggregate of 41,070 unregistered shares of common stock allocated among certain individuals, who are also the NextGen selling shareholders.  The purchase transaction also included assumption of certain liabilities of NextGen including a note payable to First Farmers and Merchant’s National Bank.  Further, Dan Juhl, the Chairman and Chief Executive Officer of the Company, is a NextGen selling shareholder, holding a minority interest in both selling companies.  Mr. Juhl’s shares in the selling companies are included in the transaction with no additional cash as stock outlay to the Company.  NextGen is in the business of renewable energy design and advanced conservation technologies focused on community scaled wind turbine and solar systems.

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

Overview

Our Company

We were incorporated in Delaware on January 30, 2006 and have conducted a wind energy business since our exchange transaction with Juhl Energy Development, Inc. and DanMar and Associates, Inc. on June 24, 2008. We are a publicly-reporting and trading company as a result of the filing of our registration statement with the U. S. Securities and Exchange Commission on March 1, 2007.

Our Business

We are engaged in the development of a type of wind power in various small communities in the Midwestern United States and Canada that has been labeled “community wind power.” Our ultimate goal is to build medium to large-scale wind farms jointly owned by local communities, farm owners and our company. The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power for use by the electric power industry.

Since 2003, we have developed 11 wind farms, accounting for more than 117 megawatts of wind power, that currently operate in the Midwest region of the United States. We are presently engaged in various aspects of the development of 16 wind farms totaling an additional 400 megawatts of community wind power systems.

Our projects are based on the formation of partnerships with the farmers upon whose land the wind turbines are installed.  Over the years, this type of wind power has been labeled “community wind power” because the systems are actually owned by the farmers themselves and the local communities they serve.  The concept of “community wind” was created by Daniel J. Juhl, our Chairman and Chief Executive Officer. Community wind is a specialized sector in the wind energy industry that differs from the large, utility-owned wind power systems that are also being built in the United States.  Our goal is to share ownership with farmers and to build a network of farmer-owned community wind power systems.

Our management has been involved in the wind power industry for more than 25 years. We have experience in the design, manufacture, maintenance and sale of wind turbines, as well as the full-scale development of wind farms. We hold contract rights, are involved with projects in development and under negotiation, and provide development activities in the wind power industry. Our contract rights relate to administrative services agreements which call for management and administrative services to be provided for several existing Minnesota wind farms. Our assets include four wind power development agreements, nine projects in development and under negotiation, approximately six agreements to conduct wind power feasibility studies and various development activities in the wind power industry.

Company Structure

Juhl Energy Development, Inc. and DanMar & Associates, Inc. are also our wholly-owned subsidiaries. DanMar & Associates, Inc. is engaged in providing consulting services to owners and operators of wind energy projects. Juhl Energy Development, Inc. is engaged in the development of wind farms. Juhl Energy Development, Inc. also has a subsidiary, Community Wind Development Group LLC.

Our Community Wind Farm Portfolio

We believe that we have completed and placed into service more community wind power systems than any other single U.S. enterprise. To date, we have developed 11 community wind farms located primarily in the “Buffalo Ridge” area of southwestern Minnesota. These systems have been developed since the mid-1980s and total more than 117 megawatts. They are fully operational today. In addition, we provide operating and maintenance services to five of the 11 existing wind farms.

In addition to the first 11 wind farms developed by us, we have another 19 community wind farms and/or on-site wind projects in various phases of development totaling more than 400 megawatts. These projects are primarily located in the states of Minnesota, Nebraska and South Dakota.

Growth Strategy

We specialize in the development of community wind power systems, and we believe that we are among the leaders in the field. Our growth strategy is anchored by the competitive advantage of our portfolio of completed projects coupled with the projects we currently have under development. Our plan is to continue to provide the full range of development services across each phase of development, which we expect will grow our revenue and profitability from each project under development.

In addition to growing our revenue per project, we will continue to grow our projects under development by utilizing competitive strengths and taking advantage of market conditions to build long-term growth.

Our Competitive Advantages

We believe that we have a number of competitive advantages in the community wind energy production sector; one of our key advantages being that we have completed 11 community wind farm projects to date totaling more than 117 megawatts. We expect that when new projects are considering retaining a development enterprise, the ability to point to actual projects completed, along with the extensive knowledge base developed and relationships necessary to get the job done, will provide us an edge in winning projects in the future. These relationships include those with utility power purchasers, equity and debt project finance sources, turbine suppliers and constructors.

We believe that our experience in developing wind farms in new market areas and in operating energy companies will enable us to continue to successfully expand our development portfolio. Further, we believe our management’s understanding of deregulated energy markets enables us to maximize the value of our development portfolio. Our team has experience in site selection, market analysis, land acquisition, community relations, permitting, financing, regulation and construction.

For community wind projects to be completed successfully, projects must be constructed in a cost-effective manner. In the course of completing 11 projects to date, we have been able to demonstrate to project owners, equity investors and lenders, that we can build wind farms on a cost-effective basis.

In the Midwestern U.S. markets where we are active, our management team maintains a local presence and promotes community stakeholder involvement. By maintaining offices in Woodstock, Minnesota and Chicago, Illinois, and becoming involved in local community affairs, we develop a meaningful local presence, which we believe provides us with a significant advantage when working through the local permitting processes and helps to enlist the support of our local communities for wind farms. We believe that our local approach has enabled us to secure approvals and support for our projects in regions that have historically voiced meaningful opposition and has given us a significant advantage over competitors, who are not as active in the local communities in which we are developing wind farms. Our management’s active participation in the state and local regulatory and legislative processes has led to the growth of community wind across the Midwest.

As a result of our project portfolio and industry-respected management team, we enjoy strong relationships with key trading partners that are required for successful wind farm development. These relationships include regulators, turbine suppliers, electric component suppliers, equity investors, project lenders, engineering firms, constructors, electric transmission operators and electric utilities.

Revenue Growth Forecast

We maintain a revenue forecasting model that estimates future revenue of each project on a prospective basis. Project by project revenue is then totaled to arrive at an annual revenue forecast. The revenue model is updated regularly to account for changes in project parameters and project timing. In our 8K filed on June 25, 2008, we previously provided estimated revenue for the years 2008, 2009 and 2010 based on projects under development. At this time, we are updating our revenue forecast to adjust for delays in project construction in 2008 and the movement of such construction revenue into 2009 and 2010. Therefore, we have reduced our 2008 forecast and increased our 2009 and 2010 projections to account for such delays. Our 2008 revenue forecast has been adjusted from a previously disclosed $4,961,000 full year estimate to an estimated projection of approximately $700,000. Our 2009 revenue forecast has been adjusted from a previously disclosed $8,972,000 to an estimate of $10,807,000 and our 2010 revenue forecast has been adjusted from a previously disclosed $13,952,000 full year estimate to an estimated projection of approximately $16,378,000. Our revenue forecasts are subject to several significant risk factors outside our control led by timing of projects under development and such forecasts should be viewed as our best estimates at the time they are released which are subject to future modifications on an ongoing basis.

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

Results of Operations

Comparison of Three-Month Periods and Nine-Month Periods Ended September 30, 2008 and 2007

Overview

Our general activity for the three months ended September 30, 2008 was primarily focused on the ongoing development of 16 new wind farms we have under development with various parties and in various stages of development. Management believes the Company is poised for growth as we now have improved our balance sheet liquidity necessary to work through our current projects under development and ability to develop future projects.

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

During the third quarter, we continued to add new projects under development underscoring the demand in the market and specifically for our form of community wind. After signing a financing and construction term sheet during the second quarter for our 10 megawatt Valley View, Minnesota wind farm laying out the details of the financing group and our role as construction manager, construction on this approximately $19 million project could begin in the fourth quarter or early part of 2009.

Revenue

Our consolidated revenue for the three months ended September 30, 2008 was $149,405 a decrease of $61,990 or 29.32% compared to revenue of $211,395 for the three months ended September 30, 2007. Our consolidated revenue was $464,043 for the nine months ended September 30, 2008, a decrease of $44,253 or 8.71% compared to revenue of $508,296 for the nine months ended September 30, 2007. These variances were primarily due to the timing of specific services when compared to the year earlier.

Our revenue from wind farm management was $90,796 for the three months ended September 30, 2008, a slight decrease of $3,382 or 3.59% compared to revenue from wind farm management of $94,178 for the three months ended September 30, 2007. Our revenue from wind farm management was $287,185 for the nine months ended September 30, 2008, a decrease of $12,285 or 4.1% compared to revenue from wind farm management of $299,470 for the nine months ended September 30, 2007. The decrease was primarily due to timing of specific services under these contracts when compared to the same periods in 2007.

Our revenue from consulting services was $53,265 for the three months ended September 30, 2008, a decrease of $63,752 or 54.48% compared to revenue from consulting services of $117,017 for the three months ended September 30, 2007. Our revenue from consulting services was $165,282 for the nine months ended September 30, 2008, a decrease of $35,769 or 17.79% compared to revenue from consulting services of $201,051 for the nine months ended September 30, 2007. The decrease was primarily due to timing of various project work and some specific services related to existing wind farms.

Our revenue from other operating revenue was $5,344 for the three months ended September 30, 2008, an increase of $5,144 or 2572% compared to revenue from other operating revenue of $200 for the three months ended September 30, 2007. Our revenue from other operating income was $11,576 for the nine months ended September 30, 2008, an increase of $3,801 or 48.89% compared to revenue from other operating revenue of $7,775 for the nine months ended September 30, 2007. The increase was primarily due to timing of specific services.

For the three months ended September 30, 2008 and 2007, revenue from wind farm management accounted for 60.76% and 44.55%, respectively, of total revenue. For the nine months ended September 30, 2008 and 2007, revenue from wind farm management accounted for 61.88% and 58.92%, respectively, of total revenue. We also provide general consulting services to help farmers and communities evaluate possible community wind farm projects and initiate their development. For the three months ended September 30, 2008 and 2007, revenue from consulting services accounted for 35.65% and 55.35%, respectively, of total revenue. For the nine months ended September 30, 2008 and 2007, revenue from consulting services accounted for 35.62% and 39.55%, respectively, of total revenue.

Operating Expenses

Operating expenses were $651,529 for the three months ended September 30, 2008, an increase of $551,017 or 548.21% compared to operating expenses of $100,512 for the three months ended September 30, 2007. Operating expenses were $1,213,725 for the nine months ended September 30, 2008, an increase of $943,827 or 349.7% compared to operating expenses of $269,898 for the nine months ended September 30, 2007. The increase was attributable to the specific factors discussed below and included a significant amount of one-time charges related to professional services fees required for the Company’s initial legal, audit and reporting requirements as a new public company. These costs also included approximately $181,285 of investor relations expense necessary for the Company’s initial public outreach and awareness efforts as a new public company. We expect both areas of these expenses to step significantly lower in future quarters. Increases were also attributable to the specific factors discussed below including additional staffing and related compensation expense.

General and Administrative Expenses

Our general and administrative expenses were $194,943 for the three months ended September 30, 2008, an increase of $168,308 or 631.91% compared to general and administrative expenses of $26,635 for the three months ended September 30, 2007. Our general and administrative expenses were $486,466 for the nine months ended September 30, 2008, an increase of $419,245 or 623.68% compared to general and administrative expenses of $67,221 for the nine months ended September 30, 2007. The increase was attributable to the specific factors discussed below and included a significant amount of one-time charges related to professional services fees required for the Company’s initial legal, audit and reporting requirements as a new public company. These costs also included approximately $181,285 of investor relations expense necessary for the Company’s initial public outreach and awareness efforts as a new public company .

Payroll and Employee Benefits

Our payroll and employee benefit expenses were $234,014 for the three months ended September 30, 2008, an increase of $188,970 or 419.52% compared to payroll and employee benefit expenses of $45,044 for the three months ended September 30, 2007. Our payroll and employee benefit expenses were $433,930 for the nine months ended September 30, 2008, an increase of $311,503 or 254.44% compared to payroll and employee benefit expenses of $122,427 for the nine months ended September 30, 2007. The increase was primarily due to the additions to our management team of staff required to advance the progress of the various projects we have under development.

Wind Farm Management Expenses

Our wind farm management expenses were $41,287 for the three months ended September 30, 2008, an increase of $12,454 or 43.19% compared to wind farm management expenses of $28,833 for the three months ended September 30, 2007. Our wind farm management expenses were $112,044 for the nine months ended September 30, 2008, an increase of $31,794 or 39.62% compared to wind farm management expenses of $80,250 for the nine months ended September 30, 2007. The variances are primarily due to timing of specific services provided which vary from time to time and increases to our wind farm management portfolio.

Operating Income/Loss

Our operating loss was $502,124 for the three months ended September 30, 2008 as compared to an operating profit of $110,883 during the same quarter in 2007. Our operating loss was $749,682 for the nine months ended September 30, 2008 as compared to an operating profit of $238,398 during the nine months ended September 30, 2007. This loss was primarily due to the increase in general and administrative expenses due to an increase in payroll as described above and other associated increases in administrative expenses.

Net Income/Loss

Our net loss was $383,311 for the three months ended September 30, 2008 as compared to net income of $110,883 during the same quarter in 2007. Our net loss was $568,869 for the nine months ended September 30, 2008 as compared to net income of $238,500 during the same nine-month period in 2007. This loss was primarily due to the increase in general and administrative expenses, payroll and one-time costs as described above.

Liquidity and Capital Resources

Historically, we have financed our operations and growth from cash flow from operations. Due to the anticipated increased demand for power from alternative energy sources in 2008 and 2009, we believe the demand for our services, and therefore our revenues, will be stable or will increase considerably in the foreseeable future. Based on our anticipated level of revenues, we believe that funds generated from operations, together with existing cash and cash available from financing activities in 2008, will be sufficient to finance our operations and planned capital expenditures through the next twelve months. We ended the quarter with $3,693,281 in cash primarily due to our financing activities and as described below. In order to provide additional protection to the Company’s cash, the Company obtained an excess deposit insurance bond (the “Bond”) for its wholly-owned subsidiary, Juhl Energy Development, Inc. (“JEDI”), with respect to JEDI’s accounts at First Farmers and Merchants National Bank. The Bond increased the limit from $2,000,000 to $4,500,000 and is effective during the period August 19, 2008 through February 25, 2011 with payment of the Bond premium in the amount of $7,089

We will continue to pursue new wind power developments and actively seek new customers for the energy we currently produce. We believe these actions will position us to capitalize on opportunities as they arise in the industry. However, there can be no assurance that these actions will be successful. Should volumes and revenues decline to a level significantly below our current expectations, we would reduce capital expenditures and implement cost-reduction initiatives which we believe would be sufficient to ensure that funds generated from operations, together with existing cash and available borrowings under our credit agreement, would be sufficient to finance our current operations through the third quarter of 2009.

Net cash used in operating activities was $504,027 in the nine months ended September 30, 2008, and net cash generated from operating activities was $215,014 in the nine months ended September 30, 2007. The change in net cash (used in) from operations is primarily due to the change in net income and the timing of accounts receivable collections and disbursements of accounts payable and accrued expenses. Net cash used in operating activities includes $174,083 for non-cash stock based compensation expenses.

We believe cash flow from operations will be sufficient to finance our current operations through the third quarter of 2009.

Our investing activities generated net cash of $1,840 in the nine months ended September 30, 2008 consisting of cash received from Community Wind Development Group, LLC net of payments for property and equipment. There was no use of cash in investing activities in the nine months ended September 30, 2007.

Our net cash flow from financing activities was $4,064,213 for the nine months ended September 30, 2008 attributable to proceeds through the issuance of preferred stock and common stock warrants net of distributions to shareholders. For the nine months ended September 30, 2007 there were checks in excess of bank balance in the amount of $5,288 and distributions to shareholders in the amount of $481,626 resulting in net cash used in financing activities of $476,338 during the period ended on September 30, 2007.

The Company maintains an escrow cash account (“Restricted Cash Account”) funded by the proceeds received from the preferred stock private placement, which occurred during the second quarter of 2008. The funds are to be used only for investor relations initiatives with the approval of the trustee of the escrow account. As of September 30, 2008, we had a balance of $318,715 in the account. Also, 15% of the gross proceeds generated from the exercise of the warrants attached to such preferred stock private placement shall be placed in the account.

Off-Balance-Sheet Arrangements

As of September 30, 2008, we did not have any significant off-balance-sheet arrangements, as defined in section 303(a)(4)(ii) of Regulation S-K of the SEC.

Item 3.	QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and President of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the CEO and President have concluded that the Company’s disclosure controls and procedures are not yet fully effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and President as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Board has directed that a formal Disclosure Controls and Procedures policy be prepared for the Company and presented to the Board at its next meeting. We expect to have such a policy in place by the end of the first quarter, 2009 and to continue to take additional steps necessary to ensure all controls and procedures are in place for full compliance with a goal to have all of our remediation measures in place by the end of the first quarter of 2009. Management is in the process of implementing a remediation plan of the above-mentioned weakness in our internal control over financial reporting which includes but is not limited to the following steps:

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

Changes in Internal Control over Financial Reporting

The following changes in our internal control over financial reporting were implemented during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	Engaged the use of a third party accounting service provider

On June 24, 2008, we terminated McElravy, Kinchen & Associates, P.C. (“McElravy Kinchen”), as our independent registered public accounting firm. McElravy Kinchen audited our financial statements for the fiscal year ended December 31, 2007. The reason for the replacement of McElravy Kinchen was that the independent registered public accountants for Juhl Energy Development, Inc. and DanMar and Associates, Inc. is the firm of Boulay, Heutmaker, Zibell & Co. P.L.L.P. (“Boulay Heutmaker”). We believed that it was in our best interest to have Boulay Heutmaker continue to work with our business, and we therefore retained Boulay Heutmaker as our new independent registered public accounting firm effective as of June 24, 2008. Boulay Heutmaker is located at 7500 Flying Cloud Drive, Suite 800, Minneapolis, Minnesota 55344.

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

We furnished McElravy Kinchen with a copy of our current report prior to filing that report with the SEC and requested that McElravy Kinchen furnish a letter addressed to the SEC stating whether it agreed with the statements made in the report. A copy of McElravy Kinchen’s letter to the SEC was filed with the Company’s Current Report on Form 8-K as Exhibit 16.1.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS

None

Item 1A. RISK FACTORS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

a) none
b) none

Subsequent to the period ended on September 30, 2008, on October 31, 2008, we acquired all of the issued and outstanding shares of common stock of Next Generation Power Systems, Inc., a South Dakota corporation (“NextGen”), in exchange for an aggregate purchase price of $322,500 (the “Purchase Price”) payable by delivery of an aggregate of 92,143 unregistered shares of our common stock allocated among certain of the NextGen selling shareholders.  The Purchase Price included repayment of the note payable from NextGen to certain selling shareholders (the “Shareholder Note”).  Such purchase transaction also included our purchase of a commercial building located in Pipestone, Minnesota (the “Real Estate”) from a related company, Next Generation Power Properties, LLC for a purchase price of $144,000 payable by delivery of an aggregate of 41,070 unregistered shares of our common stock allocated among certain individuals (who are also the NextGen selling shareholders).  The purchase transaction also included assumption of certain liabilities of NextGen including notes payable in the aggregate amount of $496,790.87 to First Farmers and Merchant’s National Bank   We expect to reduce such amount by the value of the Real Estate, approximately $172,500, when converted into a traditional mortgage.  Further, Dan Juhl, our Chairman and Chief Executive Officer, is a NextGen selling shareholder, holding a minority interest in both selling companies.  Mr. Juhl’s shares in the selling companies are included in the transaction with no additional cash or stock outlay to us.  Mr. Juhl was not significantly involved in the negotiation of the transaction and did not participate as a director in our approval of the transaction.  NextGen is in the business of renewable energy design and advanced conservation technologies focused on smaller, community scaled wind turbine and solar systems.  We intend to integrate NextGen’s business into our wind energy company and NextGen will be operated as our wholly-owned subsidiary. Such purchase transaction was reported on Form 8-K, which was filed with the SEC on November 4, 2008.

Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

No.		Description

(3)	(i)	Articles of Incorporation of the Company [1]

(ii)
Certificate of Amendment to Certificate of Incorporation amending, among other things, the name of MH & SC, Incorporated to Juhl Wind, Inc. filed June 20, 2008, and effective June 24, 2008, with the Delaware Secretary of State [2]

	(iii)	Bylaws of the Company [1]

(4)	Form of Common Stock Certificate[3]

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated herein by reference from the Company’s Registration Statement on Form S-B filed with the Securities and Exchange Commission on March, 31, 2007.

2 Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2008.

3Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUHL WIND, INC.
(Registrant)

Date: November 11, 2008	/s/ Daniel J. Juhl
Daniel J. Juhl
Chief Executive Officer

Date: November 11, 2008	/s/ John P Mitola
John P. Mitola
President and Chief Financial Officer