Form 10-K
period 2008-12-31
Juhl Wind, Inc
filed 2009-03-31
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 333-141010

JUHL WIND, INC.
 (Name of registrant as specified in its charter)

Delaware	20-4947667
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

996 190th Avenue
Woodstock, Minnesota 56186	(507) 777-4310
(Address of principal executive offices)	(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes☐	No☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.	Yes☐	No☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2008: $19,200,000 (Non-affiliate holdings of 4,800,000 common shares, closing price of $4.00).

As of March 30, 2009 the registrant’s outstanding common stock consisted of 20,285,637 shares.

TABLE OF CONTENTS

PART I

ITEM 1	BUSINESS

Unless the context otherwise requires, “we,” “our,” “us” and similar expressions refer to Juhl Wind, Inc., a Delaware corporation (formerly MH & SC Incorporated), or Juhl Energy Development, Inc., a Minnesota corporation (“Juhl Energy”), and DanMar and Associates, Inc., a Minnesota corporation (“DanMar”), separately prior to our share exchange transaction on June 24, 2008, in which Juhl Energy and DanMar became wholly-owned subsidiaries of Juhl Wind, and Juhl Wind, as successor to the business of Juhl Energy and DanMar, after giving effect to the share exchange transaction, or Next Generation Power Systems, Inc., a South Dakota corporation (“NextGen”), which we acquired separately on October 31, 2008 and which  is now our wholly-owned subsidiary.

Overview of Our Business

Juhl Wind provides development, management and consulting services to wind farm projects throughout the Midwestern U.S. and also sells consumer-owned renewable energy products such as remanufactured small wind turbines and solar systems.

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

Since 1999, we have developed 14 wind farms, accounting for more than 117 megawatts of wind power, that currently operate in the Midwest region of the United States. We are presently engaged in various aspects of the development of 24 wind farms totaling an additional 425 megawatts of community wind power systems.

Our projects are based on the formation of partnerships with the farmers upon whose land the wind turbines are installed.  Over the years, this type of wind power has been labeled “community wind power” because the systems are locally owned by the farmers themselves and/or other local stakeholders. Our Chairman and Chief Executive Officer, Dan Juhl, was one of the creators of Community Wind power in the United States. Community wind is a specialized sector in the wind energy industry that differs from the large, utility-owned wind power systems that are also being built in the United States.  Community wind is a form of community-based energy development (C-BED). Various states, including Minnesota, have enacted C-BED initiatives, which include mechanisms to support community wind and are intended to make it easier for community wind projects to be successful without putting an excessive burden on utilities.

Historically, landowners in rural areas could only benefit from the development of wind farms in their community by leasing their land to large wind developers. These large developers would then sell the wind energy to the local utility company and retain a majority of the project’s profits. We provide what we believe is a better alternative for local communities by specifically concentrating on C-BED community wind projects that are locally owned by farmers, investors, businesses, schools, utilities, or other public or private local entities. As a result, we believe that community wind projects keep more dollars in local communities, preserve local energy independence, and protect the environment. Our goal, and Mr. Juhl’s focus over the past years, is to share ownership with farmers and to build a network of farmer-owned community wind power systems.

Mr. Juhl is an acknowledged expert in the wind power field and is considered a pioneer in the wind industry having been active in the field since 1978.  He was a leader in the passage of specific legislation supporting wind power development in the states of Minnesota and Nebraska.  John Mitola, our President, is also considered an expert in the energy field having focused his career on energy efficiency, demand side management and independent power development.   He has significant experience in the energy industry and electric industry regulation, oversight and governmental policy. Previously, he served as chief executive officer and a director of Electric City Corp., a publicly-held company that specialized in energy efficiency systems, and as the general manager of Exelon Thermal Technologies, a subsidiary of Exelon Corp. that designed and built alternative energy systems.

Our management team has been involved in the wind power industry for more than 30 years. We have experience in the design, manufacture, maintenance and sale of wind turbines, as well as the full-scale development of wind farms. We hold contract rights, are involved with projects in development and under negotiation, and provide development activities in the wind power industry. Our contract rights relate to administrative services agreements which call for management and administrative services to be provided for seven existing Minnesota wind farm developments. Our assets include eight development services agreements, ten projects in early development stages, and six agreements to conduct wind power feasibility studies.

The Company’s involvement in the sale consumer-owned renewable energy products commenced in November 2008 as a result of the acquisition of Next Generation Power Systems, Inc. (“NextGen”).  Prior to the acquisition, Dan Juhl had been a controlling shareholder in NextGen since it was organized in 2004.  The NextGen business restores small wind turbines in the 30 KW class for sale to consumers for on-site electricity generation.  NextGen also provides solar-powered systems that allow small businesses and consumers to generate or store electrical power for on-site use or emergency backup.

Corporate Information and History

Our company was formed as a Delaware corporation in January 2006 as Help-U-Drive Incorporated for the purpose of developing a business to assist impaired drivers. Upon further investigation, we decided that this was not a business opportunity we wanted to pursue due to potential liability and other reasons. In October 2006, we acquired My Health and Safety Supply Company, LLC, an Indiana limited liability company, pursuant to a plan of exchange with the holders of 100% of the outstanding membership interests of My Health & Safety Supply Company. We changed our name to MH & SC, Incorporated in September 2006. My Health & Safety Supply Company, LLC became our wholly-owned subsidiary and began developing its business to market a variety of health and safety products on the Internet. This business was sold simultaneously with the exchange transaction described below since it was incidental to our new wind energy business. In March 2007, we filed a registration statement with the SEC, which became effective in December 2007, and we became a publicly-reporting and trading company.

On June 24, 2008, we entered into a Securities Exchange Agreement with Juhl Energy and DanMar and, for certain limited purposes, their respective stockholders. On June 24, 2008, the exchange transaction provided for in the Securities Exchange Agreement was completed and Juhl Energy and DanMar became our wholly-owned subsidiaries. DanMar and Juhl Energy were formed as Minnesota corporations in October 2001 and September 2007, respectively, and have been in the wind energy business since formation.

Pursuant to the Securities Exchange Agreement, at closing, the two former beneficial stockholders of Juhl Energy and DanMar received an aggregate of 15,250,000 shares of our common stock, representing approximately 60.6% of our outstanding shares of common stock, inclusive of shares of common stock issuable upon the conversion of our series A convertible preferred stock sold in our concurrent private placement. In exchange for the shares we issued to the former Juhl Energy and DanMar stockholders, we acquired 100% of the outstanding common stock of Juhl Energy and DanMar. Concurrently with the closing of the exchange transaction, we also completed a private placement to institutional investors and other accredited investors, in which we received aggregate gross proceeds of $5,160,000.

The consideration issued in the exchange transaction was determined as a result of arm’s-length negotiations between the parties. In leading up to the exchange transaction, Juhl Energy engaged Greenview Capital, LLC to assist and advise it in an effort to secure financing. Juhl Energy agreed to pay Greenview Capital, and its designees, a fee for such advice in the amount of $300,000 in cash and 2,250,000 shares of our common stock. Aside from the Greenview Capital arrangements, no finder’s fees were paid or consulting agreements entered into in connection with the exchange transaction.

Following the exchange transaction, we succeeded to the wind farm development and management business of Juhl Energy and DanMar.  Prior to the exchange transaction, there were no material relationships between us and Juhl Energy or DanMar, between Juhl Energy or DanMar and our affiliates, directors or officers, or between any associates of Juhl Energy or DanMar and our officers or directors. All of our pre-exchange transaction liabilities were settled on or immediately following the closing.

Through the share exchange transaction, the stockholders of our privately-held predecessors, Juhl Energy and DanMar, received a majority of the outstanding shares of MH & SC and their officers and directors assumed similar positions with MH & SC.  Following the share exchange transaction, we changed our corporate name to Juhl Wind, Inc.

On October 31, 2008, we acquired all of the outstanding shares of common stock of NextGen in exchange for an aggregate purchase price of $322,500 payable by delivery of an aggregate of 92,143 shares of our common stock allocated among the NextGen non-controlling interests. The purchase transaction included assumption of certain liabilities of NextGen including a note payable to First Farmer’s & Merchant’s National Bank, but excluded the stockholder notes, which the stockholders of NextGen agreed to contribute to equity.  Simultaneously with the acquisition of all of NextGen, the Company also purchased a commercial building and associated land located in Pipestone, Minnesota from the individual owners of NextGen. The Company issued 41,070 unregistered shares of common stock to the minority stockholders of NextGen for the purchase of the land and building. The 41,070 shares issued to the NextGen minority interest were valued at $3.50 per share at the date of acquisition, or $144,000.  The acquisition was accounted for at fair value of the land and building on the date of purchase which totaled $173,055. NextGen is now our wholly-owned subsidiary and focuses on consumer-based renewable energy design and advanced conservation technologies related to community-scaled renewable energy systems such as small scale wind turbines and solar arrays.

We have not been a party to any bankruptcy, receivership or similar proceeding at any time since inception of the Company.

Industry and Market Overview

Demand for electricity has dramatically increased as our society has become more technologically driven, and this trend is expected to continue. Significant new capacity for the generation of electricity will be required to meet anticipated demand. According to the U.S. Department of Energy, Energy Information Administration’s (”EIA”) Annual Energy Review 2007, nearly half of all electricity produced in the United States was generated by coal, which is the largest source of carbon dioxide in the atmosphere. Other major sources of electricity in 2007 were nuclear (19%), natural gas (21%) and hydropower (6%). Wind power accounted for nearly 1% of electricity production in the United States. According to the review, the amount of electricity generated from coal in the United States increased 72% between 1980 and 2007, and is projected to be 51% higher in 2025 than in 2002, according to the U.S. Department of Energy EIA’s Annual Energy Outlook 2004 with Projections to 2025.  The EIA’s 2009 Annual Energy Outlook Early Release Overview released in December 2008 projects that, while coal continues to be the most important fuel for U. S. electricity generation currently, coal consumption is expected to decline in the future because of reduced investment in new coal-fired generating capacity combined with the increased generation of electricity from renewable energy.  These and other independent government and trade publications cited herein are publicly available on the Internet without charge.

Most of the world’s main energy sources are still based on the consumption of non-renewable resources such as petroleum, coal, natural gas and uranium. However, while still a small segment of the energy supply, renewable sources such as wind power are growing rapidly in market share. Wind power delivers multiple environmental benefits. Wind power operates without emitting any greenhouse gases and has one of the lowest greenhouse gas lifecycle emissions of any power technology. Wind power results in no harmful emissions, no extraction of fuel, no radioactive or hazardous wastes and no use of water to steam or cool. Wind projects are developed over large areas, but their carbon footprint is light. Farmers, ranchers and most other land owners can continue their usual activities after wind turbines are installed on their property.

According to the U.S. Department of Energy EIA’s publication Renewable Resources in the U.S. Electricity Supply, wind power generation is projected to increase eight-fold between 1990 and 2010, a rate of 10.4% per year. Annual growth in the global wind energy capacity for the past ten years has exceeded an average of 28% per year according to the Global Wind Energy Council’s (“GWEC”) Global Wind 2008 Report, with 2008 experiencing an increase of 28.8%. Although wind power produces under 1% of electricity worldwide according to the GWEC’s Global Wind 2007 Report, it is a leading renewable energy source and accounts for 20% of electricity production in Denmark (according to the U.S. Department of Energy’s Energy Facts web page).  Elsewhere in the European Union, wind power generation represented more than 11% of electricity consumption in Spain, and 7.5% of electricity consumption in Germany (according to the GWEC’s Global Wind 2008 Report.  The GWEC’s Global Wind 2008 Report predicts that wind power is positioned to supply 10% to 12% of global electricity demand by 2020, reducing carbon dioxide omissions by 1.5 billion tons annually.

Wind power has become a mainstream option for electricity generation, and we believe that it is a critical element to solving climate change and delivering cost-effective domestic power in the United States. The U.S. wind power industry has exceeded all previous records, with a 50% increase in generating capacity in 2008, according to the GWEC Global Wind 2008 Report.  Similarly, the GWEC Global Wind 2007 Report stated an industry growth of 45% in 2007.   Wind now provides over 21,000 megawatts of electricity generating capacity in the United States, producing enough electricity to serve 5.5 million U.S. homes, according to the American Wind Energy Association’s December 22, 2008 “Year End Wrap Up” press release. According to this press release, that capacity will generate over 60 billion kilowatt hours of clean, cost-effective electricity in 2009, which eliminates the burning of 30.4 million short tons of coal, 91 million barrels of oil and 560 billion cubic feet of natural gas.  Wind power is now one of the largest sources of new electricity generation of any kind. According to the GWEC Global Wind 2008 Report, wind projects accounted for about 42% of all new power generating capacity added in the United States in 2008.

The GWEC Global Wind 2008 Report announced that the United States led the world in wind power installations in 2008.  Global wind capacity increased by more than 20,000 megawatts in 2008, with installation of 8,358 megawatt capacity in the United States alone. China and India were the second and third largest wind power growth countries last year with 6,300 megawatts and 1,800 megawatts of wind power capacity added, respectively, according to the report.

Wind power can deliver zero-emissions electricity in large amounts. According to the American Solar Energy Society’s report, Tackling Climate Change in the U.S., energy efficiency and renewable energies can provide most, if not all, of the U.S. carbon emission reductions needed to keep atmospheric carbon dioxide levels at no more than 450 to 500 parts per million, the level targeted in the more protective climate change bills before the U.S. Congress. According to this report, wind power would offer a large carbon reduction “wedge” by contributing a 35% relative share from among the various renewable energy contributors, and can constitute about 20% of the U.S. electricity supply by 2030.

According to the Emerging Growth Research, LLP’s Industry Report: U.S. Wind Sector (December 29, 2008) (the “Emerging Growth Report 2008”), the increase in domestic wind capacity installed in 2008 is equivalent to the capacity of approximately 35 average sized coal-fired power plants.  Considering that each average size coal-fired power plant in the United States produces about 3,000,000 tons of carbon emission each year, currently-installed wind power capacity is reducing total carbon emissions by just over 105,000,000 tons each year.

Furthermore, wind power delivers zero-emissions electricity at an affordable cost. No other power plants being built in the United States today generate zero-emissions electricity at a cost per kilowatt-hour nearly as affordable as wind power. Consequently, using wind power lowers the cost of complying with emissions reduction goals. The affordable cost of wind power is stable over time. Wind projects do not use any fuel for their operations, so the price of wind power does not vary when fuel prices increase. When utilities acquire wind power, they lock in electricity at a stable price for 20 years or more.

Wind, however, is intermittent and electricity generated from wind power can be highly variable. Good site selection and advantageous positioning of turbines on a selected site are critical to the economic production of electricity by wind energy. In our experience, the primary cost of producing wind-powered electricity is the turbine equipment and construction cost; wind energy has no fuel costs and relatively low maintenance costs. As an intermittent resource, wind power must be carefully positioned into the electric grid along with other generation resources and we believe Juhl Wind has demonstrated the expertise necessary to work with local electric utilities to effect the proper integration plan.  As such, we intend to continue to identify new sites to produce wind energy through the community wind model throughout the United States and Canada with a focus on the Midwestern region of the U.S.

Growth in Demand for Wind Power and Our Position and Service Offerings

Demand for wind power in the United States is growing rapidly and we believe the call for growth in community wind power is increasing as well. We are one of the few companies that has actually completed and put into operation a portfolio of community wind projects, and we are experiencing strong growth in demand to provide turnkey development of community wind systems across the Midwestern United States. Our strategy is to leverage our portfolio of existing projects and to take on new developments located in the Midwestern United States and Canada, where proper conditions exist for successful developments: acceptable wind resources, suitable transmission access and an appropriate regulatory framework providing acceptable power purchase agreements and long-term utility agreements.

In July 2008,  the U.S. Department of Energy issued a report entitled 20% Wind Energy by 2030, discussing the viability of the potential for wind energy in the United States to grow to approximately 305 gigawatts from 2007’s level of approximately 11 gigawatts. This projected level of growth is estimated to cost billions of dollars per year for the next 22 years of growth. Community wind systems will make up a segment of this growth, leading to what we estimate will be significant growth in community wind systems.

Growth in wind power is being driven by several environmental, socio-economic and energy policy factors that include:

•	ongoing increases in electricity demand due to population growth and growth in energy consuming devices such as computers, televisions and air conditioning systems,

•	the increasing cost of the predominant fuels required to drive the existing fleet of conventional electric generation such as coal, natural gas, nuclear and oil,

•	the increasing cost and difficulty faced in the construction of conventional electric generation plants,

•
existing and growing legislative and regulatory mandates for “cleaner” forms of electric generation, including state renewable portfolio standards and the U.S. federal tax incentives for wind and solar generation,

•	ongoing improvements to wind power systems making them more cost effective and improving availability to meet demand, and

•	worldwide concern over greenhouse gas emissions and calls to reduce global warming due to the carbon dioxide produced by conventional electric generation.

In light of these factors and the resulting increase in demand for wind power, we believe that we are uniquely positioned to experience significant year-over-year growth and development of specific community wind farms throughout the United States. We can provide full-scale development of wind farms across the range of required steps including:

•	initial feasibility studies and project design,

•	formation of required land rights agreements to accommodate turbine placement on each project’s specific farm land,

•
studies, design and agreements with utilities (as well as with independent system operators (ISOs), which are organizations formed at the direction or recommendation of the Federal Energy Regulatory Commission (“FERC”) that coordinate, control and monitor the operation of the U.S. electrical power grid) with respect to connection to existing electric power transmission networks,

•	negotiation and execution of power purchase agreements,

•	arrangement of equity and debt project financing,

•	construction oversight and services,

•	project commissioning, and

•	multi-year wind farm operations and maintenance.

In addition, we can provide general consulting services to help farmers and communities evaluate possible community wind farm projects and initiate their development. Often, we will take on the entire development process including all of the services outlined above. As project developer, we arrange every aspect of the development process and would receive payment for the services as each step or a combination of steps is accomplished. After establishing that a project has appropriate wind resource and transmission interconnection, we would move on to complete land right’s agreements, community limited liability company structures and the power purchase agreement with the local utility.

Through the community wind approach, we involve land owners and the local community by establishing a limited liability company that extends ownership to the participants along with the initial equity investor. Land owners are critical to any wind farm because wind turbines must be placed in open areas requiring a large amount of land necessary to “harvest the wind.” Turbines are typically placed on a small plot of land, less than one acre is removed from normal use (such as farming or grazing), for each 50 acres of wind resource captured. Turbines must be spaced a certain minimum distance apart to avoid “shadowing” each other and reducing power output. By integrating the land owners into the land rights and ownership structures, we can allow a wind-enabled farm to more than double the annual net income from cultivation or grazing. As a project developer, we assist in finding financing, securing the contract with a utility to buy the electricity produced, negotiation of a turbine supply agreement and construction of the system, and arrange for operation of the wind farm.

Company Structure

As a result of the exchange transaction, Juhl Energy and DanMar are our wholly-owned subsidiaries. Juhl Energy and DanMar have primarily been involved in providing development, management and consulting services to various wind farm projects throughout the Midwest. DanMar was incorporated in January 2003 and is located in Woodstock, Minnesota. In September 2007, DanMar assigned certain development and management business to a newly-formed corporation, Juhl Energy.

Juhl Energy also has a subsidiary, Community Wind Development Group LLC, which was a predecessor to Juhl Energy in the nature of the work provided, but which had more than one owner. Upon formation of Juhl Energy, it was determined to be in the best interests of Juhl Energy to acquire ownership in Community Wind Development, so the other owners’ equity interests were acquired by Juhl Energy on January 1, 2008. The operations of Community Wind Development are now included in Juhl Energy since the acquisition date.

Historically, DanMar and Juhl Energy have both engaged in similar development, management and consulting projects. It is our intention that prospectively, the companies will perform separate functions. DanMar will engage in purely consultative projects, offering solely advice on projects being developed by the owners of the projects or other third parties. Juhl Energy will engage in development and construction projects where Juhl Energy will, in many cases, oversee the entire development of wind farms.

In October 2008, we acquired NextGen, which is now our wholly-owned subsidiary. NextGen focuses on renewable energy design and advanced conservation technologies related to community-scaled renewable energy systems such as wind turbines.

Our Community Wind Farm Portfolio

We believe that we have completed and placed into service more community wind power systems than any other U.S. enterprise. To date, we have developed 14 community wind farms located primarily in the “Buffalo Ridge” area of southwestern Minnesota. Buffalo Ridge is a large expanse of rolling hills that is 60 miles long and a part of Lincoln County in the southwest corner of Minnesota. It is located near the small towns of Hendricks and Lake Benton. We selected Buffalo Ridge because of its high altitude (approximately 2,000 feet above sea level) and high average wind speed, making it, in our opinion, an ideal location for wind-based energy production. These wind farms have been developed since the mid-1980s and total approximately 117 megawatts. They are fully operational today. In addition, we provide operating and maintenance services to five of the 14 wind farms.

In addition to the first 14 wind farms developed by us, we have another 24 community wind projects in various phases of development totaling approximately 425 megawatts. These projects are primarily located in the states of Minnesota and Nebraska. A sample of the projects, which are in the phase of development referenced below, include but are not limited to,the following:

Project Name	Megawatts	Phase
Completed wind farm developments	117	Operational
Grant County, MN	20	Construction 2009
Valley View, MN	10	Financing/Construction 2009
Crofton Hills, NE	42	Financing/Construction 2009/2010
Traverse County, MN	20	Interconnection Study
Meeker County, MN (2 projects)	40	Interconnection Study
Kittson/Marshall, MN	80	Interconnection Study
Kennedy/Kittson, MN	20	Interconnection Study
16 Additional Midwest Projects	193	Initial Study/Feasibility

Note: From time to time some of our projects are not listed publicly due to the preferences of local owner groups or competitive issues facing our business.  However, we strive to provide regular updates to our projects listing via press releases and corresponding updates to our corporate website,  www.juhlwind.com.

Based on our pipeline of projects, we believe that we will experience consistent growth in the number of projects completed and the number of projects for which we are providing operational oversight. We expect that the continued growth in our project pipeline will act as a key competitive advantage as the community wind power industry grows throughout the United States and Canada.

Growth Strategy
Wind Farm Development and Management Services:
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

In addition to growing our revenue per project, we will continue to grow our projects under development by utilizing competitive strengths and taking advantage of market conditions to build long-term growth, as follows:

•
We expect to increase our capacity by entering regional markets through organic development. Upon entering a market we work to become a leading wind energy operator and an influential voice within the region. We strive to develop projects in-house from the initial site selection through construction and operation.

•
We will expand business relationships within the investment community both in the U.S. and abroad in order to assist project owners in obtaining the equity and debt financing for wind farm developments. This will include considerations with regard to raising additional capital in private or public equity funds that would invest in our wind project developments.

•
We expect to create relationships as a community stakeholder. We prioritize the creation of strong community relationships that we believe are essential to generating support and securing land and permits necessary for our wind farms. Our team works closely with the landowners who will host the wind farms to ensure that they fully understand the impact of having turbines on their property. Throughout the development process, we assess and monitor the landowners’ and broader community’s receptiveness and willingness to host a wind farm in their area. This proactive involvement in the community also enables us to submit permit applications that comply with local regulations while addressing local concerns.

•
We expect to work with governmental agencies to help us incentivize the creation of community wind farms and offer favorable tax breaks. Further, we intend to use tax equity financing arrangements in order to monetize the value generated by production tax credits and accelerated tax depreciation that are available to us as a wind energy generator.

•
We will continue to strive to attract, train and retain the most talented people in the industry. As we continue to grow our business, we will need to attract, train and retain additional employees. We believe that our management team will be instrumental in attracting new and experienced talent, such as engineers, developers and meteorology experts. We plan to provide extensive training and we believe that we offer an attractive employment opportunity in the markets in which we operate.

As a result of the relationships we have established and niche markets we have identified, we have been able to lay the groundwork for 2009 and beyond.  Some of the areas of focus moving forward include the following:

•	moving into an even larger market of smaller projects;

•
targeting 5 to 40 megawatt wind farm projects.  In the State of Minnesota alone, industry experts have suggested there exist over 6,000 megawatts of achievable electricity utilizing our wind power model;

•	expanding our market of 1 to 10 megawatt on-site wind projects including universities and colleges, hospital campuses and other institutional sites; and

•	additional growth through targeted acquisitions.

Consumer-based renewable energy products – smaller on-site wind power and solar systems:
As a result of the acquisition of Next Generation Power Systems in October 2008, we expect to expand efforts in this line of business to take advantage of the stimulus recently provided by the federal government for tax credits and grants applicable to renewable energy manufacturing facilities and consumers. Some of the areas of focus include the following:
•
Reduce the reliance on subcontract services within our manufacturing process by bringing the production and assembly in-house where considered appropriate, and improve quality control and testing procedures.

•	Engage an experienced sales and marketing professional to establish and maintain a qualified dealer network, and to oversee direct selling efforts underway with the consumer marketplace.
•	Attract, train and retain talented individuals in the areas of production, engineering and selling functions.
•	Assess the product line for expansion opportunities and turbine sourcing arrangements.

Sales and Marketing

We derived approximately 33% and 37% of our Wind Farm development and management revenues from sales to three wind farm customers under management agreements in 2008 and 2007, respectively. Under these administrative services agreements, we perform management services for these wind farm projects. The agreements provide monthly management fees equal to 2% of the project’s gross sales. The administrative services agreements also provide payments for general and administrative fees, maintenance fees, and any other out-of-pocket expenses for the project. The agreements expire at various dates through 2015. The agreements may also be terminated by the wind farm customer upon the last day of the month that is at least 30 days after we have received written notice of the intent to terminate the agreement.

Historically, DanMar and Juhl Energy have not relied on any direct sales or marketing efforts, but have gained exposure through trade publications, word of mouth and industry conferences. We currently have a pipeline of projects we believe will last at least two years and it is being supplemented on an on-going basis without direct selling efforts. We anticipate being able to add a significant number of projects to this pipeline driven primarily by Daniel Juhl, John Mitola and an expanding development team, trade publications, industry events and word of mouth. Our web site, www.juhlwind.com, will also serve as a marketing tool. If, at some point, management determines the pipeline of potential customers is less than anticipated or desired, or if we are unable to sustain our desired rate of growth and expansion with these sales and marketing methods, we will reevaluate the sales and marketing efforts and address the issue at that time.

The Company is currently utilizing internal direct selling efforts for the sale of consumer-based renewable energy products. During 2009, we will increase our efforts to establish sales channels through qualified dealers who demonstrate technical knowledge in the renewable energy marketplace, and have sales expertise and financial stability to deliver small scale wind turbine and solar-related systems.

Wind Energy Technology, Resources and Suppliers

Wind power is a form of renewable energy; that is, energy that is replenished daily by the sun. As portions of the earth are heated by the sun, air rushes to fill the low pressure areas, creating wind power. The wind is slowed dramatically by friction as it brushes the ground and vegetation. It may not feel very windy at ground level, yet the power in the wind may be five times greater at the height of a 40 story building (the height of the blade tip on a large, modern wind turbine) than the breeze an individual encounters at ground level.

Wind power is converted to electricity by a wind turbine. In a typical, modern large-scale wind turbine, the kinetic energy in the wind (the energy of moving air molecules) is converted to rotational motion by the rotor (a three-bladed assembly at the front of the wind turbine). The rotor turns a shaft which transfers the motion into the nacelle (the large housing at the top of a wind turbine tower). Inside the nacelle, the slowly rotating shaft enters a gearbox that greatly increases the rotational shaft speed. The output (high-speed) shaft is connected to a generator that converts the rotational movement into electricity at medium voltage (a few hundred volts). The electricity flows down heavy electric cables inside the tower to a transformer, which increases the voltage of the electric power to the distribution voltage (a few thousand volts). Higher voltage electricity flows more easily through electric lines, generating less heat and fewer point losses. The distribution-voltage power flows through the underground lines to a collection point where the power may be combined with other turbines. In many cases, the electricity is sent to nearby farms, residences and towns where it is used. Otherwise, the distribution-voltage power is sent to a substation where the voltage is increased dramatically to transmission-voltage power (a few hundred thousand volts) and sent through very tall transmission lines many miles to distant cities and factories.

Wind turbines come in a variety of sizes, depending upon the use of the electricity. A large, utility-scale turbine described above may have blades over 40 meters long, meaning the diameter of the rotor is over 80 meters (nearly the length of a football field). The turbines might be mounted on towers 80 meters tall (one blade would extend half way down the tower), produce 1.8 megawatts of power (1800 kilowatts), supply enough electricity for 600 homes and cost over $1.5 million. Wind turbines designed to supply part of the electricity used by a home or business is much smaller and less costly. A residential - or farm-sized turbine - may have a rotor up to 15 meters (50 feet) in diameter mounted on a metal lattice tower up to 35 meters (120 feet) tall. These turbines may cost from as little as a few thousand dollars for very small units up to approximately $40,000 to $80,000.

Per the Emerging Growth Report 2008, due to the persistent credit crisis, some wind-based projects are being delayed or cancelled, and the reduction in commodity prices will likely result in wind power producers experiencing lower turbine pricing over the coming years.  It is also expected that delivery lead times will be shortened.  While turbine prices have risen significantly over the past few years on a per megawatt capacity basis, the total number of megawatts produced per turbine has increased dramatically over the same period.  For example, in the year 2000 the average turbine size was less than 800kW.  By 2003, this had increased to just over 1.2 megawatts.  As of the end of 2007, approximately half of the all installations were for turbines rated at between 1.5 megawatts and 2.5 megawatts, an increase of more than 30% from the previous year.

According to the Emerging Growth Report 2008, this has abated overall costs because as the price per megawatt has increased strongly, the price per megawatt hour of production has risen only modestly.  While the efficiency of turbines continues to increase, it will continue to provide further justification for capital expenditures for upcoming projects, as well as likely decreases in turbine pricing and better availability throughout 2009 and into 2010.

Based on our management’s experience and observations of the industry, wind industry manufacturing facilities surged in the United States from 2005 to 2007, and many existing facilities are expanding. In 2007, new tower, blade, turbine and assembly plants opened in the states of Illinois, Iowa, South Dakota, Texas and Wisconsin. Also in 2007, seven other facilities were announced in the states of Arkansas, Colorado, Iowa, North Carolina, New York and Oklahoma.

Our principal suppliers primarily consist of suppliers of wind turbines, wind turbine parts and various electrical supplies and services relating to wind turbine operation. We also source, as needed, wind studies and electrical engineering expertise from outside suppliers. With respect to wind turbines and related items, our principal suppliers have been Suzlon Energy Limited, Ventera Energy Corporation and Vestas Wind Support Systems A/S for turbines; Hub City Inc. for various wind turbine parts; and Abaris EC, LLC, Echo Group, Inc., Muth Electric Inc. and T&R Electric Supply Company Incorporated for electric services and supplies. We also use WindLogics, Inc. for wind studies and Hoerhauf Consultants, Inc. for specialized electrical engineering. Our business is not dependent on any one supplier and our list of suppliers is changing and expanding on an ongoing basis as the market for wind power continues to expand and new suppliers enter with advanced products, technologies and services.

Competition

In the United States, large utility companies dominate the energy production industry, and coal continues to dominate as the primary resource for electricity production. Electricity generated from wind energy faces competition from other traditional resources such as nuclear, oil and natural gas. The advantages of conventional production of electricity are that:

•	the technology and infrastructure already exist for the use of fossil fuels such as coal, oil and natural gas,

•	commonly-used fossil fuels in liquid form such as light crude oil, gasoline and liquefied petroleum gas are easy to distribute, and

•	petroleum energy density (an important element in land and air transportation fuel tanks) in terms of volume (cubic space) and mass (weight) is superior to some alternative energy sources.

However, energy produced by conventional resources also faces a number of challenges including:

•
the inefficient atmospheric combustion (burning) of fossil fuels leads to the release of pollution into the atmosphere including carbon dioxide which is largely considered the primary cause of global warming,

•	dependence on fossil fuels from volatile regions or countries of the world creates energy security risks for dependent countries,

•
fossil fuels are non-renewable unsustainable resources which will eventually decline in production and become exhausted with potentially dire consequences to societies that remain highly dependent on them, and

•	extraction of fossil fuels is becoming more expensive and more dangerous as readily-available resources are exhausted and mines get deeper and oil rigs must drill deeper and further out in oceans.

In contrast, electricity generated from wind energy:

•
produces no water or air pollution that can contaminate the environment because there are no chemical processes involved in wind power generation; therefore, there are no waste by-products such as carbon dioxide,

•	does not contribute to global warming because it does not generate greenhouse gases,

•	is a renewable source of energy, and

•	in the case of community wind power, farming and grazing can still take place on land occupied by wind turbines.

However, wind energy producers also face certain obstacles including:

•	the reality that wind is unpredictable and, therefore, wind power is not predictably available, and when the wind speed decreases, less electricity is generated,

•	residents in communities where wind farms exist may consider them an “eyesore,” and

•
wind farms, depending on the location and type of turbine, may negatively affect bird migration patterns and may pose a danger to the birds themselves; however, newer, larger wind turbines have slower moving blades which seem to be visible to most birds.

We expect that primary competition for the wind power industry will continue to come from utility company producers of electricity generated from coal and other non-renewable energy sources.

Within the U.S. wind power market itself, there is also a high degree of competition, with growth opportunities in all sectors of the industry regularly attracting new entrants. For example, in 2008, our management believes, based on our industry observations that over 15 utility-scale wind turbine manufacturers are selling turbines in the United States market, up from only six in 2005 of which we were aware.

New entrants in the wind power development market, however, face certain barriers to entry. The capital costs of buying and maintaining turbines are high. Other significant factors include the cost of land acquisition, the availability of transmission lines, land use considerations and the environmental impact of construction and operations. Finally, another critical barrier to entry into the wind power development business is the necessary experience required to bring projects to the point where they are able to secure agreements with respect to connecting to the existing electricity transmission network, power purchase agreements and project financing for construction.

We are aware of two companies that are working in the community wind power area and which management views as being competitive with certain aspects of our company.  The first, Nacel Energy, is a community wind development company founded in 2006 and focused on developing community wind projects in Texas and Kansas. To our knowledge, Nacel Energy has yet to fully complete the development of a project.  The second, Wind Energy America, is located in and focused on community wind power in Minnesota and is currently employing a strategy where it purchases rights to current or developing wind projects.

With respect to the production and sale of consumer-based renewable energy products, there are numerous businesses operating in the U.S. that are associated with the manufacturing, sales distribution and installation of products and services. The competition in this field is not dominated by any one particular company or group of companies. The industry competition is expected to emerge given the focus on renewable energy facilities by  the federal government.

Our Competitive Advantages

We believe that we have a number of competitive advantages in the community wind energy production sector; one of our key advantages being that we have completed 14 community wind farm projects to date and currently have over 20 wind farm projects in various developmental stages, representing 425 megawatts of electricity and almost $1 billion in project development. We expect that when owners of new projects consider retaining a development enterprise, the ability to point to actual projects completed, along with the extensive knowledge base developed and relationships necessary to get the job done, will provide us an edge in winning projects in the future. These relationships include those with utility power purchasers, equity and debt project finance sources, turbine suppliers and constructors. Led by an industry leader, Dan Juhl, our development team is unmatched in its general experience, credibility and proven track record.

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

For community wind projects to be completed successfully, projects must be constructed in a cost-effective manner. In the course of completing 14 projects to date, we have been able to demonstrate to project owners, equity investors and lenders, that we can build wind farms on a cost-effective basis.

In the Midwest U.S. markets where we are active, our management team maintains local presence and promotes community stakeholder involvement. By maintaining offices in Woodstock, Minnesota and Chicago, Illinois, and becoming involved in local community affairs, we develop a meaningful local presence, which we believe provides us with a significant advantage when working through the local permitting processes and helps to enlist the support of our local communities for wind farms. We believe that our local approach has enabled us to secure approvals and support for our projects in regions that have historically voiced meaningful opposition and has given us a significant advantage over competitors, who are not as active in the local communities in which we are developing wind farms. Our management’s active participation in the state and local regulatory and legislative processes has led to the growth of community wind across the Midwest.

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

As the originator and leader of community wind power, we have been able to offer a unique ownership-sharing formula with farmers and local communities that provide us with an ongoing competitive advantage in this large and open sector of the wind energy arena.  Some of the key advantages of our approach are driven by the fact that our projects are medium-sized which provide the following key benefits:

•
the development of these projects secures economic benefits to the local community bringing construction, legal and regulatory work to rural areas by engaging local farmers, engineers, bankers and contractors to assist in the building and maintenance of the projects;

•	easier and less expensive transmission and, in general, projects which are much easier to build. End users generally receive electricity through an already established local utility grid;

•	the landowner and local community retain more by sharing ownership with the developer and excluding external interests; and

•	easier to obtain regulatory permits and to secure project financing through established and/or local resources due to the size of each project.

In addition, while mega-wind projects have gained wide attention, the Company is uniquely positioned as the only public community wind power company in the U. S. committed to and actually building projects in the 1 – 50 megawatt sector, which has received considerable attention by the industry.  This market is largely overlooked by most developers.  This oversight provides an opportunity to rapidly increase the Company’s market share and expansion plans.

Since becoming a public company in 2008, Juhl Wind has achieved several significant milestones:

•	we have secured institutional investments of over $5 million available for use as working capital;

•
we acquired NextGen which specializes in community scale wind turbine and solar systems.  This acquisition brings smaller wind turbine and solar expertise to the Company to enhance and expand our existing community wind power product and service offerings;

•	establishing equity financing terms

•
in the last half of 2008, we have entered into seven new feasibility consulting studies for community based wind farm projects , including completing a feasibility study with Abilene Christian University to study the development of a wind project with capacity of  three megawatts initially with potential growth to a larger wind farm;

•	we entered into a development agreement with Winona County, Minnesota for a $3.6 million, two megawatt wind system to be completed in 2009.

Intellectual Property

We depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our products from our competitors’ products. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures. It is our policy to require appropriate employees and consultants to execute confidentiality agreements and invention assignment agreements upon the commencement of their relationship with us. These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances and for the assignment to us of intellectual property rights developed within the scope of the employment relationship.

The Company has no patents, trademarks, licenses, franchises, concessions or royalty agreements.

Government Regulation

Traditionally, utility markets in the United States have been highly regulated. The U.S. power industry is currently in transition as it moves toward a more competitive environment in wholesale and retail markets. The commercial viability of wind power will increasingly depend upon pricing as the trend toward deregulation continues.

Our management anticipates that additional favorable government legislation will have a positive impact on our business.

The growing concern over global warming caused by greenhouse gas emissions has also contributed to the growth in the wind energy industry. According to the Intergovernmental Panel on Climate Change’s Climate Change 2007: Synthesis Report, 11 of the last 12 years (1995-2006) rank among the warmest years since 1850. Additionally, the global average sea level has risen at an average rate of 1.8 millimeters per year since 1961 and at 3.1 millimeters per year since 1993, due to the melting of glaciers, ice caps and polar ice sheets, coupled with thermal expansion of the oceans. The importance of reducing greenhouse gases has been recognized by the international community, as demonstrated by the signing and ratification of the Kyoto Protocol, which requires reductions in greenhouse gases by the 177 (as of March 2008) signatory nations. While the United States did not ratify the Kyoto Protocol, state-level initiatives have been undertaken to reduce greenhouse gas emissions. California was the first state to pass global warming legislation, and ten states on the east coast have signed the Regional Greenhouse Gas Initiative, which proposes to require a 10% reduction in power plant carbon dioxide emissions by 2019.

Various state and federal governments have placed restrictions on fossil fuel emissions, and it is anticipated that additional requirements for limitation of such emissions will continue. Substituting wind energy for traditional fossil fuel-fired generation would help reduce carbon dioxide emissions due to the environmentally-friendly attributes of wind energy. According to the U.S. Department of Energy, EIA’s International Energy Annual 2006, updated December 8, 2008, the United States had the second highest carbon dioxide emissions of all the countries in the world in 2006, with 5,902.75 billion metric tons.  This number was second only to China which had 6,017.69 billion metric tons. According to the U.S. Department of Energy, EIA’s Annual Energy Review 2007, from 1990 to 2006, carbon dioxide emissions from the United States’ electric power industry have increased by a cumulative amount of 28.7%, from 1.8 billion metric tons to 2.3 billion metric tons.

Environmental legislation and regulations provide additional incentives for the development of wind energy by increasing the marginal cost of energy generated through fossil-fuel technologies. For example, regulations such as the Clean Air Interstate Rule and the Regional Haze Rule have been designed to reduce ozone concentrations, particulate emissions and haze and other requirements to control mercury emissions can require conventional energy generators to make significant expenditures, implement pollution control measures or purchase emissions credits to meet compliance requirements. These measures have increased fossil fuel-fired generators’ capital and operating costs and put upward pressure on the market price of energy. Because wind energy producers are price takers in energy markets, these legislative measures effectively serve to make the return on wind energy more attractive relative to other sources of generation.

We believe there is significant support in the U.S. to enact legislation that will attempt to reduce the amount of carbon dioxide produced by electrical generators. Although the ultimate form of legislation is still being debated, the two most likely alternatives are (i) a direct emissions tax or (ii) a cap-and-trade regime. We believe either of these alternatives would likely result in higher overall power prices, as the marginal cost of electricity in the U.S. is generally set by generation assets which burn fossil fuels such as oil, natural gas and coal and produce carbon dioxide. As a non-carbon emitter and a market price taker, we are positioned to benefit from these higher power prices.

Growth in the United States’ wind energy market has also been driven by state and federal legislation designed to encourage the development and deployment of renewable energy technologies. This support includes:

Renewables Portfolio Standards (RPS).  In response to the push for cleaner power generation and more secure energy supplies, many states have enacted renewable portfolio standards (“RPS”) programs. These programs either require electric utilities and other retail energy suppliers to produce or acquire a certain percentage of their annual electricity consumption from renewable power generation resources or, as in the case of New York, designate an entity to administer the central procurement of Renewable Energy Certificates (“RECs”) for the state. Wind energy producers generate RECs due to the environmentally beneficial attributes associated with their production of electricity.

According to the Lawrence Berkeley National Laboratory’s Renewables Portfolio Standards in the United States April 2008 report,  RPS programs at the state level have proliferated since the late 1990s and, as of the end of 2007, 29 states and the District of Columbia had adopted some form of RPS program. The report also indicates the District of Columbia and 25 of the 29 states have mandatory RPS requirements and combined, they represent 46% of total U.S. electrical load. A number of states including Arizona, California, Colorado, Minnesota, Nevada, New Jersey, New Mexico, Pennsylvania and Texas, have revised their programs to include higher targets since original adoption. The report adds that other states such as Missouri, North Dakota, Vermont and Virginia have adopted state goals, which set targets, not requirements, for certain percentages of total energy to be generated from renewable resources. In 2008, South Dakota and Utah also adopted RPS programs.

Almost every state that has implemented an RPS program will need considerable additional renewable energy capacity to meet its RPS requirements. We believe that much of the forecasted 50,000 megawatt installed wind capacity by 2015 will be driven by current and proposed RPS targets, along with additional demand from states without renewable standards.

According to the Emerging Growth Report 2008, these mandatory requirements, which are now in place in many states, are forcing electric utilities to be at the forefront of wind power development.

Renewable Energy Certificates (REC). A REC is a stand-alone tradable instrument representing the attributes associated with one megawatt hour of energy produced from a renewable energy source. These attributes typically include reduced air and water pollution, reduced greenhouse gas emissions and increased use of domestic energy sources. Many states use RECs to track and verify compliance with their RPS programs. Retail energy suppliers can meet the requirements by purchasing RECs from renewable energy generators, in addition to producing or acquiring the electricity from renewable sources. Under many RPS programs, energy providers that fail to meet RPS requirements are assessed a penalty for the shortfall, usually known as an alternative compliance payment. Because RECs can be purchased to satisfy the RPS requirements and avoid an alternative compliance payment, the amount of the alternative compliance payment effectively sets a cap on REC prices. In situations where REC supply is short, REC prices approach the alternative compliance payment, which in several states is approximately $50 to $59 per megawatt hour. As a result, REC prices can rival the price of energy and RECs can represent a significant additional revenue stream for wind energy generators.

Production Tax Credits (PTC). The PTC provides wind energy generators with a credit against federal income taxes, annually adjusted for inflation, for a duration of ten years from the date that the wind turbine is placed into service. In 2007, the PTC was $20 per megawatt hour. Wind energy generators with insufficient taxable income to benefit from the PTC may take advantage of a variety of investment structures to monetize the tax benefits.

The PTC was originally enacted as part of the Energy Policy Act of 1992 for windparks placed into service after December 31, 1993 and before July 1, 1999. The PTC subsequently has been extended six times, but has been allowed to lapse three times (for periods of three, six and nine months) prior to retroactive extension. Currently, the PTC is scheduled to expire on December 31, 2012.  This expiration date reflects a three-year extension passed under the American Recovery and Reinvestment Act enacted in February 2009.

Accelerated Tax Depreciation. Tax depreciation is a non-cash expense meant to approximate the loss of an asset’s value over time and is generally the portion of an investment in an asset that can be deducted from taxable income in any given tax period. Current federal income tax law requires taxpayers to depreciate most tangible personal property placed in service after 1986 using the modified accelerated cost recovery system, or MACRS, under which taxpayers are entitled to use the 200% or 150% declining balance method depending on the class of property, rather than the straight line method. Under MACRS, a significant portion of windpark assets is deemed to have depreciable life of five years which is substantially shorter than the 15 to 25 year depreciable lives of many non-renewable power supply assets. In addition, the federal government has extended the rule regarding 50% additional first year bonus depreciation for assets placed in service by the end of 2009. This shorter depreciable life and the accelerated and bonus depreciation methods result in a significantly accelerated realization of tax depreciation for windparks compared to other types of power projects. Wind energy generators with insufficient taxable income to benefit from this accelerated depreciation often monetize the accelerated depreciation, along with the PTCs, through forming a limited liability company with third parties.

American Recovery and Reinvestment Act of 2009 (the “Recovery Act”).   On February 13, 2009 the 11th Congress passed a stimulus package known as The American Recovery and Reinvestment Act of 2009 (the “Recovery Act”).  The Recovery Act has the potential to substantially impact the market for renewable energy initiatives. Approximately $40 billion in spending was appropriated for clean energy initiatives and an additional $20 billion is estimated for new and modified tax incentives. According to a discussion at Windustry.org, the Recovery Act’s goal opens up new sources of funding for renewable energy at a time when the wind energy industry is set for even more growth.  The Recovery Act contains a number of provisions that focus on the growth of the wind industry.  Some of the pertinent provisions of the Recovery Act include the following: (i) three-year extension of the federal wind energy production tax credit (PTC) so that eligible projects placed in service by the end of 2012 will qualify for the credit; (ii) option for a thirty percent (30%) investment tax credit (ITC) instead of the PTC; (iii) option to convert the ITC into a grant for wind projects placed in service before 2013; (iv)  eliminates the dollar cap on residential small wind and solar for ITC purposes, and (v) additional loan guarantees, bonds and tax incentives.   These programs enacted under the Recovery Act allow community wind farms, such as our Company, to take advantage of these funding opportunities.

Per Windindustry.org, wind facilities that qualify for the PTC can now make an irrevocable decision to take 30% ITC in lieu of the PTC.  In order to do so, the project must be placed into service by December 31, 2012, and the PTC will no longer be available for the project.  This has the potential to attract more investors who may not have enough passive activity income to realize the PTC.  Which credit a taxpayer uses will depend upon an analysis of the project revenue and cost projections as well as analysis of the investor tax appetite.

Further, if the project qualifies for the PTC or the ITC and is placed into service between 2009-2010 (or it begins construction at the time and is place into service before 2013), the project can choose to apply to the Treasury Department for a cash grant that is equal to 30% of the qualified costs of the project.  This cash grant is in lieu of both the PTC and ITC.  This means the value of the ITC can be realized, even if the taxpayer cannot take advantage of the credit.  The rules and application guidelines for this program are currently being established by the Department of Energy.  We believe that the cash grant program will allow us to enhance our ability to attract equity investors for our community wind projects.

The Recovery Act removes the $4,000 cap on small wind credit so taxpayers can now take the full 30% credit for a qualified small wind system.  It also provides for an additional $1.6 billion for Clean Renewable Energy Bonds (CREBs) that are used to finance renewable energy.  Previously, these bonds have been given at 0% interest rate, and the bondholder receives a tax credit in lieu of bond interest.

The Department of Energy received an extension of its authority to provide loan guarantees for qualified technologies under Title XVII of the federal Energy Policy Act of 2005 and an additional $6 billion for this program.  Eligible technologies include electricity-generating renewable energy projects.

Employees

As of March 20, 2009, we employed 13 full-time employees and no part-time employees, excluding employees and consultants of any affiliated companies that are not at least 50%-owned subsidiaries of ours. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third-party consultants to assist in the completion of various projects. Third parties are instrumental to us in keeping the construction and development of projects on time and on budget.

ITEM 1A	RISK FACTORS

Not Applicable.

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2	PROPERTIES

Our corporate office is located at 996 190th Avenue, Woodstock, Minnesota 56186. We occupy approximately 2,000 square feet of office and storage space under a ground lease with Kas Brothers, relatives of an employee of our company. DanMar subsequently erected a barn-type structure with functional office space on the leased property and owns the building located on the property. In consideration of the ground lease, we pay the real property taxes for the land leased to us. Rent expense was $6,500 in 2008. We own a 5,300 square foot commercial building located at 1502 17th Street SE, Pipestone, Minnesota 56164 that houses the operations of our NextGen subsidiary.   In addition to operations of our NextGen subsidiary, we also utilize such commercial space for production, warehousing and general and administrative purposes.  Several employees maintain suitable office arrangements without charge to the Company.

ITEM 3	LEGAL PROCEEDINGS

We are not party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 16, 2008, Vision Opportunity Master Fund, Ltd., the owner of a majority of the issued and outstanding common stock of the Company as of that date, executed a written consent of the majority shareholder approving (1) a Securities Purchase Agreement for sales of the Company’s Series A Preferred Stock and Warrants, (2) a Securities Exchange Agreement in connection with the exchange transaction, (3) the Company’s 2008 Incentive Compensation Plan and (4) a name change amendment to the Company’s Certificate of Incorporation, all effective as of June 24, 2008.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol JUHL.  The high and low bid prices for shares of our common stock on March 30, 2009, were $1.95 and $2.05 per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

During the period covered by this report, other than as to matters previously reported in a current report on Form 8-K or a quarterly report on Form 10-Q, there have been no sales of unregistered securities or repurchases by the Company.

As previously reported on Form 8-K, filed with the SEC on June 25, 2008, the Company completed a private placement to two institutional investors and two other accredited investors of units consisting of shares of our newly-created series A convertible preferred stock, par value $.0001 per share, and detachable five-year class A, class B and class C warrants to purchase shares of our common stock at an exercise price of $1.25 (class A), $1.50 (class B) and $1.75 (class C) per share. In total, we sold 5,160,000 shares of our series A convertible preferred stock (convertible at any time into a like number of shares of common stock) and class A, class B and class C warrants to each purchase 2,580,000 shares of common stock, or an aggregate of 7,740,000 shares of common stock.

In connection with the private placement, we agreed to file an initial registration statement, and subsequent registration statements if necessary, on Form S-1 (or any other applicable form) covering, (a) on a pro rata basis, all the shares of common stock underlying the preferred stock and warrants (b) on a pro rata basis, the shares of common stock issuable in connection with the payment of 8% cumulative dividends for three years on series A preferred stock (if such dividends were not otherwise paid in cash), and (c) the shares of common stock owned by Greenview Capital, LLC, subject to SEC Rule 415 restrictions.

Under that prior agreement, we agreed to file the initial registration statement within 90 days after closing of the private placement and have it declared effective within 180 days after the closing. In the event of a full review of the registration statement by the SEC, the required effective date will be extended by 30 days. If (i) the initial registration statement (and subsequent registration statements, if necessary) is not filed on time or declared effective upon the sooner of (A) within three days after the SEC states that there will be no review or that the SEC has no further comments, or (B) upon the dates set forth above, or (ii) we fail to timely satisfy our reporting requirements, we are required to pay in cash liquidated damages of 2% of the purchase price of the units in the private placement per each 30-day period or part thereof for any registration default, up to a maximum penalty of 12%.

Subsequent to the close of the fiscal year, the Company and the holders of the Company’s Series A Preferred Stock entered into an agreement amending the Registration Rights Agreement and the Certificate of Designation of Preferences Rights and Limitations of Series A 8% Convertible Preferred Stock. Under such agreement, the Company agreed to issue additional common stock to the holders of the Series A convertible preferred stock at a price equal to 75% of the average of the immediately preceding 20 days’ daily volume weighted average price for the common stock.  This issuance of common stock is in lieu of the liquidated damages and set forth under the Registration Rights Agreement, late fees related to prior quarterly dividend payments,  and constitutes a waiver and deletion of redemption rights provided by Section 9 of the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock of the Company with the Delaware Secretary of State on June 24, 2008.  As noted in the accompanying financial statements, the Company recorded a liability and corresponding expense at December 31, 2008 in the amount of $258,879 to account for approximate liquidated damages and late fees to the holders of the Series A shares.  The Company and the holders of the Series A shares agreed to pay the $258,879 in the form of shares of common stock issuable over the period April 1 through October 1, 2009. The Company anticipates that approximately 160,000 shares may be issued in connection with this agreement.

. Transfer Agent

Our transfer agent is Empire Stock Transfer, 2470 St. Rose Parkway, Suite 304, Henderson, NV  89074.

ITEM 6	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Language Regarding Forward-Looking Statements and Industry Data

This annual report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report.  Important factors that may cause actual results to differ from projections include, but are not limited to, for example:  adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of our wind farms, the vulnerability of our wind farms to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, and other specific risks that may be referred to in this report.  All statements, other than statements of historical facts, included in this current report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements.  When used in this current report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this report.  We undertake no obligation to update any forward-looking statements or other information contained herein.  Stockholders and potential investors should not place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.  Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate.  It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis.  Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.  We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

Overview

On June 24, 2008, we acquired all of the outstanding shares of common stock of two related companies, Juhl Energy and DanMar, in exchange for the issuance of 15,250,000 shares of our common stock. As a result, Juhl Energy and DanMar are now our wholly-owned subsidiaries. The transaction is referred to herein as the exchange transaction.

As a result of the exchange transaction, we are now engaged in the development of community wind power in various small communities in the Midwestern United States and Canada committed to building medium scale wind farms jointly owned with local communities and farm owners. The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power for use by the electric power industry. Since inception, Juhl Energy and DanMar have developed 14 wind farms, accounting for more than 117 megawatts of wind power, that currently operate in the Midwest region of the United States. At the time of the exchange transaction, Juhl Energy and DanMar were engaged in various aspects of the development of 16 wind farms totaling an additional 400 megawatts of community wind power systems.

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

Concurrently with the closing of the exchange transaction, we completed a private placement to two institutional investors and two other accredited investors of units consisting of shares of our newly-created series A convertible preferred stock and detachable five-year class A, class B and class C warrants to purchase shares of our common stock at an exercise price of $1.25 (class A), $1.50 (class B) and $1.75 (class C) per share. In total, we sold 5,160,000 shares of our series A convertible preferred stock (convertible at any time into a like number of shares of common stock) and class A, class B and class C warrants to each to purchase 2,580,000 shares of common stock, or an aggregate of 7,740,000 shares of common stock. We received gross proceeds of $5,160,000 in consideration for the sale of the units ($4,560,000 from Vision Opportunity Master Fund, Ltd., $500,000 from Daybreak Special Situations Master Fund, Ltd. and $100,000 from Bruce Meyers and Imtiaz Khan.)

Concurrently with the closing of the exchange transaction and the private placement, we cancelled 3,765,000 shares of our common stock held by Vision Opportunity Master Fund, Ltd. Simultaneously with the closing of the exchange transaction, pursuant to a purchase and sale agreement, we sold all of the outstanding membership interests of our wholly-owned subsidiary, My Health & Safety Supply Company, LLC, an Indiana limited liability company, to Cory Heitz in full satisfaction of related party advances made by him to us in the principal amount of $121,000, plus accrued but unpaid interest. We determined that this business was incidental to our new wind energy business.

On October 31, 2008, we acquired all of the outstanding shares of common stock of NextGen in exchange for an aggregate purchase price of $322,500 payable by delivery of an aggregate of 92,143 shares of our common stock allocated among the NextGen non-controlling interests. The purchase transaction included assumption of certain liabilities of NextGen including a note payable to First Farmer’s & Merchant’s National Bank, but excluded the stockholder notes, which the stockholders of NextGen agreed to contribute to equity.  Simultaneously with the acquisition of all of NextGen, the Company also purchased a commercial building and associated land located in Pipestone, Minnesota from the individual owners of NextGen. The Company issued 41,070 unregistered shares of common stock to the minority stockholders of NextGen for the purchase of the land and building. The 41,070 shares issued to the NextGen minority interest were valued at $3.50 per share at the date of acquisition, or $144,000.  The acquisition was accounted for at fair value of the land and building on the date of purchase which totaled $173,055. NextGen became our wholly-owned subsidiary and is treated as a separate business segment.

Basis of Presentation

Our financial statements are prepared in accordance with the rules and regulations of the SEC.

For accounting purposes, Juhl Energy was the acquirer in the exchange transaction, and consequently the transaction is treated as a recapitalization of those companies.  Juhl Energy, DanMar and NextGen’s financial statements are our historical financial statements.

The acquisition of Next Gen was accounted for in a manner similar to pooling of interests due to common control ownership. The assets and liabilities of NextGen were combined at historical cost for the portion (54%) under common control and at fair value for the non-controlling interest.  The revenue and expense activities of NextGen are included in the accompanying statement of operations for 2008 and 2007. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this report.

Significant Accounting Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are used when accounting for revenue, stock-based compensation, accounts receivable and allowance for doubtful accounts, impairment of goodwill, deferred income taxes, and contingencies among others.

Our management has discussed the development and selection of these significant accounting estimates with our board of directors and our board of directors has reviewed our disclosures relating to them.

Results of Operations – Year ended December 31, 2008 Compared to Year ended December 31, 2007

Overview

Our general activity for the year ended December 31, 2008 was primarily focused on the ongoing development of 24 wind farms we have under development with various parties and in various stages of development. Our management believes that we are poised for growth as we now have improved our balance sheet liquidity necessary to work through our current projects under development and ability to develop future projects.  We acquired NextGen in the fourth quarter 2008 as a means to expand the Company’s focus to the consumer sector for renewable energy product.  Our management attention in 2008 to the consumer segment has primarily been related to the review of NextGen’s production and distribution capabilities and the integration of these capabilities into our existing technical and administrative platforms.

Our Wind Farm Development and Management services segment is engaged in the development of a type of wind power in various small communities in the Midwestern United States and Canada that has been labeled “community wind power” because the systems are actually owned by the farmers and the local communities they serve. Our projects are based on the formation of partnerships with the farmers upon whose land the wind turbines are installed. Revenue is also derived from our work in the development of wind farms throughout the development process including four major components: feasibility studies, development fees, operations and management oversight and construction management fees.

We hold contract rights, are involved with projects in development and under negotiation, and provide development activities in the wind power industry. Once wind farms are operational, we seek contract rights to provide administrative services agreements which call for management and administrative services to be provided to the operating wind farm. Our assets also include four wind power development services agreements, nine projects in early development and under negotiation, various agreements to conduct wind power feasibility studies, and administrative arrangements with six operating wind farm projects.

Due to the anticipated increased demand for electricity from alternative energy sources in 2009 and beyond, together with the stimulus from new federal government regulations,  we believe the demand for wind energy developments and consumer-based renewable energy products will be stable or will increase in the foreseeable future. We anticipate growing revenues on an annual basis beginning in 2009; however, revenue will be subject to shifts in timing due to project development delays due to financing, construction seasons

During the year ended December 31, 2008, we continued to add new projects under development, underscoring the demand in the market and specifically for our form of community wind.  We encountered difficult economic conditions with respect to the financing of wind development projects, and as such, we commissioned no new wind farm projects during 2008.  We did obtain an equity financing commitment in September 2008 for one of our wind farm developments, and we expect that construction on this project will occur in 2009. We continue to identify additional debt and equity financing sources in order to bring additional 2-3 projects forward to actual construction in 2009.

Revenue

Revenue for the year ended December 31, 2008 was $1,331,497, compared to $1,520,086 for the year ended December 31, 2007.  This represented a decrease of $188,589, or 12.4%, compared with the corresponding period in 2007. The decrease in revenues is attributable to approximately a $360,000 decrease from 2007 to 2008 in small wind turbine sales within the recently acquired NextGen business. This is attributed to the transition of the NextGen business to the Company and delays in shipping turbines that were in backlog as management reformulated the subsidiary’s business plan for the future.  The wind farm development and management revenues, inclusive of related party revenue from these sources, increased from 2007 to 2008 by $171,630, or 25%. All of the Related Party Revenue is attributable to wind farm development and management services. Approximately $80,000 of this amount is attributable to one-time upgrade fees that were charged to the projects for upgraded transmission facilities with the remainder related to increased feasibility and consulting services.  We did not have any of our development projects become operational in 2008 as a result of the difficulty in arranging financing amidst the turmoil in the investment banking and financial institutions during 2008. We expect project financing conditions to improve in 2009 due to the federal government intervention within the banking sector and the focus of the recent federal stimulus package as it relates to the energy industry.

Cost of Goods Sold

All of the costs classified in Cost of Goods Sold relate to the NextGen business. Cost of Goods Sold includes the purchase of previously used turbines, replacement parts, subcontract refurbishment services and installation project costs.  Costs of Goods Sold decreased by $400,000 in 2008 as only four turbines were sold versus twelve in 2007. NextGen encountered quality issues in connection with turbines sold in 2006 and 2007 which resulted in additional costs in 2007 to provide replacement parts and service without a commensurate increase in revenue. A warranty reserve of $55,000 is included in the 2007 expenses.

Operating Expenses

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2008 were $887,242 as compared to $247,945 for the year ended December 31, 2007, which represented a $639,297, or 258%, increase. The large increase is attributed to non-recurring type expenses. Approximately $440,000 of legal, audit and advisory expenses were recorded in 2008 in connection with the exchange transaction, the NextGen acquisition, and public company filings.  We estimate that our total expenses for one-time costs associated with these professional services were $300,000. Costs incurred in connection with the closing of the private placement equity transaction in 2008 were netted against the proceeds of the preferred stock.  The increase in general and administrative expenses in 2008 also included a provision for bad debts of $134,833 and non-cash stock-based compensation of $91,552.

Payroll and Employee Benefits.  Salary, wages, employment taxes and fringe benefits for the year ended December 31, 2008 were $816,463 as compared to $321,110 for the year ended December 31, 2007, which represented a $495,353, or 154%, increase. Approximately $250,000 of the increase is related to an increased rate of compensation for our chief executive officer and the addition of a new company president. The increase is also attributable to accrued stock-based compensation expenses of $96,187 in 2008 as compared to $0 in 2007.  The remaining increase is primarily related to the addition of 4 employees during the year.

Wind Farm Management Expenses.  Wind farm management expenses for the year ended December 31, 2008 were $170,494 as compared to $135,333 for the year ended December 31, 2007, which represented a $35,161, or 26%, increase. This increase was primarily due to additional costs incurred to upgrade wind farm facilities during 2008 as requested by the major equity investor in the projects.

Other expenses.  The Company recorded $218,965 of investor relations expenses in 2008. These expenses were paid from a $500,000 restricted cash fund that had been set up in June 2008 stemming from the private placement.  There were no investor relations expenses in 2007.  A goodwill impairment charge was recorded in 2008 in the amount of $193,974 as a result of an assessment of the fair value of future cash flows in comparison to the carrying value of the asset. An expense of $258,879 was recorded in 2008 (as disclosed in Notes 3 and 16 in the financial statements) for liquidated damages and late fees for the Company’s failure to obtain a timely effective registration of common stock. This expense will be paid in the form of common stock between April 1 and October 1, 2009.

Net Loss

 Net loss for the year ended December 31, 2008 was $1,201,229 as compared to a net loss of $46,255 for the year ended December 31, 2007, which represented an increased loss of $1,154,974. This increased loss is primarily attributable to $440,000 of  increased expenses incurred in 2008 for professional fees (as described above) for which we estimate that $300,000 are one-time costs. The 2008 net loss is also impacted by charges of $193,974 and $258,879 taken for goodwill impairment and liquidated damages, respectively, and the decreased revenue within the consumer-based energy segment of $360,000.

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral.

Property, Plant and Equipment

As of December 31, 2008 and 2007, we held $344,124 and $202,721 in net book value of property, plant and equipment, respectively. These assets included land, buildings, office equipment, shop equipment and service vehicles.

Liquidity and Capital Resources

Historically, we have financed our operations and growth from cash flow from operations. Due to the anticipated increased demand for power from alternative energy sources in 2008 and 2009, we believe the demand for our services, and therefore our revenues, will be stable or will increase in the foreseeable future. Based on our anticipated level of revenues, we believe that funds generated from operations, together with existing cash and cash available from financing activities in 2008, will be sufficient to finance our operations and planned capital expenditures through the next twelve months. At December 31, 2008, we carried $3,310,789 in cash and short term-investments primarily due to the private placement transaction in June 2008. However, $700,000 of the short-term investments have been designated as security for  the bank notes payable of $646,791 and therefore have been reflected in current assets as a restricted asset. In order to provide additional protection to our cash, we obtained an excess deposit insurance bond (at a cost of $7,089) for our wholly-owned subsidiary, Juhl Energy, with respect to cash and certificates of deposit carried in Juhl Energy’s name at First Farmers & Merchants National Bank. The insurance bond increased our deposit insurance protection to $4,500,000 and is effective through February 25, 2011.

We will continue our internal efforts to arrange financing terms for each project under development. The ability to obtain debt and equity financing is a material factor in producing our future revenue streams. We will continue to pursue new community wind farm developments to maintain an active backlog of projects. However, we cannot assure you that these actions will be successful. Should volumes and revenues decline to a level significantly below our current expectations, we would reduce capital expenditures and implement cost-reduction initiatives which we believe would be sufficient to ensure that funds generated from operations, together with existing cash and available borrowings under our credit agreement, would be sufficient to finance our current operations through the first quarter of 2010.

Net cash used in operating activities was $743,401 for the year ended December 31, 2008, and net cash used in operating activities was $91,581 for the year ended December 31, 2007. The change in net cash used in operations is primarily due to significant expenses paid and incurred in connection with the exchange transaction and investor relations expenses. These expenses include legal and audit fees of approximately $440,000, and investor relations expenses of approximately $219,000.

Net cash used in investing activities used was $339,463 (excluding the $1.3 million investment of cash reserves into certificates of deposit)  for the year ended December 31, 2008 and $13,289 for the year ended December 31, 2007.   The change in net cash used in investing activities primarily relates to reimbursable project costs incurred on wind farm projects where Juhl Wind is currently the project developer.

Our net cash flow provided by financing activities was $3,530,177 for the year ended December 31, 2008, primarily attributable to the net private placement proceeds of $4,099,825.  The designation of $700,000 in certificates of deposit as security for bank notes payable is shown as a use for financing activities.  Additional financing activities included borrowings to support NextGen working capital needs of $114,641, remaining receipts of $264,557 from a restricted cash fund to pay investor relations expenses, and use of $216,896 for cash distributions to S Corp stockholders prior to the exchange transaction.  For the year ended December 31, 2007, net cash flow used in financing activities was $45,587. The $45,587 is attributable to proceeds from bank borrowings to support the NextGen working capital needs in 2007, net of S Corp cash distributions made to stockholders of $462,531.

We maintain an escrow cash account funded by the proceeds received from the preferred stock private placement, which occurred during the second quarter of 2008. The funds are to be used only for investor relations initiatives.  As of December 31, 2008, we had a balance of $264,557 in the account. Also, 15% of the gross proceeds generated from the exercise of the warrants attached to such preferred stock private placement shall be placed in the account.

Impact of Inflation

We expect to be able to pass inflationary increases on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business.

Seasonality

Although our operating history is limited, we do not believe our services are seasonal except for future wind farm construction revenue which may be impacted by climate in the Upper Midwest.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosures of commitments and contingencies at the date of the financial statements.

On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on a variety factors including our historical experience, knowledge of our business and industry, current and expected economic conditions, the composition of our products/services and the regulatory environment. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates. A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Revenue Recognition.  We receive a down payment upon the acceptance of a development contract by the wind farm owner. With no work performed on the contract, the down payment is considered deferred revenue and is recognized over the estimated life of the contract. We recognize additional revenue from development contracts upon completion of each of the two deliverables in the development contract. Revenue is recognized upon completion due to inherent uncertainties relating to the wind energy market. The first deliverable is the acceptance of the power purchase agreement by the wind farm owner and power company. The compensation relating to the acceptance of the power purchase agreement is recognized on the date the agreement is executed. The second deliverable is the commercial operation date of the project. Revenue is recognized for this deliverable when the project becomes commercially operational according to the power company.

We have signed administrative services agreements with several wind turbine projects to provide management and bookkeeping services. The administrative services agreements call for quarterly payments in advance or arrears of services rendered based on the terms of the agreement. The administrative service payments are carried as deferred revenue and recognized monthly as services are performed. See “Revenue” above.

Capitalization and Investment in Wind Farm Project Assets.  Our wind farms have four basic phases: (i) development (which includes pre-development consulting), (ii) financing and applications, (iii) engineering and construction, and (iv) operation and maintenance. During the pre-development phase, milestones are created to ensure that a project is financially viable. Project viability is obtained when it becomes probable that costs incurred will generate future economic benefits sufficient to recover these costs.

Examples of milestones required for a viable wind project include the following:

•	the identification, selection and acquisition of sufficient land for control of the land area required for a wind farm,

•	the confirmation of a regional electricity market and the availability of RECs,

•	the confirmation of acceptable wind resources (feasibility study),

•	the confirmation of the potential to interconnect to the electric transmission grid, and

•	the determination of limited environmental sensitivity.

Wind farm project costs are generally funded through 50% equity and 50% debt from outside investors and local banks. We do not invest our capital in the projects we develop, with the exception of reimbursable project advances from time to time. We have established relationships with equity investment partners, as well as with local banks, and these relationships have culminated in the successful funding of several projects. The investment community and marketplace have demonstrated a strong appetite for investments in wind energy in the recent past. These investors recognize a determined rate of return and return of capital typically over a ten year period.  Development fees are generated by us throughout all phases of project development and represent our revenue. Expenses incurred relating to operations are applied under generally accepted accounting principles.

ITEM 8	CONSOLIDATED FINANCIAL STATEMENTS

Juhl Wind, Inc.
Consolidate Financial Statements
December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Juhl Wind, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Juhl Wind, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended. Juhl Wind, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Juhl Wind, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P

Minneapolis, Minnesota

March 31, 2009

JUHL WIND INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash	$1,310,789	$163,476
Restricted Cash	264,557	-
Accounts Receivable
Net of an allowance of $10,000 as if December 31, 2008	50,782	227,804
Short Term Investments	1,300,000	-
Short Term Investments - Restricted	700,000	-
Unbilled Receivables at net realizable value	250,699	15,000
Inventory	403,118	547,882
Project Deposits	147,800	-
Other Current Assets	97,727	5,347
Current Deferred Income Taxes	422,000	-
TOTAL CURRENT ASSETS	4,947,472	959,509

PROPERTY AND EQUIPMENT, NET	344,124	202,721

GOODWILL	227,998	-

OTHER ASSETS
Deferred Income Tax Asset	14,000	-
Project Development Costs	302,000	-
Unbilled Receivable - Non-Current Portion	-	272,000
Intangible Assets	72,000	-
TOTAL OTHER ASSETS	388,000	272,000

TOTAL ASSETS	$5,907,594	$1,434,230

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$250,285	$361,849
Accrued Expenses	346,019	68,912
Deferred Revenue	332,541	149,317
Notes Payable	646,791	632,150
TOTAL CURRENT LIABILITIES	1,575,636	1,212,228

CONVERTIBLE PREFERRED STOCK
$.0001 par value; 20,000,000 authorized, 5,160,000 issued and	3,342,954	-
outstanding as of December 31, 2008

STOCKHOLDERS' EQUITY
Common Stock - $.0001 par value; 100,000,000 shares authorized,
20,183,213 issued and outstanding as of December 31, 2008	2,018	511,525
Additional Paid-In Capital	3,334,762	104,344
Accumulated Deficit	(2,347,776)	(393,867)
TOTAL STOCKHOLDERS' EQUITY	989,004	222,002

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,907,594	$1,434,230

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007

	2008		2007

INCOME
Windfarm Development and Management	$740,582	55.6%	$482,660	31.8%
Comsumer-owned Energy Products Sales	451,688	33.9	812,925	53.5
Related Party Revenue	130,226	9.8	216,518	14.2
Other Operating Income	9,001	0.7	7,983	0.5
TOTAL INCOME	1,331,497	100.0	1,520,086	100.0

COST OF GOODS SOLD	414,296	31.1	814,038	53.5

GROSS PROFIT	917,201	68.9	706,048	46.5

OPERATING EXPENSES
General and Administrative Expenses	887,242	66.6	247,945	16.3
Investor Relations Expenses	218,965	16.5	-	0.0
Liquidated Damages	258,879	19.4	-	0.0
Impairment of Goodwill	193,974	14.6	-	0.0
Payroll and Employee Benefits	816,463	61.3	321,110	21.1
Windfarm Management Expenses	170,494	12.8	135,333	8.9
TOTAL OPERATING EXPENSES	2,546,017	191.2	704,388	46.3
OPERATING INCOME (LOSS)	(1,628,816)	(91.2)	1,660	53.7

OTHER INCOME (EXPENSE)
Interest Income	36,485	2.7	102	0.0
Interest Expense	(34,195)	(2.6)	(48,629)	(3.2)
Other Expense	(10,703)	(0.8)	612	0.0
TOTAL OTHER EXPENSE	(8,413)	(0.6)	(47,915)	(3.2)

NET LOSS BEFORE INCOME TAXES	(1,637,229)	(91.8)	(46,255)	50.5

INCOME TAX BENEFIT	436,000	32.8	-	0.0

NET LOSS	(1,201,229)	(59.1)%	(46,255)	50.5%

PREFERRED DIVIDENDS	213,280		-

NET LOSS AVAILABLE FOR COMMON
STOCKHOLDERS	(1,414,509)		(46,255)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	17,765,318		5,978,022

NET LOSS PER SHARE - BASIC
AND DILUTED	$(0.08)		$(0.01)

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional
	Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

BALANCE - December 31, 2007	15,250,000	1,525	104,344	572,066	677,935

Net loss	-	-	-	(1,201,229)	(1,201,229)

Stockholder's contributions
Juhl Energy Development, Inc.	-	-	5,438		5,438

Shares issued to consultants for merger advisory services	2,250,000	225	(225)	-	-

Shares issued and outstanding from the Reverse Merger	2,500,000	250	(250)	-	-

Shares issued for services	50,000	5	62,495		62,500

Warrants issued in Private Placement Offering	-	-	1,438,201	-	1,438,201

Stock-based compensation to employees	-	-	96,187	-	96,187

Stock-based compensation to non-employees	-	-	29,052	-	29,052

Shares issued for NextGen purchase	92,143	9	1,426,465	(1,288,437)	138,037

Shares issued for real property acquisition	41,070	4	173,055	-	173,059

Preferred dividends	-	-	-	(213,280)	(213,280)

Stockholder's distributions	-	-	-	(216,896)	(216,896)

BALANCE - December 31, 2008	20,183,213	$2,018	$3,334,762	$(2,347,776)	$989,004

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007

	Juhl Wind, Inc.					Next Generation Power Systems, Inc.
			Additional
	Common Stock		Paid-In	Retained	Subtotal	Common Stock		Accumulated	Total
	Shares *	Amount	Capital	Earnings	Equity	Shares **	Amount	Deficit	Equity

BALANCE - December 31, 2006	2,750,000	$275	$20,800	$737,830	$758,905	510,000	$510,000	$(622,911)	$645,994

Net Income/(Loss)	-	-	-	296,767	296,767			(343,022)	(46,255)

Stockholder's Contributions Juhl Energy Development, Inc.	12,500,000	1,250	83,544	-	84,794	-	-	-	84,794

Stockholder's Distributions	-	-	-	(462,531)	(462,531)	-	-	-	(462,531)

BALANCE - December 31, 2007	15,250,000	$1,525	$104,344	$572,066	$677,935	510,000	$510,000	$(965,933)	$222,002

*	Common stock issued and outstanding as of December 31, 2007, adjusted for the allocation of Juhl Wind, Inc. shares received in the reverse merger transaction
**	Common stock- 2,000,000 authorized; 938,750 shares issued and outstanding to the majority and minority shareholders

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,201,229)	$(46,255)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	49,645	46,731
Gain on the Sale of Equipment	(4,204)	-
Stock-Based Compensation to Employees	96,187	-
Stock-Based Compensation to Consultants	91,552	-
Provision for uncollectible accounts	10,000
Impairment of goodwill	193,974	-
Liquidated Damages Expense	258,879	-
Change in assets and liabilities, net of contributed company:
Accounts Receivable	157,022	(78,005)
Unbilled Receivable	46,301	(15,000)
Inventory	144,764	(220,505)
Project Deposits	(147,800)	-
Other Current Assets	(92,380)	(612)
Accounts Payable	(111,564)	223,254
Accrued Expenses	18,228	(16,022)
Deferred Income Taxes	(436,000)	-
Deferred Revenue	183,224	14,833
NET CASH USED IN OPERATING ACTIVITIES	(743,401)	(91,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired from Community Wind Development Group, LLC	13,667	-
Cash Paid for Short-term Investments	(1,300,000)	-
Investment in Project Development Costs	(302,000)	-
Payments for Property and Equipment	(51,130)	(13,289)
NET CASH USED IN INVESTING ACTIVITIES	(1,639,463)	(13,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital Contributions	-	84,794
Cash paid for Short-term Investments - Restricted	(700,000)
Change in Restricted Cash	264,557	-
Cash Paid for Public Offering Costs	(31,950)	-
Proceeds from Notes Payable	114,641	332,150
Proceeds Received Through the Issuance of
Preferred Stock and Common Warrants	4,099,825	-
Distributions to Shareholders	(216,896)	(462,531)
NET CASH (USED IN) FROM FINANCING ACTIVITIES	3,530,177	(45,587)

NET INCREASE (DECREASE) IN CASH	1,147,313	(150,457)

CASH BEGINNING OF THE PERIOD	163,476	313,933

CASH END OF THE PERIOD	$1,310,789	$163,476

NONCASH INVESTING ACTIVITY
Equity Contribution of Net Assets and Liabilities of Common
Owned Company by Shareholder	$5,438	$-

NONCASH FINANCING ACTIVITY
Private Placement Offering Costs Paid Directly from
Preferred Stock and Common Warrant Proceeds	$560,175	$-

Private Placement Offering Restricted Cash Deposit	$500,000	$-

Notes Payable Contributed to Capital upon Acquisition	$(100,000)	$-

Fair Value of Common Stock Issued for Land and Building	$173,055	$-
Notes Payable repaid directly from the proceeds	$(532,150)	$-

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1.	BACKGROUND, CHANGE OF CONTROL AND BASIS OF PRESENTATION

Juhl Wind, Inc. (“Juhl Wind”) conducts business under three subsidiaries, DanMar and Associates, Inc. (“DanMar”), Juhl Energy Development, Inc. (“JEDI”), and Next Generation Power Systems, Inc. (“NextGen”). The Company provides development, management, and consulting services to wind farm projects throughout the Midwestern U.S. and produces consumer-owned renewable energy products. All intercompany balances and transactions are eliminated in consolidation.

Reverse Acquisition
On June 24, 2008, the owners of DanMar and Associates, Inc. and Juhl Energy Development, Inc., both privately held companies under common control, exchanged all of their outstanding shares of common stock in the companies for 15,250,000 shares of common stock of MH&SC, Inc., representing approximately 86% of the Company’s common stock outstanding after the exchange transaction.  Upon the exchange transaction (transaction), MH&SC, Inc. changed its name to Juhl Wind, Inc. As a result of the transaction, DanMar and Associates, Inc. and Juhl Energy Development, Inc. (the Companies) are now wholly-owned subsidiaries of Juhl Wind, Inc. Simultaneously to the closing of the transaction, pursuant to a purchase and sale agreement, MH & SC, Inc. sold all of the outstanding membership interest of its wholly owned subsidiary, My Health & Safety Supply Company, LLC, an Indiana limited liability company, to its former CEO. The subsidiary was the only operational activities of MH & SC, Inc.  In essence, DanMar and Associates, Inc. and Juhl Energy Development, Inc. merged into a public shell company with no or nominal remaining operations; and no or nominal assets and liabilities.

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, JEDI is considered the accounting acquirer in the exchange transaction. Because JEDI’s owners as a group retained or received the larger portion of the voting rights in the combined entity and JEDI’s senior management represents a majority of the senior management of the combined entity, the JEDI is considered the acquirer for accounting purposes and will account for the transaction as a reverse acquisition.  The acquisition was accounted for as a recapitalization, since at the time of the transaction, MH & SC, Inc. was a company with no or nominal operations, assets and liabilities.  Consequently, the assets and liabilities and the historical operations that will be reflected in future consolidated financial statements will be those of the Companies and will be recorded at its historical cost basis. The financial statements have been prepared as if JEDI had always been the reporting company and, on the share transaction date, changed its name and reorganized its capital stock. The financial statements have been prepared including DanMar due to the transaction being with a company under common control.

Acquisition of Next Generation Power Systems and Related Real Property
On October 31, 2008, the Company acquired all of the issued and outstanding shares of common stock of Next Generation Power Systems, Inc. (“NextGen”), an entity under common control due to the 54% ownership by Dan Juhl, the Company’s controlling stockholder. The acquisition allows the Company to expand into consumer-based wind and solar energy market. All of the outstanding stock of NextGen was acquired in exchange for 92,143 unregistered shares of common stock of the Company, allocated among the NextGen minority selling stockholders.  The 92,143 shares issued to the minority stockholders were valued at $3.50 per share at the date of acquisition or $322,500.  The agreement also required the selling shareholders to contribute the balance of notes payable to stockholders totaling $100,000 to equity. In accordance with Statement of Financial Accounting Standards No. 141R, Business Combinations, the acquisition was accounted for as a combination of entities under common control (i.e. “as if pooling”) where the assets and liabilities of those under common control are at historical cost and at fair value for the noncontrolling interest.  The revenue and expense activities of NextGen are included in the accompanying statement of operations for 2008 and 2007. Due to the noncontrolling interest of NextGen being in a deficit equity position, the Company had to absorb 100% of the net losses for all periods presented.

Simultaneously with the acquisition of all of NextGen, the Company also purchased a commercial building and associated land located in Pipestone, Minnesota from the individual owners of NextGen. The Company issued 41,070 unregistered shares of common stock to the minority stockholders of NextGen for the purchase of the land and building. The 41,070 shares issued to the NextGen minority interest were valued at $3.50 per share at the date of acquisition, or $144,000.  The acquisition was accounted for at fair value of the land and building on the date of purchase which totaled $173,055.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH
The Company maintains cash balances at various financial institutions located in Minnesota.  Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At times throughout the year cash balances may exceed the FDIC insurance limits.  In August 2008, the Company obtained an excess deposit insurance bond to insure deposits up to $4,500,000. The bond is effective August 2008 through February 2011.

RESTRICTED CASH
The Company maintains an escrow cash account funded by the proceeds received from the preferred stock private placement. The funds are to be used for investor relations initiatives.  Also, 15% of the gross proceeds generated from the exercise of the common stock warrants issued in the private placement preferred stock shall be placed in the account.

SHORT TERM INVESTMENTS
Short-term investments include certificates of deposits maintained at various financial institutions. The certificates are intended to be held for investment purposes through their maturity dates that occur at various times throughout 2009.

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

UNBILLED RECEIVABLES
Unbilled receivables are generated when the revenue from a project has been earned by the Company but has not been formally billed by the Company due to project relations with the owners of the project. The unbilled receivables are recorded at their estimated realizable value. The Company follows a policy providing an allowance for doubtful accounts reserving for significant timing risk and other risks associated with energy project development.

INVENTORIES
Inventories, consisting primarily of parts and materials relating to the production of small scale wind turbines, are stated at the lower of average cost or market value (average cost).

PROJECT DEPOSITS
Project deposits include reimbursable advances made on behalf of wind farm entities to assist them in the legal or other costs incurred in the initial development stages of their respective wind farm project.

PROJECT DEVELOPMENT COSTS
Project Development costs represent amounts paid by the Company for projects that Juhl Wind is the wind farm developer and project owner. Such costs are carried as a long-term asset until such time that the Company receives a reimbursement as a part of the permanent financing of a commissioned wind farm project, or alternatively, upon reimbursement by new project ownership.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. Property and equipment are being depreciated over their estimated useful lives using the straight-line method.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Major categories of property and equipment and their depreciable lives are as follows:

Building and Improvements	7-39 Years
Vehicles	5 Years
Machinery and Shop Equipment	5-7 Years

LONG-LIVED ASSETS
Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals.

Goodwill and other indefinite lived intangible assets are reviewed for impairment at least annually and if events or changes in circumstances during the year indicate that the carrying amount of the indefinite lived intangible may not be recoverable.

GOODWILL
The Company’s goodwill resulted from its business acquisition of the minority interest of NextGen, which occurred in October 2008. Goodwill and other intangible assets with indefinite lives are not amortized but instead tested at least annually for impairment. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the fair value of its goodwill and other intangible assets. We assessed the impairment of goodwill as of December 31, 2008 as required pursuant to SFAS 142. An impairment of goodwill was considered necessary as a result of a decrease in fair value of the entity acquired during November and December 2008 related to the current economic environment. Our impairment analysis included comparisons of undiscounted cash flows to the current carrying value of goodwill. The Company recorded goodwill impairment for the year ended December 31, 2008 of $193,974  is reflected in the consolidated statement of operations.

INTANGIBLE ASSETS
The Company’s amortizable intangible assets resulted from its business acquisition of NextGen, which occurred in October 2008 and include customer backlog.  Customer backlog will be amortized as sales commitments occur which were in place at the time of acquisition.  The Company expects the customer backlog to be fully amortized in 2009.

STOCK OPTION PLANS
Upon issuance of employee stock options on June 24, 2008, the Company adopted FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)). This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The Company recognizes compensation expense based on the estimated grant date fair value using the Black-Scholes option-pricing model.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of cash and equivalents, restricted cash, short term investments, receivables, and payables approximates their fair value. The carrying values of notes payable are based on estimates of current rates at which the Company could borrow funds with similar remaining maturities.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements is a significant estimate based on a percentage of estimated project costs; reliability of accounts receivable; valuation of deferred tax assets, inventory, stock based compensation and warrants, goodwill, intangible asset, income tax uncertainties, and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date.  Accordingly, actual may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

REVENUE RECOGNITION
Consumer-owned energy products:
Revenue from the sale of small wind turbines and other renewable energy systems is recognized upon shipment to the customer and transfer of ownership. Installation services are recognized as revenue upon completion of the installation services.  Deposits received from customers are included as Deferred Revenue until shipment occurs.

Wind Farm Consulting, Development and Management Services:
Consulting Services
Consulting services fees are primarily fixed fee arrangements of a short-term duration and are recognized as revenue on a completed contract basis.

Wind Farm Development Services
The Company normally earns a development service fee from each of the wind farm projects that it develops in cooperation with wind farm investors. These development services arrangements are evaluated under EITF 00-21, Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.
 The development services fee revenue is recognized as follows:
•
Proceeds received upon the signing of a Development Services Agreement (generally 10% of the total expected development fee) are amortized over the expected period of the development process, which is generally three years. The amortization period is re-assessed by management as new timelines are established for the project in-service date, and the amortization period is adjusted.

•
The remaining proceeds are allocated to the following deliverables based on vendor specific objective evidence (VSOE) of each item: 1) achievement of a signed Power Purchase Agreement (PPA) with an electrical utility, and 2) final commissioning of the wind farm turbines.  Management has determined that these deliverables have stand-alone value, and performance of the undelivered services are considered probable and in the control of the Company.

Wind Farm Management Services
Revenues earned from administrative and management services agreements are recognized as the services are provided. The administrative and management services agreements call for quarterly payments in advance or arrears of services rendered based on the terms of the agreement. The administrative and management services payments in advance are carried as deferred revenue and recognized monthly as services are performed.

EARNINGS PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares and share equivalents outstanding during the period. As of December 31, 2008, the Company had 8,410,000 unit equivalents outstanding relating to outstanding unit options and warrants. As of December 31, 2007, the Company had no share equivalents outstanding. At December 31, 2008, the effects of the share equivalents were excluded from the computation of diluted units outstanding as their effects would be anti-dilutive, due to the Company’s net loss for the period ended December 31, 2008.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

INCOME TAXES
The Company records income tax in accordance with FAS No. 109, “Accounting for Income Taxes”.  Under the provisions of FAS 109, deferred income taxes are provided for timing differences between financial statements and income tax reporting, primarily from the use of accelerated depreciation methods for income tax purposes, stock based compensation, accrued liabilities and warranty costs.  The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (R) (SFAS 141(R)), Business Combinations. The pronouncement significantly expands the definition of a business and of a business combination and thereby increases the number of transactions and other events that will qualify as business combinations, including agreements that give rise to variable interest entities. SFAS 141(R) also requires the expensing of acquisition-related transaction costs, expensing of most acquisition-related restructuring costs, the fair value measurement of assets and liabilities, including certain earn-out arrangements, and the capitalization of acquired in-process research and development. SFAS 141(R) is effective for business combinations made on or after January 1, 2009, with earlier adoption prohibited. SFAS 141(R) must be adopted concurrently with SFAS 160. The Company is evaluating the effect, if any, that the adoption of SFAS 141(R) will have on its results of operations, financial position, and the related disclosures.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51(Consolidated Financial Statements). SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141, Business Combinations. SFAS 160 is effective for fiscal year beginning January 1, 2009 and interim periods within the fiscal year, with earlier adoption prohibited. SFAS 160 must be adopted concurrently with the effective date of SFAS 141(R). The Company is evaluating the effect, if any, that the adoption of SFAS 160 will have on its results of operations, financial position, and the related disclosures.

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-5 clarifies the determination of whether an equity-linked instrument (or embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting or Derivative Instruments and Hedging Activities. EITF 07-5 is effective financial statements issued for fiscal year beginning January 1, 2009, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The Company is evaluating what effect, if any, EITF 07-5 might have on its financial position, operating results, and the related disclosures.

RECLASSIFICATIONS
Certain reclassifications were made to the previously issued 2007 financial statements in the statement of operations and the statement of stockholders’ equity in order for comparability to the 2008.  The 2007 financial statements have been adjusted to show activity from the pooling of interests transaction with Next Gen as discussed in Note 1.

3.	PRIVATE PLACEMENT OF SERIES A 8% CONVERTIBLE PREFERRED STOCK AND COMMON STOCK WARRANTS

In June 2008, the Company completed a private placement consisting of shares of newly-created series A 8% convertible preferred stock (Series A), and detachable, five-year class A, class B and Class C warrants to purchase shares of common stock at an exercise price of $1.25 (class A), $1.50 (class B) and $1.75 (class C) per share.  In total, the Company sold 5,160,000 shares of Series A convertible preferred stock (convertible at any time into a like number of shares of common stock) and class A, class B and class C warrants to each purchase 2,580,000 shares of common stock, or an aggregate of 7,740,000 shares of common stock.  We received gross proceeds of $5,160,000 less total offering costs of $592,125.  The net proceeds of $4,567,875 were allocated to Series A and the detachable common stock warrants as follows based on their relative fair value:

Convertible Preferred Stock	$3,129,674
Detachable Warrants	$1,438,201

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Redemption Rights of Series A

Series A may not be redeemed by the Company at any time. The holders of the Preferred Stock have redemption rights in the event of the inability of the Company to register the underlying conversion shares and the shares issuable upon warrant exercise.  The Preferred Stock is classified in a mezzanine equity classification (outside of stockholders’ equity) as a result of the redemption feature relating to the registration requirement which is deemed  to be outside the Company’s control.

Dividends Rights of Series A

Series A will be entitled to receive dividends at a rate of 8% per year, payable quarterly in arrears in cash or shares of our common stock. The Company has accrued dividends to Series A  totaling $213,280 as of  December 31, 2008.

Certain Covenant Rights and Registration Rights of Series A

Series A contains certain negative covenants, such as a limitation on indebtedness, a limitation on increases in executive compensation, an incentive compensation plan not to exceed 10% of our outstanding common equivalent shares, and restrictions on mergers, acquisitions and other fundamental transactions, without the prior written consent of a majority of the holders of Series A, and certain other affirmative covenants.  All covenants expire if Series A position held by its majority original investor falls below 20% of the original Series A position held by it immediately following the closing of the original offering. The Company is also required to issue registered common shares upon conversion of Series A and exercise of the class A, class B and class C warrants.  If the underlying shares are not registered as required in the Series A offering document, the Corporation would be required to pay liquidated damages of 2% of the original purchase price per each 30 day period or part thereof for any registration default up to a maximum of 12%.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The Company recorded a liability and corresponding expense at December 31, 2008 in the amount of $258,879 to account for approximated liquidated damages and late fees to the holders of the Series A shares.  The liquidated damages and late fees were related to the breach of covenants and rights contained in the Registration Rights Agreement, primarily as a result of the Company’s delay in successfully completing an effective registration statement, and to a lesser extent, the timely payment of quarterly dividends.  The Company and the holders of the Series A shares have agreed in writing in March 2009 to pay the $258,879 in the form of shares of common stock issuable over the period April 1 through October 1, 2009. The Company anticipates that approximately 160,000 shares of common stock may be issued in connection with this agreement.

4.	CONCENTRATIONS, RISKS AND UNCERTANTIES
The Company derived approximately 22% and 17% of its revenue from sales to three customers in 2008 and 2007, respectively. Also, approximately 33% and 37% of wind farm development and management revenue related to these three customers  as of December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, 56% and 14%, respectively, of the Company's accounts receivable were due from four customers. One customer comprises the Company’s unbilled receivables as of December 31, 2008 and 2007.

5.	INVENTORIES
Inventories consist of the following:

	December 31, 2008	December 31, 2007
Materials and supplies	$351,213	$547,882
Work-in-progress	51,905	-
	$403,118	$547,882

6.	PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	December 31, 2008	December 31, 2007
Land	$17,500	$-
Building and improvements	238,120	83,120
Equipment, including vehicles	268,326	258,935
Subtotal	523,946	342,055
Less Accumulated depreciation	(179,822)	(139,334)
Total	$344,124	$202,721

7.	INCOME TAXES
Beginning in 2008, the Company will file a consolidated tax return inclusive of each of its wholly-owned subsidiaries, DanMar, JEDI, and NextGen, all of whom were Subchapter S corporations at the time of acquisition in 2008. This initial consolidated filing will therefore exclude business activity prior to the acquisition date in which the subsidiary companies were treated for tax purposes as Subchapter S Corporations. The income tax benefit recorded in the statement of operations for the period ended December 31, 2008 is primarily due to the 2008 operating loss.

At the time the S corporation elections were terminated, the Company recorded deferred tax assets and liabilities arising from the anticipated timing differences recorded in the financial statements and income tax returns for various accrued expenses and the methods used in computing depreciation.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The components of the deferred income tax asset and liability as of December 31, 2008 are as follows:

Current Deferred Income Tax Benefit:
Accrued Vacation and Officer’s Compensation	$9,000
Liquidated Damages Provision	104,000
Reserves for Doubtful Accounts and Warranty	68,000
Net Operating Loss Carryforward	241,000
Total	$422,000

Non-Current Deferred Income Tax Benefit:
Stock Option Expense	$38,000

Non-Current Deferred Income Tax Liability
Depreciation	$24,000

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the year ended December 31, 2008:

Statutory Tax Rate	$(556,392)	34.0%
States Taxes, Net of Federal Benefit	(86,053)	5.3
Nondeductible Expenses	68,756	(4.2)
Cash to Accrual Adjustment	96,842	(5.9)
Other, Net	40,847	(2.5)
	$436,000	26.7%

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As of December 31, 2008, a valuation allowance has not been recognized for deferred tax assets.

At December 31, 2008, the Company has a federal net operating loss carryforward of approximately $600,000 which will expire in the year 2023.

We adopted provisions of , Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN No. 48) in June 2008, upon becoming a corporation, with no cumulative effect adjustment required. FIN 48 clarifies the requirements of SFAS 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. In accordance with FIN No. 48, we have adopted a policy under which, if required to be recognized in the future, we will classify interest related to the underpayment of income taxes as a component of interest expense and we will classify any related penalties in general and administrative expenses in the consolidated statement of operations.

8.	STOCK-BASED COMPENSATION
The Company has a non-qualified incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. As of December 31, 2008, the Company has 2,277,111 shares available for award under the plan.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

On June 24, 2008, the Company granted to key employees and directors of the Company, 520,000 options to purchase common shares under the above plan.  These options carry an exercise price of $1.00 per share with vesting over a two or three year period beginning June 24, 2008 and expire ten years from the date of grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, underlying price $1.25, dividend yield of 0%, expected volatility of 96%, risk-free interest rate of 4%, and expected life of 6 years. Based on pricing model it was determined that approximately $96,200 of option related compensation was expense in the year ending December 31, 2008.

In September 2008, the Company granted 100,000 stock options to an employee through their incentive compensation plan.  These options carry an exercise price of $2.00 per share and vest over a four year term beginning November 1, 2008 and expire 10 years from the grant date.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There was no compensation expense recorded in the year ending December 31, 2008.

A summary of the Company’s stock option plan as of December 31, 2008 and changes during the period then ended is listed below:

Outstanding at December 31, 2007	-
Granted	620,000
Exercised	-
Expired	-
Forfeited	-
Outstanding at December 31, 2008	620,000

Options exercisable at the end of the period	5,000

As of December 31, 2008, there was approximately $433,000 of total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of 3 years.

In June 2008, the Company agreed to issue 50,000 common stock warrants to an investor relations consulting firm. These warrants vested over a six-month service period ending December 19, 2008 at which they were formally issued. The Company recognized approximately $29,100 during the year ended December 31, 2008. These warrants allow the holder to purchase common stock at an exercise price of $7.00 for 25,000 and $10.00 for the other 25,000 shares. To determine fair value of the warrants the Company uses the Black-Scholes pricing model with the following assumptions, dividend yield of 0%, expected volatility of 96%, risk-free interest rate of 4%, and expected life of 5 years.

Subsequent to year end the Company entered into an employment agreement with their Chief Financial Officer. The agreement requires the Company to grant 100,000 options in 25,000 increments. The exercise price will be equal to the closing price of the Company’s stock on the date of each grant. The Company also issued 10,000 stock options to a board member at an exercise price of $2.11 per share. The options vest over two years from the date of grant and expire ten years from the date of grant.

The Board of Directors has authorized management to grant further stock options to employees or consultants from shares reserved under the Plan whereby the Company expects to grant approximately 240,000 options in the second quarter of 2009 in addition to grants mentioned above.

9.	FAIR VALUE MEASUREMENTS
Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 157. No events occurred during the first quarter 2009 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company has no assets and liabilities measured at fair value on a recurring basis that would require disclosure under this pronouncement.

10.	BUSINESS SEGMENTS
The Company groups its operations into two business segments–Wind Farm Development and Management  and Consumer-based Renewable Energy.  The Company's business segments are separate business units that offer different products. The accounting policies for each segment are the same as those described in the summary of significant accounting policies. Corporate assets include: cash and cash equivalents, short-term investments, deferred income taxes, and other assets.

        The following is information for each segment for the years ended December 31, 2008 and 2007:

	Wind Farm Development and Management	Consumer- owned Renewable Energy	Consolidated
For the Year Ended December 31, 2008
Wind farm development/mgmt	$740,582		$740,582
Consumer-owned Renewable energy products		$451,688	451,688
Related party revenue	130,226		130,226
Other	9,001	-	9,001
Total revenue	$879,809	$451,688	$1,331,497

Loss from operations	$(1,260,824)	$(367,992)	$(1,628,816)
Other income (loss), net	26,587	(35,000)	(8,413)

Loss before income tax benefit	$(1,234,237)	$(402,992)	$(1,637,229)

Identifiable assets at December 31, 2008	$1,657,480	$879,189	$2,536,669
Corporate assets			3,370,925
Total assets at December 31, 2008			$5,907,594

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Wind Farm Development and Management	Consumer- owned Renewable Energy	Consolidated
For the Year Ended December 31, 2007
Wind farm development/mgmt Management	$482,660		$482,660
Consumer-owned Renewable energy products	-	$812,925	812,925
Related party revenue	216,518	-	216,518
Other	7,983	-	7,983
Total revenue	$707,161	$812,925	$1,520,086

Income (loss) from operations	$295,939	$(294,279)	$1,660
Other income (loss), net	828	(48,743)	(47,915)
Income (loss) before income taxes	$296,767	$(343,022)	$(46,255)

Identifiable assets at December 31, 2007	$745,677	$688,553	$1,434,230
Corporate assets			-
Total assets at December 31, 2007			$1,434,230

11.	INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2008:

Fair Value

Customer Backlog	72,000

The intangible assets were recorded in connection with the acquisition of all of the outstanding shares of Next Generation Power Systems (“NextGen”) in October 2008. The Customer Backlog asset is expected to be fully amortized during 2009.

12.	NOTES PAYABLE
The Company’s next Generation Power Systems subsidiary obtained short-term financing under the following bank note arrangements for the years ended December 31, 2008 and 2007:

December 31, 2008

Note payable to Bank, due October 2009, interest payable monthly at 5%, collateralized by certificates of deposit	$150,000

Note payable to Bank, due October 2009, interest payable monthly at 5%, collateralized by certificates of deposit	79,938

Note payable to Bank, due October 2009, interest payable monthly at 5%, collateralized by certificates of deposit	416,853

Total	$646,791

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

December 31, 2007

Note payable to Bank, due March 2008, interest payable monthly at 7.25%, collateralized by wind turbine inventory	$100,000

Notes payable to NextGen shareholders, due May 2008, interest payable monthly at 10%; unsecured; contributed to capital as a part of the NextGen acquisition in October 2008	100,000

Note payable to Bank, due October 2009, interest payable monthly at 7.25%, collateralized by receivables, inventory and real property owned by the NextGen stockholders	432,150

Total	$632,150

The weighted average interest rate for December 31, 2008 and 2007 was 6.2% and 9.5%, respectively. Interest paid for December 31, 2008 and 2007 was $34,195 and 46,114, respectively.

13.	TRANSACTIONS WITH RELATED PARTIES
The Company provides wind farm management services to entities that are controlled by the Company’s Chief Executive Officer and family members. This revenue is shown on the face of the consolidated statement of operations.  The fees are billed at rates similar to fee structures charged to unrelated parties.

14.	OPERATING LEASE
The Company rents additional storage space and the land on which the corporate office is located from two unrelated parties. These rental agreements are on a month-to-month basis.  The rent expense for 2008 and 2007 was $6,500 and $2,100, respectively.

During 2007 and through the period June 30, 2008, the Company’s subsidiary, NextGen, provided building lease payments at the rate of $1,500 per month to an entity controlled by the NextGen stockholders. The rent expense for 2008 and 2007 was $9,000 and $18,000, respectively.

15.	COMMITMENTS AND CONTINGENCIES
Development Agreements
The Company enters into development agreements with third parties for the development of wind projects. The development agreements call for development fees ranging from 1% to 5% of the total project cost. The development fees are due in three installments. Ten percent is due at the development agreement signing. Another 40% is due at the signing of the PPA agreement, and the remaining 50% is due at the commercial operation date of the project. As of December 31, 2008 and 2007, the Company was involved with various development agreements at different stages within the contracts. The Company was also involved with several new projects for which development agreements have not been signed.

Management Agreements
The Company has three agreements in place for operational wind projects to perform management services for those projects. The agreements provide monthly management fees equal to 2% of the project’s gross sales. These agreements also provide payments for general and administrative fees, maintenance fees, and any other out-of-pocket expenses for the project. The contracts expire at various dates through 2015. The agreements may be terminated by the wind farm upon the last day of the month that is at least 30 days after the Company has received written notice of the intent to terminate the agreement.

Administrative Services Agreements
The Company has four agreements in place for operational wind projects to perform administrative services for those projects. These agreements provide quarterly payments in advance or in arrears of services performed. Payments range from $4,500 to $5,000 per quarter, and will continue through the Change of Percentage Ownership Date, as defined by the administrative services agreements, and will be renewed annually without any additional action. The agreements may be terminated by the wind farm upon at least 90 days written notice to the Company.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

16.	SUBSEQUENT EVENT

In March 2009, the Company and its holders of Series A preferred stock agreed in writing to amend the Series A preferred shares agreement and Registration Rights Agreement to address the ability for the Company to make dividend payments in shares of common stock, remove a mandatory redemption feature based on triggering events, and to re-establish current and future damage provisions with regard to obtaining an effective registration statement for certain currently unregistered shares. This amendment also contained an estimated settlement of liquidated damages and late fees totaling $258,879 incurred by December, 31, 2008, which have been expensed and included in accrued expenses on the balance sheet.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 24, 2008, upon the closing of the exchange transaction, we dismissed McElravy, Kinchen & Associates, P.C. (“McElravy Kinchen”), as our independent registered public accounting firm, which was recommended and approved by our board of directors on June 24, 2008. McElravy Kinchen audited our financial statements for the fiscal year ended December 31, 2007. The reason for the replacement of McElravy Kinchen was that, following the exchange transaction, the former stockholders of Juhl Energy and DanMar own a majority of the outstanding shares of our common stock. The wind energy business of Juhl Energy and DanMar is our new business, and the current independent registered public accountants of Juhl Energy and DanMar is the firm of Boulay, Heutmaker, Zibell & Co. P.L.L.P. (“Boulay Heutmaker”). We believe that it is in our best interest to have Boulay Heutmaker continue to work with our business, and we therefore retained Boulay Heutmaker as our new independent registered public accounting firm on June 24, 2008. Boulay Heutmaker is located at 7500 Flying Cloud Drive, Suite 800, Minneapolis, Minnesota 55344.

The decision to change auditors and the appointment of Boulay Heutmaker was recommended and approved by our board of directors. During our two most recent fiscal years, and the subsequent interim periods, prior to June 24, 2008, we did not consult Boulay Heutmaker regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on our company’s financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

McElravy Kinchen’s report on our financial statements for the year ended December 31, 2007 did not contain any adverse opinion or disclaimer of opinion and was not qualified as audit scope or accounting principles, however such year-end report did contain a modification paragraph that expressed substantial doubt about our ability to continue as a going concern. McElravy Kinchen only reported on our financial statements for the most recent fiscal year.

During the fiscal year ended December 31, 2007 and the subsequent interim periods prior to June 24, 2008, (i) there were no disagreements between us and McElravy Kinchen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events,” as described in Item 304(a)(1)(iv) of Regulation S-B of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The decision to replace McElravy Kinchen was not the result of any disagreement between us and McElravy Kinchen on any matter of accounting principle or practice, financial statement disclosure or audit procedure. Our board of directors deemed it in our best interest to change independent auditors following the closing of the exchange transaction.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with participation of our President and Chief Financial Officer (CFO), as of the end of the period covered by this report, our President and CFO have concluded, because of the material weakness in internal control over financial reporting described below, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), are ineffective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2008. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.   In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008:

           1.           The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically:

           a.           Delegation of authority has not been formally documented;

           b.           Insufficient oversight of accounting principle implementation; and

           c.           Insufficient oversight of external audit functions;

           2.           There is a strong reliance on the external auditors to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements;

           3.           There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements; and

           4.           We have not adequately divided, or compensated for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is in the process of addressing its material weaknesses in an effort to improve its system of internal control over financial reporting through the following actions:

1.
The Company hired a Chief Financial Officer in January 2009 to provide oversight of the internal control systems, compliance with the GAAP and SEC disclosure requirements, and supervision of the accounting functions.

2.
In March 2009, the Board of Directors approved the adoption of a Disclosure Control policy, which includes, among other things, a Disclosure Committee consisting of the CEO, President and CFO. This Committee will be responsible for managing the identification and disclosure of information in our SEC filings and public statements.

3.
The Company has assessed control risks with the assistance of an outside consultant who has experience with Sarbanes Oxley compliance and has documented key accounting control areas. We expect to continue this effort in 2009 to meet attestation standards.

4.	We have established a formal delegation policy within the Company which provides business rules in conjunction with signing and approval authority by Company employees.

5.
As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function.  However, Company management does review, and will increase the review of, financial statements and bank reconciliations on a monthly basis, together with the adoption of a monthly financial closing process. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

The foregoing initiatives will enable us to improve our internal controls over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls.  The remediation efforts noted above will be subject to the Company’s internal control assessment, testing and evaluation process.

ITEM 9B	OTHER INFORMATION

Waiver of Liquidated Damages and Issuance of Stock Dividends

Subsequent to the close of the fiscal year, the Company and the holders of the Company’s Series A Preferred Stock entered into an agreement amending the penalty provisions (including liquidated damages) provided in the Registration Rights Agreement for failure to timely file and obtain effectiveness of a registration statement.   Under such agreement, the Company agreed to issue additional common stock to the holders of the Series A convertible preferred stock at a price equal to 75% of the average of the immediately preceding 20 days’ daily volume weighted average price for the common stock.  This issuance of common stock is in lieu of the liquidated damages set forth under the Registration Rights Agreement and constitutes a waiver and deletion of redemption rights provided by Section 9 of the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock of the Company with the Delaware Secretary of State on June 24, 2008. Additional disclosure has been provided in the notes to the financial statements.

Amended 8-K –NextGen Transaction

Following the filing of this annual report on Form 10K with the SEC, the Company will be filing an amended current report on Form 8-K, originally filed with the SEC on November 8, 2004.  Such report disclosed the entry into a material definitive agreement with NextGen whereby the Company acquired all its issued and outstanding shares of common stock in exchange for the issuance of unregistered shares of common stock of the Company (as described more fully herein in Item 1).  However, during the first quarter of 2009, we discovered certain information regarding the financial position of NextGen which at the time of closing would have required us to include financial statements of NextGen in connection with the disclosure of the transaction on Form 8-K.  Thus, such amended Form 8-K shall include the necessary audited financial statements for NextGen as required by Section 9.01 of Form 8-K.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS

The following table shows the positions held by our board of directors and executive officers, and their ages as of March 31, 2009:

Name	Age	Position

Daniel J. Juhl	59	Chairman of the Board of Directors and Chief Executive Officer

John P. Mitola	43	President and Director

John J. Brand	52	Chief Financial Officer

Edward C. Hurley	55	Director

General Wesley Clark (ret.)	64	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Daniel J. Juhl became our Chairman of the Board and Chief Executive Officer on June 24, 2008, and had served as President of Juhl Energy since September 2007 and DanMar since January 1989. Mr. Juhl has been involved in the wind power industry for more than 30 years. He has experience in the design, manufacture, maintenance and sale of wind turbines. He also provides consulting services in the wind power industry helping farmers develop wind projects that qualify for Minnesota’s renewable energy production incentives. Mr. Juhl has been involved in the development of about 1,500 megawatts of wind generation in his 30+ years of experience in the field. He has served as the chief technology officer of Next Generation Power Systems, Inc. from October 2005 until the present. He has been the principal consultant for wind energy projects to Edison Capital, John Deere Capital, Vestas, EWT, Suzlon Turbine Manufacturing, and various public and private utilities throughout the United States and Canada. He has appeared before numerous state and federal governmental bodies advocating wind power and community-based energy development on behalf of landowners, farmers and ranchers. Mr. Juhl wrote the popular wind energy reference guidebook, “Harvesting Wind Energy as a Cash Crop.”

John P. Mitola became our President and a member of our board of directors on June 24, 2008, and had served in similar positions with Juhl Energy since April 2008. Mr. Mitola has more than 20 years of experience in the energy and environmental industries, real estate development, venture capital, engineering and construction. He has been a managing partner with Kingsdale Capital International, a private equity and capital advisory firm that specialized in merchant banking, leveraged buyouts and corporate finance, since August 2006. Mr. Mitola currently serves as Chairman of the Illinois Toll Highway Authority, having been appointed to chair the state authority by the Governor of Illinois to serve two terms starting in March 2003.  The Illinois State Toll Highway Authority is one of the largest agencies in Illinois and is one of the largest transportation agencies in North America with a $600 million annual operating budget and a $6.3 billion capital program, operating over 274 miles of roadway serving the Chicago metro region.

Most recently, Mr. Mitola was Chief Executive Officer and a director of Electric City Corp., a publicly-held company that specialized in energy efficiency systems, where he served from January 2000 to February 2006. Prior to his role at Electric City, Mr. Mitola was vice president and general manager of Exelon Thermal Technologies, a subsidiary of Exelon Corp. that designed and built alternative energy systems, from March 1997 to December 1999. Prior to serving as its general manager, Mr. Mitola served in various leadership roles at Exelon Thermal Technologies from January 1990 until his move to Electric City Corp. in January 2000.  Mr. Mitola is also a member of the board of directors of publicly-traded companies Composite Technology Corp. and IDO Security Inc.  He is a member of the American Society of Heating, Refrigerating and Air-Conditioning Engineers, and the Association of Energy Engineers. His community affiliations include membership in the Economic Club of Chicago, City Club of Chicago, Union League Club and the governing board of the Christopher House Board of Directors. He is also a member of the boards of Scholarship Chicago, the Illinois Council Against Handgun Violence and the Illinois Broadband Development Council. Mr. Mitola received his B.S. degree in engineering from the University of Illinois at Urbana-Champaign and J.D. degree from DePaul University College of Law.

John J. Brand became our Chief Financial Officer on January 26, 2009.  Immediately prior to joining Juhl Wind, and since 2002, Mr. Brand served as the Chief Financial Officer of CMS Direct, Inc.  Mr. Brand is a former certified public accountant. He has also held Chief Financial Officer and division controllership positions in both public and private companies in technology, business services and energy-related businesses. In addition, Mr. Brand has 14 years of audit and tax experience in public accounting firms, including Grant Thornton. Mr. Brand earned a B.S. in Accounting from St. Cloud State University.

Edward C. Hurley became a director of our Company in July 2008 following our reverse public offering transaction.  Mr. Hurley currently serves as Of Counsel to the law firm of Chico & Nunes, P.C., which position he has held since January, 2007.During more than 13 years of service at the Illinois Commerce Commission (“ICC”), the agency that regulates public utilities in Illinois, Mr. Hurley served as the agency’s Chairman,  a Commissioner and an Administrative Law Judge. As the ICC’s chairman, Mr. Hurley oversaw the work of nearly 300 employees and a budget of $128 million. During his tenure at the ICC, Mr. Hurley was a decision-maker involved in resolving the most complex issues impacting Illinois businesses governed by the ICC, including the deregulation of electric energy markets, process for procurement of electricity by electric utilities, and mergers and acquisitions of telecommunications, electric and natural gas utilities.  Immediately prior to joining Chico & Nunes, P.C., Mr. Hurley served as the Special Director of the Office of Emergency Energy Assistance for the State of Illinois. In this role, Mr. Hurley was responsible for the successful implementation of the "Keep Warm Illinois" and "Keep Cool Illinois" Campaigns that were driven by anticipated increases in the costs of natural gas and electricity

General Wesley Clark (ret.) became a director of our Company in January 2009.  General Clark has enjoyed a distinguished career that began with his graduation from West Point as first in his class. In 1966, he was awarded a Rhodes scholarship to Oxford University, where he earned a Masters in Politics, Philosophy and Economics. During thirty-four years of service in the United States Army, Wesley Clark rose to the rank of four-star general as NATO’s Supreme Allied Commander, Europe. After his retirement in July 2000, he became an investment banker, author, commentator and businessman. In August 2000, General Clark was awarded the Presidential Medal of Freedom, the nation’s highest civilian honor. In 2003, he was also a candidate for the Democratic nomination for the U.S. Presidency. From July 2000 to February 2003, he was a consultant to and then the Managing Director of the Stephens Group Inc., a private investment bank. Since March 2003, he has been the Chairman and Chief Executive Officer of Wesley K. Clark & Associates, a business services and development firm based in Little Rock, Arkansas. In February 2006, General Clark joined Rodman & Renshaw Holdings, LLC, which controls Rodman & Renshaw, LLC, as Chairman of the Board and as a member of their Advisory Board. General Clark also serves on the boards of directors of AMG Advanced Metallurgical Group N.V., Argyyle Security, Inc., CVR Energy Inc., NutraCea Inc. and Prysmian S.P.A.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

We agreed with Vision Opportunity Master Fund, the lead investor in the private placement, to nominate to our board of directors an independent and industry-qualified director selected by it, and reasonably acceptable to us, to serve as a director for at least three years after the closing of the exchange transaction and private placement. We also agreed to cause such director to be appointed to the audit or compensation committee of our board, when established.  In fulfillment of that agreement, Mr. Hurley was appointed as such director.

Board Committees

We have not previously had an audit committee, compensation committee or nominations and governance committee, nor have we taken any steps to create such committees as of March 31, 2009. In 2009, our board of directors expects to create such committees, in compliance with established corporate governance requirements. Currently, Mr. Hurley and General Clark are our only “independent” directors, as that term is defined under Nasdaq rules and by the regulations of the Securities Exchange Act of 1934.

Audit Committee. We plan to establish an audit committee of the board of directors. The audit committee’s duties would be to recommend to the board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. We plan to establish a compensation committee of the board of directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers. The compensation committee would also administer our proposed Incentive Compensation Plan, and recommend and approve grants of stock options, restricted stock and other awards under that plan.

Nominations and Governance Committee. We plan to establish a nominations and governance committee of the board of directors. The purpose of the nominations and governance committee would be to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The nominations and governance committee’s duties would also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

Indebtedness of Directors and Executive Officers

None of our directors or executive officers or their respective associates or affiliates is indebted to us.

Family Relationships

There are no family relationships among our directors and executive officers.

2008 Incentive Compensation Plan

On June 16, 2008, our board of directors and holders of a majority of our outstanding shares of common stock adopted and approved a new 2008 Incentive Compensation Plan, which our board ratified on June 24, 2008.  The purpose of our Incentive Compensation Plan is to provide stock options, stock issuances and other equity interests to employees, officers, directors, consultants, independent contractors, advisors and other persons who have made or are expected to make contributions to our company.

 On June 24, 2008, immediately following the closing of the exchange transaction and private placement, we granted stock options to purchase 510,000 shares of common stock at $1.00 per share to John Mitola and stock options to purchase 10,000 shares of common stock at $1.00 per share to Edward C. Hurley.  In September 2008, the Company granted 100,000 stock options to an employee with an exercise price of $2.00 per share and vest over a four year term beginning November 1, 2008 and expire 10 years from the grant date.

Subsequent to the end of the fiscal year, on January 14, 2009, we granted stock options to purchase 10,000 shares of common stock at $2.11 per share to General Wesley Clark, and on January 26, 2009, we granted stock options to purchase 100,000 shares of common stock to John  Brand, with 25,000 options immediately issuable at $1.95 per share, and an additional 75,000 options to be issued upon completion of a six month term.

Administration.  Our Incentive Compensation Plan is to be administered by our Compensation Committee, provided, however, that except as otherwise expressly provided in the plan, the committee may delegate some or all of its power or authority to our President, Chief Executive Officer or other executive officer. Subject to the terms of our plan, the committee is authorized to construe and determine the stock option agreements, other agreements, awards and the plan, prescribe, amend and rescind rules and regulations relating to the plan and awards, determine acceleration of vesting schedules or award payments and forfeitures, determine terms and provisions of stock options agreements (which need not be identical), grant awards for performance goals and option awards and stock appreciation rights based upon a vesting schedule and correct defects, supply omissions or reconcile inconsistencies in the plan or any award thereunder, and make all other determinations as the committee may deem necessary or desirable for the administration and interpretation of our plan.

Eligibility.   The persons eligible to receive awards under our Incentive Compensation Plan are the employee, officers, directors, consultants, independent contractors and advisors of our company or any parent or subsidiary of our company and other persons who have made or are expected to make contributions to our company.

Types of Awards.   Our Incentive Compensation Plan provides for the issuance of stock options, incentive stock options, restricted compensation shares, restricted compensation share units, stock appreciation rights (or SARs), performance shares, award shares and other stock-based awards.   Performance share awards entitle recipients to acquire shares of common stock upon the attainment of specified performance goals within a specified performance period, as determined by the committee.

Shares Available for Awards; Annual Per-Person Limitations.  Subject to certain recapitalization events described in our plan, the aggregate number of shares of common stock that may be issued pursuant to our Incentive Compensation Plan at any time during the term of the plan is 2,897,111 shares.  If any award expires, or is terminated, surrendered or forfeited, the common stock covered by such award will again be available for the grant of awards under our plan. No participant may be granted awards during a fiscal year to purchase more than 30,000 shares of common stock subject to recapitalization events.

Stock Options and Stock Appreciation Rights.   The committee is authorized to grant stock options, including both incentive stock options (or ISOs), and non-qualified stock options, restricted compensation shares, restricted compensation share units, stock appreciation rights, performance shares and award shares. The terms and conditions of awards under the plan including number of shares covered, exercise price per share and term are determined by the committee, but in the case of an ISO, the exercise price must not be less than the fair market value of a share of common stock on the date of grant. For purposes of our Incentive Compensation Plan, if at the time of a grant, our company’s common stock is publicly traded, the term “fair market value” means (i) if listed on an established stock exchange or national market system, the last reported sales price or the closing bid if no sales were reported on such exchange or system, or (ii) the average of the closing bid and asked prices last quoted by an established quotation service for over-the-counter securities if the common stock is not reported on a national market system. In the absence of an established market for our common stock, the fair market value shall be determined in good faith by the committee.  The number of shares covered by each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the committee, except that no option or stock appreciation right may have a term exceeding ten years. The committee also determines the terms and conditions of restricted compensation shares, restricted compensation share units, performance shares, award shares and other stock-based awards under our plan.

Restricted Compensation Shares and Restricted Compensation Share Units.   The committee is authorized to grant restricted compensation shares and restricted compensation shares units. An award of restricted compensation shares is a grant which entitles recipients to acquire shares of common stock subject to restrictions on transfer and which may be forfeited if all specified employment, vesting and/or performance conditions as determined by the committee are not met. An award of restricted compensation share units confers upon a recipient the right to acquire, at some time in the future, restricted compensation shares, subject to forfeiture if all specified award conditions as determined by the committee are not met

Performance Shares and Award Shares.   The committee is authorized to grant awards entitling recipients to acquire shares of common stock upon the attainment of specified performance goals and grant awards entitling recipients to acquire shares of common stock subject to such terms, restrictions, conditions, performance criteria, vesting requirements and payment needs as determined by the committee, subject to such other terms as the committee may specify.

Other Stock-Based Awards.  The committee is authorized to grant other awards based upon the common stock having such terms and conditions as the committee may determine including, without limitation, the grant of securities convertible into common stock and the grant of phantom stock awards or stock units.

Performance Goals and Other Criteria.   The committee shall establish objective performance goals for participants or groups of participants for performance-based awards under the plan excluding options and stock appreciation rights. With respect to participants who are “covered employees” (within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended), an award other than an option or a stock appreciation right may be based only on performance factors that are compliant with applicable regulations.

Other Terms of Awards.   Options may be exercised by written notice of exercise to us by way of cashless exercise, settlement of which shall be made solely in cash. Unless otherwise determined by the committee, awards may not be transferred except by will or the laws of descent and distribution and, during the life of the participant, may be exercisable only by the participant. However, except as the committee may otherwise determine, nonstatutory options and restricted compensation shares may be transferred pursuant to a qualified domestic relations order (as defined by ERISA) or pursuant to certain estate-planning vehicles. To the extent not inconsistent with the plan or applicable law, the committee may include additional provisions in awards such as, among other things, restrictions on transfer, commitments to pay cash bonuses and guaranty loans. The committee shall determine the effect on awards of disability, death, retirement, leave of absence or other change in participant status. We have the right to deduct applicable taxes from payments to award recipients. Participants have no right to continued employment or other relationship with us, and subject to award provisions, participants have no rights as stockholders of our company until becoming record stockholders.

Acceleration or Extension of Vesting; Change in Control. The committee may, in its discretion, accelerate the dates on which all or any particular option or award under the plan may be exercised and may extend the dates during which all or any particular option or award under the plan may be exercised or vest. In the case of a “change in control” of our company, as defined in our Incentive Compensation Plan, we will take one or a combination of the following actions: (a) make appropriate provision for the continuation or assumption of the awards; (b) acceleration of exercise or vesting of the awards; (c) exchange of the awards for the right to participate in a benefit plan of a successor; (d) repurchase of awards; or (e) termination of awards immediately prior to a change in control.

Amendment and Termination. The board of directors may amend, suspend or terminate our Incentive Compensation Plan provided, however, that no amendment may be made without stockholder approval if such approval is necessary to comply with any applicable law, rules or regulations. Our plan became effective upon the date it was adopted by the committee and approved by our stockholders, and no awards may be granted under the plan after the completion of ten years thereafter. Awards previously granted may extend beyond that date.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have securities registered under Section 12 of the Exchange Act and, accordingly, our directors, officers and affiliates are not required to file reports under Section 16(a) of the Exchange Act.

Code of Ethics

Our board of directors has adopted a code of ethics, which applies to all our directors, officers and employees.  Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K.

Our code of ethics is posted on our Internet website at www.juhlwind.com.  We will provide our code of ethics in print without charge to any stockholder who makes a written request to us at Juhl Wind, Inc., 996 190th Avenue, Woodstock, Minnesota 56186.  Any waivers of the application, and any amendments to, our code of ethics must be made by our board of directors.  Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website, www.juhlwind.com.

ITEM 11	EXECUTIVE COMPENSATION

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer and four other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2008:

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary $	Bonus $	Stock Awards $	Option Awards $		Non- Equity Incentive Plan Compen- sation $	Nonqualified Deferred Compen- sation Earnings $	All Other Compen- sation $	Totals $
Daniel J. Juhl	2008	147,130	-	-	-		-	-	-	147,130
Chairman and Chief	2007	74,400	-	-	-		-	-	-	74,400
Executive Officer

John P. Mitola [1]	2008	153,330	-	-	92,107	[4]	-	-	-	245,437	[4]
President	2007	-	-	-	-		-	-	-	-

Jeffrey C. Paulson[2]	2008	-	-	-	-		-	-	-	-
General Counsel, Vice	2007	-	-	-	-		-	-	-	-
President, Secretary

Cory Heitz [3]	2008	-	-	-	-		-	-	-	-
Former Director, Chief	2007	-	-	-	-		-	-	-	-
Executive Officer, Principal
Financial Officer and Principal Accounting Officer

1 Mr. Mitola joined Juhl Energy in April 2008.

2 Mr. Paulson was removed as General Counsel, Vice President and Secretary on March 24, 2009.

3 Mr. Heitz resigned as an officer and director of our Company on June 24, 2008.

4The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in our financial statements included in this annual report. The amounts represent annual amortization of fair value of stock options granted to the named executive officer.

The aggregate amount of benefits in each of the years indicated did not exceed the lesser of $50,000 or 10% of the compensation of any named officer.

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)[1]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Daniel J. Juhl	-	-	-	-	-	-	-	-	-
John P. Mitola	2,500	507,500	-	$1.00	06/24/2018	507,500	1,015,000[1]	-	-
Edward C. Hurley	2,500	7,500	-	$1.00	06/24/2018	7,500	15,000[1]	-	-
Cory Heitz	-	-	-	-	-	-	-	-	-
1The market value of shares with respect to options that have not vested are valued using $2.00 per share, the average bid/ask price.

Compensation of Directors

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees on which they serve. We compensate directors through stock options granted under our 2008 Incentive Compensation Plan and an annual cash stipend .

Subsequent to the end of the fiscal year, on January 14, 2009, General Wesley K. Clark was appointed as a director of the Company to serve under the terms of a letter agreement between the Company and General Clark dated January 13, 2009.  The letter agreement, a copy of which is attached as an exhibit to this report, provides for, among other things, annual cash compensation of $10,000, a grant of options to purchase 10,000 shares of the Company’s common stock, $1,500 per day compensation while conducting Company business and expense reimbursement during his term of office,

The table below summarizes the compensation that we paid to non-management directors for the fiscal year ended December 31, 2008 and 2007.

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward C. Hurley	2008	-	-	4,080[1]	-	-	-	4,080
	2007	-	-	-	-	-	-	-

1The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in our financial statements included in this annual report. The amounts represent annual amortization of fair value of stock options granted to the named director.

Employment Agreements

On June 7, 2008, Juhl Energy entered into an Executive Employment Agreement with Daniel J. Juhl (the “Juhl Employment Agreement”). Under the Juhl Employment Agreement, which was assigned to us at the closing of the exchange transaction, we will employ Mr. Juhl as Chief Executive Officer for a term beginning on the closing date of the exchange transaction and ending on December 31, 2011. Mr. Juhl’s monthly salary during the three and a half years of the employment agreement will be $14,583 from June 24, 2008, $16,667 from June 24, 2009 and $18,750 from June 24 ,2010, respectively. We will pay Mr. Juhl an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by the board of directors. The performance bonus is conditioned upon (a) profitable operation of our company for the full year for which the bonus is to be paid and (b) minimum revenue growth during the year for which the bonus is to be paid as established by the board and set for 2008 and 2009 at $4.9 million and $8.9 million, respectively. Mr. Juhl will receive an automobile allowance of $750 per month and other employee benefits provided to similarly-situated employees. In the event Mr. Juhl terminates his employment for good reason, he will receive severance compensation in the amount equal to 90 days’ pay.

On June 7, 2008, Juhl Energy entered into an Executive Employment Agreement with John P. Mitola (the “Mitola Employment Agreement”). Under the Mitola Employment Agreement, which was assigned to us at the closing of the exchange transaction, we will employ Mr. Mitola as President for a term beginning on the closing date of the exchange transaction and ending on December 31, 2011. Mr. Mitola’s monthly salary during the three and a half years of the employment agreement will be $14,583 from April 1, 2008, $16,667 from June 24, 2009 and $18,750 from June 24, 2010, , respectively. We will pay Mr. Mitola an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by the board of directors. The performance bonus is conditioned upon (a) profitable operation of our company for the full year for which the bonus is to be paid and (b) minimum revenue growth during the year for which the bonus is to be paid as established by the board and set for 2008 and 2009 at $4.9 million and $8.9 million, respectively. Mr. Mitola received stock options to purchase 500,000 shares of our common stock exercisable at $1.00 per share, which options vest in three increments of one-third each upon completion of each year of employment. Mr. Mitola will receive an automobile allowance of $750 per month and other employee benefits provided to similarly-situated employees. In the event Mr. Mitola terminates his employment for good reason, he will receive severance compensation in the amount equal to 90 days’ pay.

On January 26, 2009, our board of directors appointed John J. Brand as our Chief Financial Officer.  In connection with his appointment, Mr. Brand entered into an employment agreement with us (to be formalized in writing following Mr. Brand’s first six months of employment with the Company), pursuant to which he was granted an option with immediate vesting to purchase 25,000 shares of our common stock.  Options to purchase an additional 75,000 shares of our common stock will be granted following the first six months of Mr. Brand’s employment with us.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSAND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

There are 2,897,111 shares of common stock reserved for issuance under our 2008 Incentive Compensation Plan. We adopted our 2008 Incentive Compensation Plan on June 16, 2008, and prior to that date, we did not have in place any equity compensation plan.

The following table provides information as of December 31, 2008, with respect to the shares of common stock that may be issued under our existing equity compensation plan.

Equity Compensation Plan Information

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	620,000	$1	2,277,111
Equity compensation plans not approved by security holders	-	-	-
Total	620,000	$1	2,277,111

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 31, 2009, by:

•	each person who is known by us to beneficially own 5% or more of our common stock,
•	each of our directors and executive officers, and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the optionees.  Subject to any applicable community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Name (1)	Number of Shares Beneficially Owned (2,10)		Percentage of Shares Beneficially Owned (3)
5% Stockholders:

Vision Opportunity Master Fund, Ltd.	12,725,517	(4,10)	40.2%

Greenview Capital, LLC	3,172,424	(5,10)	14.7%

Daybreak Special Situations Master Fund, Ltd.	3,172,424	(6,10)	14.7%

Executive Officers and Directors:

Daniel J. Juhl	14,000,000	[7]	69.0%

John P. Mitola	1,254,580	[8]	6.2%

John J. Brand	*		*

Edward C. Hurley	4,580	[9]	*

General Wesley Clark	*		*

All executive officers and directors as a group (5 persons)	15,259,160		75.2%
____________________
*	Represents less than 1%.

1 Other than the 5% Stockholders listed above, the address of each person is c/o Juhl Wind, Inc., 996 190th Avenue, Woodstock, Minnesota 56186.

2 Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after March 31, 2009, by the exercise or conversion of any warrant, stock option or convertible preferred stock. Unless otherwise noted, shares are owned of record and beneficially by the named person.

3 The calculation in this column is based upon 20,285,637 shares of common stock outstanding on March 31, 2009. The shares of common stock underlying warrants, stock options and convertible preferred stock are deemed outstanding for purposes of computing the percentage of the person holding them but are not deemed outstanding for the purpose of computing the percentage of any other person.

4 Includes (a) 1,325,517 shares of common stock currently held by Vision Opportunity Master Fund, (b) 4,560,000 shares of common stock issuable upon the conversion of series A convertible preferred stock and (c) 6,840,000 shares of common stock issuable upon the exercise of warrants. The preferred stock and warrants are subject to the ownership limitation detailed in Note 10 below. The address for Vision Opportunity Master Fund, Ltd. is c/o Citi Hedge Fund Services (Cayman) Limited, Cayman Corporate Cenre, 27 Hospital Road, 5th Floor, Grand Cayman KY1-1109, Cayman Islands.

5 Includes (a) 1,912,500 shares of common stock owned by Greenview Capital, LLC and its individual members (John Prinz and Gene Maher), (b) 9,924 shares of common stock currently held by Daybreak Special Situations Master Fund, an affiliate of Greenview Capital, LLC, (c) 500,000 shares of common stock issuable upon the conversion of series A convertible preferred stock held by Daybreak Special Situations Master Fund, and (d) 750,000 shares of common stock issuable upon the exercise of warrants held by Daybreak Special Situations Master Fund. The preferred stock and warrants are subject to the ownership limitation detailed in Note 10 below. The address for Greenview Capital, LLC is 100 E. Cook Road, 1st Floor, Libertyville, Illinois 60048.

6 Includes (a) 1,912,500 shares beneficially owned by Greenview Capital, LLC, an affiliate of Daybreak Special Situations Master Fund, (b) 9,924 shares of common stock, (c) 500,000 shares of common stock issuable upon the conversion of series A convertible preferred stock and (d) 750,000 shares of common stock issuable upon the exercise of warrants. The preferred stock and warrants are subject to the ownership limitation detailed in Note 10 below. The address for Daybreak Special Situations Master Fund, Ltd. is 100 E. Cook Road, 2nd Floor, Libertyville, Illinois 60048.

7 Includes 3,500,000 shares of common stock held by Mary Juhl, Mr. Juhl’s spouse, and 7,000,000 shares held by the Juhl Family Limited Partnership, a Delaware limited partnership in which Mr. Juhl is the general partner.

8 Includes (a) 125,000 shares held by the Mitola Family Limited Partnership, a Delaware limited partnership in which Mr. Mitola is the general partner and (b) 4,580 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

 9 Consists of shares of common stock issuable upon the exercise of stock options granted to him as compensation for board membership exercisable within 60 days.

10  Vision Opportunity Master Fund and Daybreak Special Situations Master Fund each hold series A preferred stock and warrants that are convertible or exercisable into shares of common stock. The agreement with respect to which these stockholders purchased the preferred stock and warrants contains a limitation of 9.9% (a so-called “blocker”) on the number of shares such stockholders may beneficially own at any time. The 9.9% ownership limitation, however, does not prevent a stockholder from selling some of its holdings and then receiving additional shares.  In this way, a stockholder could sell more than the 9.9% ownership limitation while never holding more than this limit. These numbers do not reflect the 9.9% ownership limitation.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Prior to the closing of the exchange transaction, Daniel J. Juhl and John P. Mitola engaged in certain transfers of equity for estate planning and corporate purposes. The historical ownership of DanMar and Juhl Energy and the ownership immediately prior to the closing of the exchange transaction were as follows:

DanMar & Associates, Inc. - Pursuant to the pre-incorporation subscription agreement of DanMar, Daniel J. Juhl and Mary Juhl, his spouse, each subscribed to 500 shares of common stock at $1.00 per share of common stock.  On June 12, 2008, Daniel J. Juhl and Mary Juhl each assigned 250 shares of common stock of DanMar to the Juhl Family Limited Partnership.

Juhl Energy Development, Inc. - Upon formation of Juhl Energy, Daniel J. Juhl held 1,000 shares of common stock of Juhl Energy, as the sole shareholder.  Prior to June 7, 2008, Mr. Juhl assigned 450 shares of common stock of Juhl Energy to Mary Juhl.  On June 7, 2008, Daniel J. Juhl transferred 100 shares of common stock of Juhl Energy to John P. Mitola for an agreed upon purchase price, which Mr. Mitola paid through a promissory note to Mr. Juhl.   On June 12, 2008, Daniel J. Juhl and Mary Juhl each assigned 225 shares of common stock of Juhl Energy to the Juhl Family Limited Partnership.   On June 19, 2008, Mr. Mitola assigned 10 shares of Juhl Energy to the Mitola Family Limited Partnership.

Effective January 1, 2008, the net assets of $5,438 of Community Wind Development Group, a Minnesota corporation with whom Dan Juhl had a 25% ownership interest, were contributed to the Company for nominal consideration. The Company recorded the net asset amount as a contribution to capital.

On October 31, 2008, the Company acquired all of the outstanding shares of common stock of Next Generation Power Systems, Inc.  Dan Juhl, a director, officer and beneficial owner of Juhl Wind, Inc. was also a shareholder of Next Generation Power Systems, Inc.  In a related transaction, the Company purchased a commercial building in Pipestone, Minnesota from six individuals, one of whom was Mr. Juhl.  See notes to the financial statements for a description of these transactions.

Juhl Wind provides management, administrative and accounting services to 4 wind farm operations in which Dan Juhl and immediate family members have less than 5% equity interests in each entity. The revenues earned in 2008 and 2007 was $130,226 and $216,518, respectively.

Two of our directors, Edward C. Hurley and General Wesley K. Clark, are “independent” directors as that term is defined under Nasdaq rules and by the regulations of the Securities Exchange Act of 1934.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services were $136,000, and for audit-related services $25,000 during the year ended December 31, 2008. The audit-related services were in conjunction with the audit of NextGen financial statements. The Company incurred no fees for tax or other services for the year ended December 31, 2008.

For the year ended December 31, 2007, the total fees charged to the Company for audit services were $30,000, and for audit-related services $67,400.  The audit-related services were in conjunction with the audit of DanMar and Juhl Energy in connection with the exchange transaction. The Company incurred no fees for tax or other services for the year ended December 31, 2007.

The current policy of the board of directors, acting as the audit committee is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit-related fees have not been approved by specific board action in 2008, and alternatively audit and audit-related fees are reviewed and approved by the Principal Financial Officer and Principal Executive Officer.  Upon establishment of the audit committee in the near future, the roles and responsibilities of the committee will include additional oversight of the approval of the audit-related services.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Company’s financial statements filed as part of this report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

No.	Description
2
Securities Exchange Agreement, dated June 24, 2008 between MH & SC, Incorporated and Juhl Energy Development, Inc. and DanMar and Associates, Inc. and, for certain limited purposes, their respective stockholders [1]

3.1	Articles of Incorporation of the Company[6]
3.2
Certificate of Amendment to Certificate of Incorporation amending, among other things, the name of MH & SC, Incorporated to Juhl Wind, Inc., filed June 20, 2008 and effective June 24, 2008, with the Delaware Secretary of State[1]

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock of Juhl Wind, Inc. filed June 24, 2008, with the Delaware Secretary of State[1]
3.4	Bylaws of the Company[6]
10.1	2008 Incentive Compensation Plan[2]
10.2	Form of management Administrative Services Agreement between Juhl Wind, Inc. and wind farm customers[5]

10.3	Employment Agreement, dated June 7, 2008, between Juhl Energy Development, Inc. and Daniel J. Juhl, as assigned to Juhl Wind, Inc.[2]
10.4	Employment Agreement, dated June 7, 2008, between Juhl Energy Development, Inc. and John P. Mitola, as assigned to Juhl Wind, Inc.[2]
10.5
Securities Purchase Agreement, dated June 24, 2008, between Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan [2]

10.6	Registration Rights Agreement in connection with the private placement of units in Juhl Wind, Inc. [2]
10.7	Stock Purchase Agreement, dated October 31, 2008, between Juhl Wind, Inc., Next Generation Power Systems, Inc. and the selling shareholders of Next Generation Power Systems, Inc. [4]
10.8	Sales-Purchase Agreement, dated October 31, 2008, between Juhl Wind, Inc. and six individuals who are also the selling shareholders of Next Generation Power Systems, Inc. [4]
10.9	Letter Agreement dated January 13, 2009 between the Company and General Wesley K. Clark
10.10	Amendment Agreement dated March 27, 2009 between Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan
14	Code of Ethics
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1  Incorporated by reference to the exhibits included with our Current Report on Form 8-K, dated June 24, 2008, and filed with the U.S. Securities and Exchange Commission on June 24, 2008

2  Incorporated by reference to the exhibits included with our Current Report on Form 8-K, dated June 24, 2008, and filed with the U.S. Securities and Exchange Commission on June 25, 2008

3  Incorporated by reference to the exhibits included with our Registration Statement on Form S-1 (registration no. 333-154617), filed with the U.S. Securities and Exchange Commission on October 22, 2008

4  Incorporated by reference to the exhibits included with our Current Report on Form 8-K, dated October 31, 2008, and filed with the U.S. Securities and Exchange Commission on November 4, 2008

5  Incorporated by reference to the exhibits included with Amendment No. 1 to our Registration Statement on Form S-1 (registration no. 333-154617), filed with the U.S. Securities and Exchange Commission on January 21, 2009

6  Incorporated by reference to the exhibits included with the Company’s Registration Statement on Form SB-2 filed with the U. S. Securities and Exchange Commission on March 31, 2007

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUHL WIND, INC.

Date: March 30, 2009	By:	/s/ John P. Mitola
John P. Mitola
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John P. Mitola	President and Director	March 30, 2009
John P. Mitola	(Principal Executive Officer)

/s/Daniel J. Juhl	Chief Executive Officer and Director	March 30, 2009
Daniel J. Juhl

/s/John J. Brand	Chief Financial Officer	March 30, 2009
John J. Brand	(Principal Financial and Accounting Officer)

/s/Wesley K. Clark	Director	March 30, 2009
Wesley K. Clark

/s/Edward C. Hurley	Director	March 30, 2009
Edward C. Hurley