Form 10-Q
period 2009-03-31
Juhl Wind, Inc
filed 2009-05-15
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2009

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

Common Stock:   20,285,637 shares outstanding as of March 31, 2009.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements of Juhl Wind, Inc. (“Juhl Wind” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2008, previously filed with the Commission, which are included in the Annual Report on Form 10-K filed on or about March 31, 2009.

JUHL WIND INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

	MARCH 31	DECEMBER 31
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,193,520	$1,310,789
Restricted Cash	230,016	264,557
Accounts Receivable
Net of an allowance of $10,000 at March 31, 2009 and December 31, 2008	49,548	44,007
Short Term Investments and accrued interest receivable	1,325,992	1,306,775
Short Term Investments - Restricted	700,000	700,000
Unbilled Receivables at net realizable value	216,424	250,699
Inventory	321,578	403,118
Reimbursable Project Costs	79,619	147,800
Other Current Assets	32,549	97,727
Current Deferred Income Taxes	335,000	422,000
TOTAL CURRENT ASSETS	4,484,246	4,947,472

PROPERTY AND EQUIPMENT (Net)	369,434	344,124

GOODWILL	227,998	227,998

OTHER ASSETS
Deferred Income Tax Asset	101,000	14,000
Project Development Costs	302,000	302,000
Intangible Assets	15,000	72,000
TOTAL OTHER ASSETS	418,000	388,000

TOTAL ASSETS	$5,499,678	$5,907,594

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$523,834	$250,285
Accrued Expenses	353,805	346,019
Deferred Revenue	305,168	332,541
Notes Payable	696,791	646,791
TOTAL CURRENT LIABILITIES	1,879,598	1,575,636

WARRANT LIABILITY	$11,227,111	$-

SERIES A CONVERTIBLE PREFERRED STOCK
$.0001 par value, 20,000,000 authorized, 5,160,000 issued and outstanding as of December 31, 2008	$-	$3,342,954

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock - $.0001 par value, 20,000,000 authorized, 5,160,000 issued and outstanding at March 31, 2009	2,703,742	-
Common Stock - $.0001 par value; 100,000,000 shares authorized, 20,285,637 issued and outstanding as of March 31, 2009	2,028	2,018
Additional Paid-In Capital	1,609,394	2,740,788
Accumulated Deficit	(11,922,195)	(1,753,802)
TOTAL STOCKHOLDERS' EQUITY	(7,607,031)	989,004

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,499,678	$5,907,594

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008

	2009		2008
	(unaudited)		(unaudited)
REVENUE
Wind Farm Development and Management	$131,854	37.9%	$139,298	29.1%
Turbine Sales & Service	193,708	55.6	316,433	66.0
Related Party Revenue	21,985	6.3	21,765	4.5
Other Operating Income	729	0.2	1,834	0.4
TOTAL REVENUE	348,276	100.0	479,330	100.0

COST OF GOODS SOLD	171,152	49.1	157,848	32.9

GROSS PROFIT	177,124	50.9	321,482	67.1

OPERATING EXPENSES
General and Administrative Expenses	463,603	133.1	48,563	10.1
Investor Relations Expenses	34,826	10.0	-	-
Payroll and Employee Benefits	397,769	114.2	76,507	16.0
Windfarm Management Expenses	102,177	29.3	51,019	10.6
TOTAL OPERATING EXPENSES	998,375	286.7	176,089	36.7
OPERATING INCOME (LOSS)	(821,251)	(235.8)	145,393	30.4

OTHER INCOME (EXPENSE)
Interest Income	24,203	7.0	-	-
Interest Expense	(8,668)	(2.5)	(8,095)	(1.7)
Gain in fair value of warrant liability	1,349,705	387.5	-	-
Other Expense	300	0.1	-	-
TOTAL OTHER INCOME (EXPENSE)	1,365,540	392.1	(8,095)	(1.7)

INCOME BEFORE INCOME TAXES	544,289	156.3	137,298	28.7

INCOME TAX PROVISION (BENEFIT )	-	-	-	-

NET INCOME	544,289	156.3%	137,298	28.7%

PREFERRED DIVIDENDS	103,200		-

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	441,089		137,298

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	20,285,637		15,250,000

NET LOSS PER SHARE - BASIC	$0.02		$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	28,782,304		15,250,000

NET LOSS PER SHARE - DILUTED	$0.02		$0.01

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 2009

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE - December 31, 2008	20,183,213	$2,018	-	$-	$2,740,788	$(1,753,802)	$989,004

Cumulative effect of accounting change (note 4)				(529,133)	(1,438,201)	(10,609,482)	(12,576,816)

ADJUSTED BALANCE- January 1, 2009	20,183,213	2,018	-	(529,133)	1,302,587	(12,363,284)	(11,587,812)

Removal of contingent redemption feature of preferred stock			5,160,000	3,342,954			3,342,954

Net income	-	-	-	-	-	544,289	544,289

Stock-based compensation	-	-	-	-	93,538	-	93,538

Common stock dividends issued to preferred shareholders	102,424	10	-	(213,279)	213,269	-	-

Preferred dividends	-	-	-	103,200	-	(103,200)	-

BALANCE - March 31, 2009 (unaudited)	20,285,637	$2,028	5,160,000	$2,703,742	$1,609,394	$(11,922,195)	$(7,607,031)

The accompanying notes are an integral part of these consolidated statements

JUHL WIND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008

	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$544,289	$137,298
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	69,826	7,316
Stock-Based Compensation to Employees	93,538	-
Gain on warrant liability fair value	(1,349,705)	-
Change in assets and liabilities, net of contributed company:
Accounts Receivable	(5,541)	153,777
Unbilled Receivable	34,275	(99,925)
Inventory	81,540	44,013
Reimbursable Project Costs	68,181	-
Other Current Assets	65,178	(24)
Interest receivable on short term investments	(19,217)	-
Accounts Payable	273,549	(142,520)
Accrued Expenses	7,786	(59,092)
Deferred Revenue	(27,373)	166,083
NET CASH FROM (USED IN) OPERATING ACTIVITIES	(163,674)	206,926

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired from Community Wind Development Group, LLC	-	13,108
Investment in Project Development Costs	-	(100,000)
Payments for Property and Equipment	(38,136)	(2,168)
NET CASH USED IN INVESTING ACTIVITIES	(38,136)	(89,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	34,541	-
Proceeds from Notes Payable	50,000	-
Principal Payments on Notes Payable	-	(5,000)
Distributions to Shareholders	-	(558)
NET CASH (USED IN) FROM FINANCING ACTIVITIES	84,541	(5,558)

NET INCREASE (DECREASE) IN CASH	(117,269)	112,308

CASH BEGINNING OF THE PERIOD	1,310,789	163,476

CASH END OF THE PERIOD	$1,193,520	$275,784

NONCASH INVESTING ACTIVITY
Equity Contribution of Net Assets and Liabilities of Common Owned Company by Shareholder	$-	$5,438

The accompanying notes are an integral part of these statements.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008

1.	BACKGROUND, CHANGE OF CONTROL AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnotes disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2008 and 2007 contained in Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

In the opinion of management, the interim financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.  The results reported in these condensed consolidated interim financial statements should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2009.

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

Reverse Acquisition
On June 24, 2008, the owners of DanMar and Associates, Inc. and Juhl Energy Development, Inc., both privately held companies under common control, exchanged all of their outstanding shares of common stock in the companies for 15,250,000 shares of common stock of MH&SC, Inc., a public company.  Upon the exchange transaction (transaction), MH&SC, Inc. changed its name to Juhl Wind, Inc. As a result of the transaction, DanMar and Associates, Inc. and Juhl Energy Development, Inc. (the Companies) are now wholly-owned subsidiaries of Juhl Wind, Inc. In essence, DanMar and Associates, Inc. and Juhl Energy Development, Inc. merged into a public shell company with no or nominal remaining operations and no or nominal assets and liabilities. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, JEDI is considered the accounting acquirer in the exchange transaction. Consequently, the assets and liabilities and the historical operations included in the accompanying consolidated financial statements are those of the Companies and are recorded at its historical cost basis.

Acquisition of Next Generation Power Systems
On October 31, 2008, the Company acquired all of the issued and outstanding shares of common stock of Next Generation Power Systems, Inc. (“NextGen”), a company under common control. The assets and liabilities and the historical operations of NextGen are included in the accompanying consolidated financial statements for 2009 and 2008.  In accordance with Statement of Financial Accounting Standards No. 141R, Business Combinations, the acquisition was accounted for as a combination of entities under common control (i.e. “as if pooling”) where the assets and liabilities of those under common control are at historical cost and at fair value for the noncontrolling interest.

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

Trade accounts receivable are recorded at their estimated net realizable value, net of an allowance for doubtful accounts. The Company follows a policy of providing an allowance for doubtful accounts.  Based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects after consideration of the allowance shown in the financial statements. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are written off.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008

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

REIMBURSABLE PROJECT COSTS
Reimbursable project costs represent advances made on behalf of wind farm entities to assist them in the legal or other costs incurred in the initial development stages of their respective wind farm project.

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

GOODWILL
The Company’s goodwill resulted from its business acquisition of the minority interest of NextGen in October 2008. Goodwill and other intangible assets with indefinite lives are not amortized but instead tested at least annually for impairment. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the fair value of its goodwill and other intangible assets. We have assessed the impairment of goodwill as of March 31, 2009 as required pursuant to SFAS 142. No impairment of goodwill was considered necessary.

STOCK OPTION PLANS

Upon issuance of employee stock options on June 24, 2008 (inception date), the Company adopted FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)). This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The Company recognizes compensation expense based on the estimated grant date fair value using the Black-Scholes option-pricing model.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of cash and equivalents, restricted cash, short term investments, receivables, payables, and warrant liability approximates their fair value. The carrying values of notes payable are based on estimates of current rates at which the Company could borrow funds with similar remaining maturities.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements is a significant estimate based on a percentage of estimated project costs; reliability of accounts receivable; valuation of deferred tax assets, inventory, stock based compensation, goodwill, intangible asset, income tax uncertainties, warrant liability, and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date. Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

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

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008

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

EARNINGS PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares and share equivalents outstanding during the period. As of March 31, 2009, the Company had 8,520,000 unit equivalents outstanding relating to outstanding stock options and warrants. As of March 31, 2008, the Company had no share equivalents outstanding.

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

RECLASSIFICATIONS
Certain reclassifications were made to the previously issued 2008 financial statements in the statement of operations and the statement of stockholders’ equity in order for comparability to the 2009. The 2008 financial statements have been adjusted to show activity from the pooling of interests transaction with Next Gen as discussed in Note 1.

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

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008

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

Redemption Rights of Series A

Series A may not be redeemed by the Company or the shareholders at any time.

Dividends Rights of Series A

Series A will be entitled to receive dividends at a rate of 8% per year, payable quarterly in arrears in cash or shares of our common stock. The Company has accrued dividends within equity to Series A  totaling $103,200  as of  March 31, 2009.

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

The Company recorded a liability and corresponding expense at December 31, 2008 in the amount of $258,879 to account for estimated liquidated damages and late fees to the holders of the Series A shares.  The liquidated damages and late fees were related to the breach of covenants and rights contained in the Registration Rights Agreement, primarily as a result of the Company’s delay in successfully completing an effective registration statement, and to a lesser extent, the timely payment of quarterly dividends.  The Company and the holders of the Series A shares have agreed in writing in March 2009 to pay the $258,879 in the form of shares of common stock issuable over the period April 1 through October 1, 2009. In April 2009, the Company issued approximately 114,000 shares in payment of approximately $222,000 of this liability. The Company anticipates that approximately 28,000 additional shares of common stock will be issued in connection with the payment of the remaining liability.

4.	WARRANT LIABILITY

The Company adopted Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock  (“EITF 07-5”) effective January 1, 2009. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether our warrants or convertible preferred stock contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair  value of a “fixed-for-fixed” option. The Company determined that the all of the outstanding warrants contained such provisions thereby concluding they were not indexed to the Company’s own stock and must now be treated as a derivative liability.  Prior to the adoption of EITF 07-05, the warrants were considered equity instruments.  The Company determined that while its convertible preferred stock contains certain anti-dilution features, the conversion feature embedded within its convertible preferred stock does not require bifurcation under the guidance of SFAS 133.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008

In accordance with EITF 07-5, the Company, beginning on January 1, 2009, recognizes these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these instruments of $12,576,816 was recognized as an adjustment to the opening balance of stockholders’ equity at January 1, 2009. The amounts recognized in the consolidated balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the instruments and the amounts recognized in the consolidated balance sheet upon the initial application of EITF 07-5.   In addition, the carrying value of convertible preferred stock was reduced by $529,133 upon the adoption of EITF 07-5.  This reduction was due to the initial valuation allocated to preferred stock was determined using the relative fair value of convertible preferred and the related warrants issued in the original transaction.  If the initial transaction would have been accounted for under EITF 07-5, the preferred stock would have been valued using its residual value as the full fair value of the warrants would have had to been first allocated from the net proceeds of the transaction and then the remainder to the value of convertible preferred stock.

The Company re-measured the fair value of these instruments as of March 31, 2009, and recorded a $1,349,705 gain to the statement of operations. The Company determined the fair values of these securities using a Black-Scholes valuation model and the assumptions used at March 31, 2009 are noted in the following table:

Three Months Ended
March 31, 2009
Expected option term	4.25 years
Risk-free interest rate	2.90%
Expected volatility	90%
Dividend yield	0%

Expected volatility is based on historical volatility of peer companies operating in a similar industry. The warrants have a transferability provision and based on guidance provided in SAB 107 for options issued with such a provision, we used the full contractual term as the expected term of the warrants. The risk free rate is based on the five-year U.S. Treasury security rates.

5.	CONCENTRATIONS, RISKS AND UNCERTANTIES
The Company derived approximately 72% and 73% of its revenue from sales to six customers in 2009 and seven customers in 2008, respectively. Also, approximately 46% and 42% of wind farm development and management revenue related to three customers as of March 31, 2009 and 2008, respectively. At March 31, 2009 and 2008, 65% and 56% of the Company's accounts receivable were due from five and four customers, respectively.  One customer comprises approximately 92% and 80% the Company’s unbilled receivables as of March 31, 2009 and 2008, respectively.

6.	INVENTORIES
Inventories consist of the following:

	March 31, 2009	December 31, 2008
Materials and supplies	$321,578	$351,213
Work –in-progress	-	51,905
	$321,578	$403,118

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008

7.	PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	March 31, 2009	December 31, 2008
Land	$17,500	$17,500
Building and improvements	238,120	238,120
Equipment, including vehicles	306,462	268,326
Subtotal	562,082	523,946
Less Accumulated depreciation	(192,648)	(179,822)
Total	$369,434	$344,124

8.	INCOME TAXES
The Company files a consolidated tax return inclusive of each of its wholly-owned subsidiaries, DanMar, JEDI, and NextGen. The Company’s provision for income taxes includes only the effects of operating activities subsequent to the dates of acquisition as disclosed in Note 1 above, since each of the entities had elected Subchapter S status for all periods prior to acquisition. Upon acquisition, the Subchapter S elections were automatically terminated. No provision for income taxes is shown for the three month period ended March 31, 2008 since all the operating entities were taxed as Subchapter S corporations during that period.

At the time the S corporation elections were terminated, the Company recorded deferred tax assets and liabilities arising from the anticipated timing differences recorded in the financial statements and income tax returns for various accrued expenses and the methods used in computing depreciation.

The components of the deferred income tax asset and liability as of March 31, 2009 are as follows:

Current Deferred Income Tax Benefit:
Accrued Vacation and Officer’s Compensation	$11,000
Liquidated Damages Provision	104,000
Reserves for Warranty	47,000
Net Operating Loss Carryforward	173,000
Total	$335,000

Non-Current Deferred Income Tax Benefit:
Net Operating Loss Carryforward	345,000
Stock Option Expense	76,000
Less Valuation Allowance	(299,000)
Total	$122,000

Non-current Deferred Income Tax Liability
Depreciation	$21,000

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the period ended March 31, 2009:

Statutory Tax Rate	$185,058	34.0%
States Taxes, Net of Federal Benefit	(44.788)	(8.2)
Nondeductible Expenses	(438,855)	(80.6)
Valuation Allowance	299,000	54.9
Other, Net	(415)	(.1)
	$-	0.00%

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As of March 31, 2009, a valuation allowance of $299,000 has been recognized for deferred tax assets.

At March 31, 2009, the Company has a federal net operating loss carryforward of approximately $1.2 million which will expire in the year 2023.

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

9.	STOCK-BASED COMPENSATION
The Company has a non-qualified incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. As of March 31, 2009, the Company has 2,167,111 shares available for award under the plan.

The Company has granted to key employees and directors of the Company, 730,000 options to purchase common shares under the above plan.  These options carry an exercise price ranging from of $1.00-$2.11 per share and expire ten years from the date of grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, underlying price $1.25, dividend yield of 0%, expected volatility of 96%, risk-free interest rate of 4%, and expected life of 6 years. Based on pricing model it was determined that approximately $93,538 of option related compensation was expense in the period ending March 31, 2009.

A summary of the Company’s stock option plan as of March 31, 2009 and changes during the period then ended is listed below:

Outstanding at December 31, 2008	620,000
Granted	110,000
Exercised	-
Expired	-
Forfeited	-
Outstanding at March 31, 2009	730,000

Options exercisable at the end of the period	59,996

As of March 31, 2009, there was approximately $775,000 of total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of 3 years.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008

The Board of Directors has authorized management to grant further stock options to employees or consultants from shares reserved under the Plan whereby the Company expects to grant approximately 240,000 options in the second quarter of 2009 in addition to grants mentioned above.

10.	FAIR VALUE MEASUREMENTS

The following warrant liability is recorded at fair value:

	March 31, 2009
	Fair Value Carrying Amount in the Balance Sheet	Fair Value Measurement Using
		Level 1	Level 2	Level 3
Liabilities
Warrant liability	11,227,111			11,227,111

The reconciliation of beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) are as follows:

Warrant liability

Beginning Balance, January 1, 2009	$-
Cumulative effect of accounting principle	12,576,816
Gain on warrant liability fair value adjustment	1,349,705
Ending Balance, March 31, 2009	$11,227,111

Total unrealized gain included in earnings which are attributable to the change in unrealized gains or losses related to assets or liabilities still held at the reporting date	$1,349,705

The Company’s Level 3 liability consists of the common stock warrants held by the preferred shareholders subject to redemption discussed in Note 4.  The fair value of the warrant liability  is estimated using the Black-Scholes option pricing model using internal observable and unobservable market input assumptions.

11.	BUSINESS SEGMENTS
The Company groups its operations into two business segments–Wind Farm Development and Management  and Consumer-owned Renewable Energy products.  The Company's business segments are separate business units that offer different products. The accounting policies for each segment are the same as those described in the summary of significant accounting policies. Corporate assets include: cash and cash equivalents, short-term investments, deferred income taxes, and other assets.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008

The following is information for each segment for the years ended March 31, 2009 and 2008:

	Wind Farm Development and Management	Consumer- Owned Renewable Energy	Consolidated
For the Quarter Ended March 31, 2009
Wind farm development/mgmt	$131,854		$131,854
Consumer-owned renewable energy		$193,708	193,708
Related party revenue	21,985		21,985
Other	729	-	729
Total revenue	$154,568	$193,708	$348,276

Loss from operations	$(739,781)	$(81,470)	$(821,251)
Other income (loss), net	1,371,021	(5,481)	1,365,540
Loss before income tax benefit	$631,240	$(86,951)	$544,289

Identifiable assets at March 31, 2009	$1,466,351	$788,226	$2,254,577
Corporate assets			3,245,101
Total assets at March 31, 2009			$5,499,678

	Wind Farm Development and Management	Consumer- Owned Renewable Energy	Consolidated
For the Quarter Ended March 31, 2008
Wind farm development/mgmt Management	$139,298		$139,298
Consumer-owned renewable energy	-	$316,433	316,433
Related party revenue	21,765	-	21,765
Other	1,834	-	1,834
Total revenue	$162,897	$316,433	$479,330

Income (loss) from operations	$54,563	$90,830	$145,393
Other income (loss), net	-	(8,095)	(8,095)
Income (loss) before income taxes	$54,563	$82,735	$137,298

Identifiable assets at March 31, 2008	$978,420	$648,801	$1,627,221
Corporate assets			-
Total assets at March 31, 2008			$1,627,221

12.	TRANSACTIONS WITH RELATED PARTIES
The Company provides wind farm management services to entities that are controlled by theCompany’s Chief Executive Officer and family members. This revenue is shown on the face of the consolidated statement of operations.  The fees are billed at rates similar to fee structures charged to unrelated parties.

13.	COMMITMENTS AND CONTINGENCIES
Development Agreements

The Company enters into development agreements with third parties for the development of wind projects. The development agreements call for development fees ranging from 1% to 5% of the total project cost. The development fees are due in three installments. Ten percent is due at the development agreement signing. Another 40% is due at the signing of the PPA agreement, and the remaining 50% is due at the commercial operation date of the project. As of March 31, 2009 and December 31, 2008, the Company was involved with various development agreements at different stages within the contracts. The Company was also involved with several new projects for which development agreements have not been signed.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008

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

The Company’s involvement in the sale of consumer-owned renewable energy products commenced in November 2008 as a result of the acquisition of Next Generation Power Systems, Inc. (“NextGen”).  Prior to the acquisition, Dan Juhl had been a controlling shareholder in NextGen since it was organized in 2004.  The NextGen business restores small wind turbines in the 30 KW class for sale to consumers for on-site electricity generation.  NextGen also provides solar-powered systems that allow small businesses and consumers to generate or store electrical power for on-site use or emergency backup.

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

On June 24, 2008, we entered into a Securities Exchange Agreement with Juhl Energy Development, Inc. (“Juhl Energy”) and DanMar and Associates, Inc. (“DanMar”), for certain limited purposes, their respective stockholders. On June 24, 2008, the exchange transaction provided for in the Securities Exchange Agreement was completed and Juhl Energy and DanMar became our wholly-owned subsidiaries. DanMar and Juhl Energy were formed as Minnesota corporations in October 2001 and September 2007, respectively, and have been in the wind energy business since formation.

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

The consideration issued in the exchange transaction was determined as a result of arms-length negotiations between the parties. In leading up to the exchange transaction, Juhl Energy engaged Greenview Capital, LLC to assist and advise it in an effort to secure financing. Juhl Energy agreed to pay Greenview Capital, and its designees, a fee for such advice in the amount of $300,000 in cash and 2,250,000 shares of our common stock. Aside from the Greenview Capital arrangements, no finder’s fees were paid or consulting agreements entered into in connection with the exchange transaction.

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

On October 31, 2008, we acquired all of the issued and outstanding shares of common stock of NextGen in exchange for an aggregate purchase price of $322,500 (the “Purchase Price”) payable by delivery of an aggregate of 92,143 unregistered shares of our common stock allocated among certain of the NextGen selling shareholders (excluding Dan Juhl).  The Purchase Price included contribution of $100,000 of notes payable to certain NextGen selling shareholders to equity.  The purchase transaction also included our purchase of land and a commercial building located at 1502 17th Street SE, Pipestone, Minnesota 56164 for a purchase price of $144,000 payable by delivery of an aggregate of 41,070 unregistered shares of our common stock allocated among certain individuals (who were also the NextGen selling shareholders, excluding Dan Juhl).  The purchase transaction also included assumption of certain liabilities of NextGen including a note payable to First Farmers & Merchants National Bank.

We have not been a party to any bankruptcy, receivership or similar proceeding at any time since inception of the Company.

Industry and Market Overview

Demand for electricity has dramatically increased as our society has become more technologically driven, and this trend is expected to continue. Significant new capacity for the generation of electricity will be required to meet anticipated demand. According to the U.S. Department of Energy, Energy Information Administration’s (”EIA”) Annual Energy Review 2007, nearly half of all electricity produced in the United States was generated by coal, which is the largest source of carbon dioxide in the atmosphere. Other major sources of electricity in 2007 were nuclear (19%), natural gas (21%) and hydropower (6%). Wind power accounted for nearly 1% of electricity production in the United States. According to the review, the amount of electricity generated from coal in the United States increased 72% between 1980 and 2007, and is projected to be 51% higher in 2025 than in 2002, according to the U.S. Department of Energy EIA’s Annual Energy Outlook 2004 with Projections to 2025.  The EIA’s 2009 Annual Energy Outlook released in March 2009 provides that coal production, consumption and price projections now vary considerably because of differences in assumptions about expectations for and implementation of legislation aimed at reducing greenhouse gas emissions.  These and other independent government and trade publications cited herein are publicly available on the Internet without charge.

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

According to the U.S. Department of Energy EIA’s publication Renewable Resources in the U.S. Electricity Supply, wind power generation was projected to increase eight-fold between 1990 and 2010, a rate of 10.4% per year. Annual growth in the global wind energy capacity for the past ten years has exceeded an average of 28% per year according to the Global Wind Energy Council’s (“GWEC”) Global Wind 2008 Report, with 2008 experiencing an increase of 28.8%. Although wind power produces under 1% of electricity worldwide according to the GWEC’s Global Wind 2007 Report, it is a leading renewable energy source and accounts for 20% of electricity production in Denmark (according to the U.S. Department of Energy’s Energy Facts web page).  Elsewhere in the European Union, wind power generation represented more than 11% of electricity consumption in Spain, and 7.5% of electricity consumption in Germany (according to the GWEC’s Global Wind 2008 Report.  The GWEC’s Global Wind 2008 Report predicts that wind power is positioned to supply 10% to 12% of global electricity demand by 2020, reducing carbon dioxide omissions by 1.5 billion tons annually.

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

According to the Emerging Growth Research, LLP’s Industry Report: U.S. Wind Sector (December 29, 2008), which we refer to as the Emerging Growth Report 2008, the domestic wind capacity installed as of the end of 2008 is equivalent to the capacity of approximately 35 average sized coal-fired power plants.   Considering that each average size coal-fired power plant in the United States produces about 3,000,000 tons of carbon emission each year, currently-installed wind power capacity is reducing total carbon emissions by just over 105,000,000 tons each year.

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

The industry reports or studies relied upon in this section are publicly available and were not prepared for the Company.  Further, the Company did not compensate any of the parties that provided such reports or studies referenced herein.

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

Juhl Energy also has a subsidiary, Community Wind Development Group LLC, which was a predecessor to Juhl Energy in the nature of the work provided, but which had more than one owner. The operations of Community Wind Development Group have been included in Juhl Energy since January 1, 2008 acquisition date.

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

In October 2008, we acquired NextGen.  NextGen is in the business of renewable energy design and advanced conservation technologies focused on small business and consumer-owned wind turbine and solar systems.  NextGen’s business is being integrated into our wind energy company and is our wholly-owned subsidiary.

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

In addition to the first 14 wind farms developed by us, we have another 24 community wind projects in various phases of development totaling approximately 425 megawatts. These projects are primarily located in the states of Minnesota and Nebraska. A sample of the projects, which are in the phase of development referenced below, include but are not limited to, the following:

Project Name	Megawatts	Phase
Completed wind farm developments	117	Operational
Grant County, MN	20	Construction 2009
Valley View, MN	10	Financing/Construction 2009

Project Name	Megawatts	Phase
Crofton Hills, NE	42	Financing/Construction 2009/2010
Traverse County, MN	20	Interconnection Study
Meeker County, MN (2 projects)	40	Interconnection Study
Kittson/Marshall, MN	80	Interconnection Study
Kennedy/Kittson, MN	20	Interconnection Study
16 Additional Midwest Projects	193	Initial Study/Feasibility

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

Consumer-based renewable energy products – smaller on-site wind power and solar systems:

NextGen provides renewable energy systems and specializes in advanced conservation technologies focused on smaller scale wind turbine and solar systems.  Production, management and conservation of energy are NextGen's main focus.

NextGen has extensive experience with a wide variety of energy saving and environmentally sound production systems such as small wind, solar, back-up power, and stand alone power systems.  Its diverse experience enables it to assist the energy consumer with methods of controlling and in some cases eliminating their ever burdensome energy costs.  NextGen supports a transition to a sustainable energy economy which relies on clean, renewable resources to satisfy societal needs.  NextGen can present the energy consumer with modern options in terms of cost effectiveness, performance, and reliability.

NextGen focuses on energy consumers throughout the Great Plains region. Through thorough analysis NextGen can examine the energy requirements and implement the appropriate technology to meet the needs of the energy consumer.  In addition to site analysis, NextGen markets and installs energy-saving products, performs system repairs and scheduled maintenance.

NextGen has developed a SolarBank™ System which is designed to give businesses and homeowners the ability to store up to 72 hours of emergency power in the event of a power failure. This back-up power system works automatically and instantaneously.   When a power outage occurs, the control relay station automatically taps into the energy reserve stored by the SolarBank™ System and can run several loads for 24-72 hours. Solar modules are designed to convert sunlight into electricity at the highest possible efficiency and are used to charge storage batteries to provide power for remote homes, recreational vehicles, boats, telecommunications systems and other consumer and commercial applications.

To protect the cells from the most severe environmental conditions, the solar modules are encapsulated between a tempered glass cover and polymer film with a weather resistant back sheet. The entire laminate is installed in an anodized aluminum frame for structural strength and ease of installation.

As a result of the acquisition of NextGen in October 2008, we expect to expand efforts in this line of business to take advantage of the stimulus recently provided by the federal government for tax credits and grants applicable to renewable energy manufacturing facilities and consumers. Some of the areas of focus include the following:

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

•
we acquired NextGen which specializes in small business and consumer-owned wind turbine and solar systems.  This acquisition brings smaller wind turbine and solar expertise to the Company to enhance and expand our existing community wind power product and service offerings;

•	establishing equity financing terms

•
in the last half of 2008, we have entered into seven new feasibility consulting studies for community based wind farm projects, including completing a feasibility study with Abilene Christian University to study the development of a wind project with capacity of  three megawatts initially with potential growth to a larger wind farm;

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

Production Tax Credits (PTC).  The PTC provides wind energy generators with a credit against federal income taxes, annually adjusted for inflation, for a duration of ten years from the date that the wind turbine is placed into service. Currently, the PTC is $21 per megawatt hour. Wind energy generators with insufficient taxable income to benefit from the PTC may take advantage of a variety of investment structures to monetize the tax benefits.

The PTC was originally enacted as part of the Energy Policy Act of 1992 for wind farms placed into service after December 31, 1993 and before July 1, 1999. The PTC subsequently has been extended six times, but has been allowed to lapse three times (for periods of three, six and nine months) prior to retroactive extension. Currently, the PTC is scheduled to expire on December 31, 2012.  This expiration date reflects a three-year extension passed under the American Recovery and Reinvestment Act enacted in February 2009.

Accelerated Tax Depreciation.  Tax depreciation is a non-cash expense meant to approximate the loss of an asset’s value over time and is generally the portion of an investment in an asset that can be deducted from taxable income in any given tax period. Current federal income tax law requires taxpayers to depreciate most tangible personal property placed in service after 1986 using the modified accelerated cost recovery system, or MACRS, under which taxpayers are entitled to use the 200% or 150% declining balance method depending on the class of property, rather than the straight line method. Under MACRS, a significant portion of wind farm assets is deemed to have depreciable life of five years which is substantially shorter than the 15 to 25 year depreciable lives of many non-renewable power supply assets. In addition, the federal government has extended the rule regarding 50% additional first year bonus depreciation for assets placed in service by the end of 2009. This shorter depreciable life and the accelerated and bonus depreciation methods result in a significantly accelerated realization of tax depreciation for wind farms compared to other types of power projects. Wind energy generators with insufficient taxable income to benefit from this accelerated depreciation often monetize the accelerated depreciation, along with the PTCs, through forming a limited liability company with third parties.

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

Employees

As of May 10, 2009, we employed 14 full-time employees and no part-time employees, excluding employees and consultants of any affiliated companies that are not at least 50%-owned subsidiaries of ours. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third-party consultants to assist in the completion of various projects. Third parties are instrumental to us in keeping the construction and development of projects on time and on budget.

Basis of Presentation

Our financial statements are prepared in accordance with the rules and regulations of the SEC.

For accounting purposes, Juhl Energy was the acquirer in the share exchange transaction, and consequently the transaction is treated as a recapitalization of the company.  DanMar was accounted for in a manner similar to pooling of interests due to common control ownership. Juhl Energy and DanMar’s financial statements are our historical financial statements.

Our acquisition of NextGen in October 2008 was accounted for in a manner similar to pooling of interests due to common control ownership. The assets and liabilities of NextGen were combined at historical cost for the portion (54%) under common control and at fair value for the non-controlling interest.  The revenue and expense activities of NextGen are included in the accompanying statement of operations for the three months ended March 31, 2009 and 2008.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this report.

Significant Accounting Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are used when accounting for revenue, stock-based compensation, valuation of warrants, accounts receivable and allowance for doubtful accounts, impairment of goodwill and intangible assets, deferred income taxes, and contingencies among others.

Our management has discussed the development and selection of these significant accounting estimates with our board of directors and our board of directors has reviewed our disclosures relating to them.

Results of Operations

Comparison of Three-Month Periods Ended March 31, 2009 and March 31, 2008

Overview

As a result of the NextGen acquisition, we group our operations into two business segments: (i) wind farm development and management and (ii) consumer-owned renewable energy products and services.  Our business segments are separate business units that offer different products and services.  The wind farm development and management segment represents revenue derived from the development of “community wind power.”  The consumer-owned renewable energy segment represents revenue derived from the sale of consumer-owned renewable energy products and related installation services.

Our general activity for the three months ended March 31, 2009 was primarily focused on the ongoing development of 24 wind farms we have under development with various parties and in various stages of development. Our management believes that we are poised for growth as we now have improved our balance sheet liquidity necessary to work through our current projects under development and ability to develop future projects.  We acquired NextGen in the fourth quarter of 2008 to expand our focus to the consumer sector for renewable energy products and services.  Our management attention in the first quarter of 2009 to the consumer segment has primarily been related to the review of NextGen’s production and distribution capabilities and the integration of these capabilities into our existing technical and administrative platforms.

Our community wind projects are based on the formation of partnerships with the farmers upon whose land the wind turbines are installed. Revenue is also derived from our work in the development of wind farms throughout the development process including four major components: feasibility studies, development fees, operations and management oversight, and construction management fees.

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

Due to the anticipated increased demand for electricity from alternative energy sources in 2009 and beyond, together with the stimulus from new federal government regulations, we believe the demand for wind energy developments and consumer-owned renewable energy products will be stable or will increase in the foreseeable future. We anticipate growing revenues on an annual basis beginning in 2009; however, revenue will be subject to shifts in timing due to project development delays resulting from our ability to obtain financing and the construction season in the Upper Midwest climate.

During the last fiscal year, we added new projects under development, underscoring the demand in the market and specifically for our form of community wind.  We encountered difficult economic conditions with respect to the financing of wind development projects, and as such, we commissioned no new wind farm projects during 2008 or the first quarter of 2009.  We did obtain an equity financing commitment in September 2008 for one of our wind farm developments, and we expect that construction on this project will occur in 2009. We continue to identify additional debt and equity financing sources in order to begin construction on two to three backlogged projects in 2009.

Revenue

Total revenue decreased by approximately $131,000, or 27%, from approximately $479,000 for the quarter ended March 31, 2008, to approximately $348,000 for the quarter ended March 31, 2009.

In the wind farm development and management segment, which includes all related party revenue, revenue was generally flat as revenue from that segment decreased by $7,000, or 4.3%, from approximately $161,000 for the quarter ended March 31, 2008 to $154,000 for the quarter ended March 31, 2009.  The Company maintained the same management contracts between 2008 and 2009.  We did not have any of our development projects become operational in the quarters ended March 31, 2008 and 2009, respectively, due to the difficulty in obtaining financing amidst the turmoil in the investment banking and financial institutions during 2008. We expect project financing conditions to improve in 2009 due to the federal government intervention within the banking sector and the focus of the recent federal stimulus package as it relates to the energy industry.

In the consumer-owned renewable energy segment, revenue decreased by approximately $122,000, or 38%, from approximately $316,000 for the quarter ended March 31, 2008 to approximately $194,000 for the quarter ended March 31, 2009.  This decrease was primarily attributable to a decline in small wind turbine sales resulting from the transition of the NextGen business to Juhl Wind and delays in shipping turbines that were in backlog as management reformulated NextGen’s business plan for the future.

Cost of Goods Sold

All of the costs classified in cost of goods sold relate to the NextGen segment and includes the purchase of previously used turbines, replacement parts, subcontract refurbishment services and installation project costs.  Costs of goods sold increased by approximately $13,000, or 8%, from approximately $158,000 for the quarter ended March 31, 2008 to approximately $171,000 for the quarter ended March 31, 2009.  The cost of goods sold is higher, despite the lower amount of sales revenue, due to $57,000 of expense assigned to the 2009 turbine sales for amortization of the intangible backlog asset recognized in the NextGen acquisition. Excluding the expense assigned to cost of sales for the backlog amortization, as a percentage of total revenue, cost of goods sold increased from 49% for the quarter ended March 31, 2008 to 59% for the quarter ended March 31, 2009.  This increase was primarily attributable to the better turbine pricing achieved in the sales that occurred in 2008.

Operating Expenses

General and Administrative Expenses.  General and administrative expenses increased by approximately $415,000, or 860%, from approximately $48,000 for the quarter ended March 31, 2008 to approximately $463,000 for the quarter ended March 31, 2009.  The large increase was primarily attributable to approximately $355,000 of legal, audit and advisory expenses incurred in connection with the increased costs of being a public reporting company, subsequent audit costs over the NextGen acquisition, securities registration filings, legal services for legislative support, and accounting services support. Of this amount, we believe that approximately $200,000 represent one-time costs associated with these professional services.  The increase in general and administrative expenses in 2008 also included increased expenses for travel and supplies in relation to the increased number of employees and activity surrounding project management and administration.

Payroll and Employee Benefits.  Payroll and employee benefits expenses increased by approximately $321,000, or 419%, from approximately $76,000 for the quarter ended March 31, 2008 to approximately $397,000 for the quarter ended March 31, 2009.  Of this increase, approximately $110, 000 was attributable to the addition of a new company president and chief financial officer and the increased rate of pay for the current chief executive officer, approximately $94,000 was attributable to stock-based compensation expenses and the remaining increase was attributable to the addition of nine employees versus the quarter ended March 31, 2008.

Wind Farm Management Expenses.  Wind farm management expenses increased by approximately $51,000 or 100%, from approximately $51,000 for the quarter ended March 31, 2008 to approximately $102,000 for the quarter ended March 31, 2009.  This increase was primarily due to the incurrence of one-time costs incurred to upgrade wind farm facilities as requested by the major equity investor in the projects.

Other income and expense.  Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force 07-5 whereby the the detachable warrants issued in conjunction with the 2008 private placement must be accounted for as a derivative instrument. During the quarter ended March 31, 2009, we recorded a gain of approximately $1,350,000 from the change in the fair value of the underlying warrants using the Black Scholes method. In the future, we will be making additional adjustments to the fair value of these warrants on a quarterly basis as long as the warrants are currently outstanding with the down-round protection provisions that are included in the agreements with the warrant holders.

We recorded approximately $35,000 of investor relations expenses in the quarter ended March 31, 2009. These expenses were paid from a $500,000 restricted cash fund that had been set up in June 2008 stemming from the 2008 private placement.  There were no investor relations expenses in quarter ended March 31, 2008.

Net Income
For the reasons described above, net income increased by approximately $407,000 from approximately $137,000 for the quarter ended March 31, 2008 to $544,000 for the quarter ended March 31, 2009. Excluding the gain recognized from the recording of the warrant derivatives, the net loss for March 31, 2009 would have been $805,000.

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral.

Property, Plant and Equipment

As of March 31, 2009 and 2008, we held approximately $369,000 and $344,000 in net book value of property, plant and equipment, respectively. These assets included land, buildings, office equipment, shop equipment and service vehicles.

Liquidity and Capital Resources

At March 31, 2009, we carried $3,194,000 in cash and short term-investments on the balance sheet primarily due to the 2008 private placement. However, $700,000 of the short-term investments has been designated as security for the bank notes payable of approximately $697,000 and therefore have been reflected in current assets as a restricted asset. In order to provide additional protection to our cash, we obtained an excess deposit insurance bond (at a cost of $7,089) for our wholly-owned subsidiary, Juhl Energy, with respect to cash and certificates of deposit carried in Juhl Energy’s name at First Farmers & Merchants National Bank. The insurance bond increased our deposit insurance protection to $4,500,000 and is effective through February 25, 2011.

We have incurred additional operating costs, especially in the area of professional fees, since becoming a public reporting company. At the same time, we will continue our internal efforts to arrange financing terms for each project under development. The ability to obtain debt and equity financing is a material factor in producing our future revenue streams and cash flow. We expect to generate positive cash flow when we close on equity financings and begin construction of two projects, Grant County and Valley View, in 2009. Construction is expected to begin in the third quarter of 2009.

Due to the anticipated increased demand for power from alternative energy sources in 2009, we believe the demand for our services, and therefore our revenues, will be stable or will increase in the foreseeable future. Based on our anticipated level of revenues, we believe that funds generated from operations, together with existing cash and cash available from construction and consulting activities, will be sufficient to finance our operations and planned capital expenditures through the next twelve months.

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

Net cash generated from operating activities was approximately $207,000 for the quarter ended March 31, 2008, and net cash used in operating activities was approximately $164,000 for the quarter ended March 31, 2009. The change in net cash from operating activities of  $369,000 is primarily due to the increased operating expenses such as payroll and professional services fees. These increased expenses were highlighted above in the discussion and analysis of Operating Expenses.

Net cash used in investing activities was approximately $89,000 for the quarter ended March 31, 2008 and approximately $38,000 for the quarter ended March 31, 2009.   The change in net cash used in investing activities in 2008 primarily relates to reimbursable project costs incurred on wind farm projects where Juhl Wind is currently the project developer. The net cash used in investing activities in 2009 relates to the purchase of equipment and a vehicle.

Our net cash flow used in financing activities was approximately $6,000 for the quarter ended March 31, 2008, and net cash generated from financing activities was approximately $85,000 for the quarter ended March 31, 2009.  Additional financing activities in 2009 included $50,000 in new borrowings to support NextGen working capital needs, along with approximately $35,000 from a restricted cash fund to pay investor relations expenses.

We maintain an escrow cash account funded by the proceeds received from the Series A convertible preferred stock we issued in the 2008 private placement, which occurred during the second quarter of 2008. The funds are to be used only for investor relations initiatives.  As of March 31, 2009, we had a balance of approximately $230,000 in the account. Also, 15% of the gross proceeds generated from the exercise of the warrants attached to this Series A convertible preferred stock be placed in the account.

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

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with participation of our President and Chief Financial Officer (CFO), as of the end of the period covered by this report, our President and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), are ineffective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. For a discussion of the changes made, refer to the Remediation of Material Weaknesses in Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting as Previously Reported on Form 10-K

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2009, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

a) none
b) none

Appointment of Chief Financial Officer

On January 26, 2009, John J. Brand became our Chief Financial Officer.  Immediately prior to joining Juhl Wind, and since 2002, Mr. Brand served as the Chief Financial Officer of CMS Direct, Inc.  Mr. Brand is a former certified public accountant. He has also held Chief Financial Officer and division controllership positions in both public and private companies in technology, business services and energy-related businesses. In addition, Mr. Brand has 14 years of audit and tax experience in public accounting firms, including Grant Thornton. Mr. Brand earned a B.S. in Accounting from St. Cloud State University.  In connection with his appointment, Mr. Brand entered into an employment agreement with us (to be formalized in writing following Mr. Brand’s first six months of employment with the Company), pursuant to which he was granted an option with immediate vesting to purchase 25,000 shares of our common stock.  Options to purchase an additional 75,000 shares of our common stock will be granted following the first six months of Mr. Brand’s employment.

Appointment of New Director

On January 14, 2009, General Wesley Clark (ret.) became a director of our Company.  General Clark has enjoyed a distinguished career that began with his graduation from West Point as first in his class. In 1966, he was awarded a Rhodes scholarship to Oxford University, where he earned a Masters in Politics, Philosophy and Economics. During thirty-four years of service in the United States Army, Wesley Clark rose to the rank of four-star general as NATO’s Supreme Allied Commander, Europe. After his retirement in July 2000, he became an investment banker, author, commentator and businessman. In August 2000, General Clark was awarded the Presidential Medal of Freedom, the nation’s highest civilian honor. In 2003, he was also a candidate for the Democratic nomination for the U.S. Presidency. From July 2000 to February 2003, he was a consultant to and then the Managing Director of the Stephens Group Inc., a private investment bank. Since March 2003, he has been the Chairman and Chief Executive Officer of Wesley K. Clark & Associates, a business services and development firm based in Little Rock, Arkansas. In February 2006, General Clark joined Rodman & Renshaw Holdings, LLC, which controls Rodman & Renshaw, LLC, as Chairman of the Board and as a member of their Advisory Board. General Clark also serves on the boards of directors of AMG Advanced Metallurgical Group N.V., Argyyle Security, Inc., CVR Energy Inc., NutraCea Inc. and Prysmian S.P.A.  General Clark serves as a director under the terms of a letter agreement between the Company and General Clark dated January 13, 2009, a copy of which was filed as an exhibit to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.  The letter agreement provides for, among other things, annual cash compensation of $10,000, a grant of options to purchase 10,000 shares of the Company’s common stock, $1,500 per day compensation while conducting Company business and expense reimbursement during his term of office.

Waiver of Filing Deadline for amended S-1 Registration Statement

On May 13, 2009, we entered into an agreement with our holders of Series A Preferred Stock to waive the requirement that the Company respond to SEC comments. in connection with Amendment No. 2 of its Form S-1 registration statement filed on April 15, 2009, within 10 calendar days from receipt of such comments, as set forth in the Amendment Agreement dated March 27, 2009 between the parties.  Pursuant to the Waiver Agreement, the Company has until May 20, 2009 to respond to the SEC comments received on April 30, 2009 and to file its amended registration statement.  The Waiver Agreement is attached to this report as Exhibit 10.2.

Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

No.	Description

3.1	Articles of Incorporation of the Company [1]

3.2
Certificate of Amendment to Certificate of Incorporation amending, among other things, the name of MH & SC, Incorporated to Juhl Wind, Inc. filed June 20, 2008, and effective June 24, 2008, with the Delaware Secretary of State [2]

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock of Juhl Wind, Inc. filed June 24, 2008, with the Delaware Secretary of State[2]

3.4	Bylaws of the Company[1]

10.1	Letter Agreement dated January 13, 2009 between the Company and General Wesley K. Clark[3]

10.2	Waiver Agreement dated May 13, 2009 between Juhl Wind, Inc. and the holders of Series A Preferred Stock

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated herein by reference from the Company’s Registration Statement on Form S-B filed with the Securities and Exchange Commission on March, 31, 2007.

2 Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2008.

3Incorporated herein by reference from the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUHL WIND, INC.
(Registrant)

Date: May15, 2009	/s/ John Mitola
John Mitola
President