Form 10-Q
period 2009-06-30
Juhl Wind, Inc
filed 2009-08-14
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2009

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*
*The registrant has not yet been phased into the interactive data requirements.
Yes ☐   No ☐

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

Common Stock:  20,674,318 shares outstanding as of August 13, 2009.

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

JUHL WIND INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

	JUNE 30,	DECEMBER 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,083,460	$1,310,789
Restricted Cash	361,921	264,557
Accounts Receivable
Net of an allowance of $0 and $10,000 at June 30, 2009 and December 31, 2008	53,247	44,007
Short Term Investments and Accrued Interest Receivable	1,338,247	1,306,775
Short Term Investments - Restricted	700,000	700,000
Unbilled Receivables, at net realizable value	200,848	250,699
Inventory	293,689	403,118
Reimbursable Project Costs	91,358	147,800
Other Current Assets	231,829	97,727
Current Deferred Income Taxes	224,000	422,000
TOTAL CURRENT ASSETS	6,578,599	4,947,472

PROPERTY AND EQUIPMENT (Net)	384,955	344,124

GOODWILL	227,998	227,998

OTHER ASSETS
Deferred Income Tax Asset	212,000	14,000
Project Development Costs	307,000	302,000
Intangible Assets	-	72,000
TOTAL OTHER ASSETS	519,000	388,000

TOTAL ASSETS	$7,710,552	$5,907,594

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$613,284	$250,285
Accrued Expenses	128,970	346,019
Deferred Revenue	697,166	332,541
Notes Payable	571,791	646,791
TOTAL CURRENT LIABILITIES	2,011,211	1,575,636

SERIES A CONVERTIBLE PREFERRED STOCK
$.0001 par value, 20,000,000 authorized, 5,160,000 issued
and outstanding as of December 31, 2008	-	3,342,954

STOCKHOLDERS' EQUITY
Preferred Stock, 20,000,000 shares authorized
Series A Convertible Preferred Stock - $.0001 par value,
5,160,000 issued and outstanding at June 30, 2009	2,703,742	-
Series B Convertible Preferred Stock - $.0001 par value,
6,607,006 issued and outstanding at June 30, 2009	15,704,903	-
Common Stock - $.0001 par value; 100,000,000 shares authorized,
20,466,333 and 20,183,213 issued and outstanding as of	2,046	2,018
June 30, 2009 and December 31, 2008, respectively
Subscription Receivable from Series B Convertible Preferred Stock	(196,710)	-
Additional Paid-In Capital	-	2,740,788
Accumulated Deficit	(12,514,640)	(1,753,802)
TOTAL STOCKHOLDERS' EQUITY	5,699,341	989,004

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,710,552	$5,907,594

The accompanying notes are an integral part of these consolidated statements

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTERS ENDED JUNE 30, 2009 AND 2008

	2009			2008
	(unaudited)			(unaudited)

REVENUE
Wind Farm Development and Management	$200,980	62.9%		$124,032	43.6%
Turbine Sales & Service	88,660	27.7		134,250	47.2
Related Party Revenue	28,828	9.0		21,518	7.6
Other Operating Income	1,200	0.4		4,398	1.6
TOTAL REVENUE	319,668	100.0		284,198	100.0

COST OF GOODS SOLD	112,804	35.3		138,313	48.7

GROSS PROFIT	206,864	64.7		145,885	51.3

OPERATING EXPENSES
General and Administrative Expenses	353,396	110.6		297,299	104.6
Investor Relations Expenses	18,095	5.7		-	-
Payroll and Employee Benefits	696,280	217.8		186,367	65.6
Windfarm Management Expenses	33,789	10.6		22,938	8.1
TOTAL OPERATING EXPENSES	1,101,560	344.6		506,604	178.3
OPERATING LOSS	(894,696)	(279.9)		(360,719)	(126.9)

OTHER INCOME (EXPENSE)
Interest Income	16,018	5.0		-	-
Interest Expense	(8,183)	(2.6)		(7,917)	(2.8)
Gain in Fair Value of Warrant Liability	848,966	265.6		-	-
Other Income (Expense)	31,318	9.8		-	-
TOTAL OTHER INCOME (EXPENSE)	888,119	277.8		(7,917)	(2.8)

LOSS BEFORE INCOME TAXES	(6,577)	(2.1)		(368,636)	(129.7)

INCOME TAX BENEFIT	-	0.0		(62,000)	(21.8)

NET LOSS	$(6,577)	(2.1	) %	$(306,636)	(107.9	) %

PREFERRED DIVIDENDS	103,200			6,880

SERIES B BENEFICIAL CONVERSION FEATURE	2,790,707			-

NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS	$(2,900,484)			$(313,516)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	20,462,318			15,566,484

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.14)			$(0.02)

The accompanying notes are an integral part of these consolidated statements

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009		2008
	(unaudited)		(unaudited)

REVENUE
Wind Farm Development and Management	$332,834	49.8%	$263,330	34.5%
Turbine Sales & Service	282,368	42.3	450,683	59.0
Related Party Revenue	50,813	7.6	43,283	5.7
Other Operating Income	1,929	0.3	6,232	0.8
TOTAL REVENUE	667,944	100.0	763,528	100.0

COST OF GOODS SOLD	283,956	42.5	296,161	38.8

GROSS PROFIT	383,988	57.5	467,367	61.2

OPERATING EXPENSES
General and Administrative Expenses	816,999	122.3	345,862	45.3
Investor Relations Expenses	52,921	7.9	-	-
Payroll and Employee Benefits	1,094,049	163.8	262,874	34.4
Windfarm Management Expenses	135,966	20.4	73,957	9.7
TOTAL OPERATING EXPENSES	2,099,935	314.4	682,693	89.4
OPERATING LOSS	(1,715,947)	(256.9)	(215,326)	(28.2)

OTHER INCOME (EXPENSE)
Interest Income	40,221	6.0	-	-
Interest Expense	(16,851)	(2.5)	(16,012)	(2.1)
Gain in Fair Value of Warrant Liability	2,198,671	329.2	-	-
Other Expense	31,618	4.7	-	-
TOTAL OTHER INCOME (EXPENSE)	2,253,659	337.4	(16,012)	(2.1)

INCOME (LOSS) BEFORE INCOME TAXES	537,712	80.5	(231,338)	(30.3)

INCOME TAX BENEFIT	-	0.0	(62,000)	-

NET INCOME (LOSS)	$537,712	80.5%	$(169,338)	(30.3	) %

PREFERRED DIVIDENDS	206,400		6,880

SERIES B BENEFICIAL CONVERSION FEATURE	2,790,707		-

NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS	$(2,459,395)		$(176,218)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	20,333,537		15,383,333

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.12)		$(0.01)

The accompanying notes are an integral part of these consolidated statements

JUHL WIND INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009

			Convertible		Convertible
			Preferred Stock		Preferred Stock		Additional		Stock	Total
	Common Stock		Series A		Series B		Paid-In	Accumulated	Subscription	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	(Deficit)

BALANCE - December 31, 2008	20,183,213	$2,018	-	$-	-	$-	$2,740,788	$(1,753,802)	$-	$989,004
Cumulative effect of accounting change (note 4)				(529,133)		-	(1,438,201)	(10,609,482)		(12,576,816)

ADJUSTED BALANCE- January 1, 2009 (unaudited)	20,183,213	2,018	-	(529,133)	-	-	1,302,587	(12,363,284)	-	(11,587,812)
Removal of contingent redemption feature
of Series A preferred stock			5,160,000	3,342,954	-	-				3,342,954

Net income	-	-	-	-	-	-	-	537,712		537,712

Stock-based compensation	-	-	-	-	-	-	498,221	-		498,221

Common stock dividends issued to Series A preferred stockholders	283,120	28	-	(316,479)	-	-	507,231	-		190,780

Beneficial conversion feature of Series B preferred stock	-	-	-	-	-	2,790,707	(2,308,039)	(482,668)		-

Issuance of Series B and conversion of Series A warrants for Series B preferred stock, less offering costs of $10,000	-	-	-	-	6,607,006	12,914,196	-	-		12,914,196

Subscription receivable issued for issuance of Series B preferred stock									(196,710)	(196,710)

Series A 8% preferred stock dividend	-	-	-	206,400	-	-	-	(206,400)		-

BALANCE - June 30, 2009 (unaudited)	20,466,333	$2,046	5,160,000	$2,703,742	6,607,006	$15,704,903	$-	$(12,514,640)	$(196,710)	$5,699,341

The accompanying notes are an integral part of these consolidated statements

JUHL WIND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$537,712	$(169,338)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	99,027	23,792
Stock-Based Compensation	498,221	71,045
Provision for Uncollectible Accounts	(10,000)	45,446
Gain on Warrant Liability Fair Value	(2,198,671)	-
Liquidated Damages Expense	(31,316)	-
Change in Assets and Liabilities, Net of Contributed Company:
Accounts Receivable	760	77,307
Unbilled Receivable	49,851	(116,350)
Inventory	109,429	120,858
Reimbursable Project Costs	56,442	-
Other Current Assets	(134,100)	(1,654)
Interest receivable on short term investments	(27,483)	-
Accounts Payable	362,999	25,112
Accrued Expenses	5,049	116,802
Deferred Income Taxes	-	(79,000)
Deferred Revenue	364,625	135,279
NET CASH FROM (USED IN) OPERATING ACTIVITIES	(317,455)	249,299

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired from Community Wind Development Group, LLC	-	13,108
Cash Paid for Short-term Investments	(3,989)	-
Investment in Project Development Costs	(5,000)	(100,000)
Payments for Property and Equipment	(67,862)	(7,695)
NET CASH USED IN INVESTING ACTIVITIES	(76,851)	(94,587)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	(97,364)	-
Principal Payments on Notes Payable	(75,000)	(15,000)
Proceeds received through the issuance of
Series A preferred stock	-	4,099,825
Proceeds received through the issuance of
Series B preferred stock and conversion of warrants	2,339,341	-
Distributions to Shareholders	-	(216,899)
NET CASH FROM FINANCING ACTIVITIES	2,166,977	3,867,926

NET INCREASE IN CASH	1,772,671	4,022,638

CASH BEGINNING OF THE PERIOD	1,310,789	163,476

CASH END OF THE PERIOD	$3,083,460	$4,186,114

NONCASH INVESTING ACTIVITY
Equity Contribution of Net Assets and Liabilities of Common
Owned Company by Shareholder	$-	$5,438
NONCASH FINANCING ACTIVITY
Subscription receivable from issuance of Series B preferred stock	$196,710	$-
Private placement offering costs paid directly from gross proceeds	$-	$560,175
Private placement offering costs included in accounts payable	$-	$31,950
2008 Private placement restricted cash deposit	$-	$500,000
Series A preferred stock dividend	$206,400	$-
Warrant liability recognition upon adoption of EITF 07-5	$12,576,816	$-
Fair value of warrant liability exchanged on Series B preferred stock	$10,378,145	$-
Accrued liquidated damages fees paid in the form of common stock	$222,000	$-

The accompanying notes are an integral part of these consolidated statements

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2009 AND 2008

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

CASH
The Company maintains cash balances at various financial institutions located in Minnesota. At times throughout the year cash balances may exceed the Federal Deposit Insurance Corporation insurance limits.  In August 2008, the Company obtained an excess deposit insurance bond to insure deposits up to an additional $2,400,000 beyond the FDIC coverage. The bond is effective August 2008 through February 2011.

ACCOUNTS RECEIVABLE
Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2009 AND 2008

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

INVENTORIES
Inventories, consisting primarily of parts and materials relating to the production of small scale wind turbines, are stated at the lower of average cost or market value.

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

GOODWILL
The Company’s goodwill resulted from its business acquisition of the minority interest of NextGen in October 2008. Goodwill and other intangible assets with indefinite lives are not amortized but instead tested at least annually for impairment. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the fair value of its goodwill and other intangible assets. We have assessed the impairment of goodwill as of June 30, 2009 as required pursuant to SFAS 142. No impairment of goodwill was considered necessary.

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
FOR THE QUARTERS ENDED JUNE 30, 2009 AND 2008

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of cash and equivalents, restricted cash, short term investments, receivables, payables, warrant liability approximates their fair value. The carrying amounts of notes payable approximate fair value because of the short maturity of these instruments.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements is a significant estimate based on a percentage of estimated project costs; reliability of accounts receivable; valuation of deferred tax assets, inventory, stock based compensation and warrants, goodwill, intangible asset, income tax uncertainties, fair value of warrant liability, and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date. Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

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

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2009 AND 2008

EARNINGS PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares and share equivalents outstanding during the period. As of June 30, 2009, the Company had 1,685,000 unit equivalents outstanding relating to outstanding stock options and warrants. As of June 30, 2008, the Company had 8,310,000 share equivalents outstanding relating to outstanding stock options and warrants.  At June 30, 2009 and 2008, the effects of the share equivalents were excluded from the computation of diluted shares outstanding as their effects would be anti-dilutive, due to the Company’s net loss attributable for common stockholders for these periods.

INCOME TAXES
The Company records income tax in accordance with FAS No. 109, “Accounting for Income Taxes.”  Under the provisions of FAS 109, deferred income taxes are provided for timing differences between financial statements and income tax reporting, primarily from the use of accelerated depreciation methods for income tax purposes, stock based compensation, accrued liabilities and warranty costs.  The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

RECLASSIFICATIONS
Certain reclassifications were made to the previously issued 2008 financial statements in the statement of operations and the statement of stockholders’ equity in order for comparability to the 2009. The 2008 financial statements have been adjusted to show activity from the pooling of interests transaction with Next Gen as discussed in Note 1.

SUBSEQUENT EVENTS
The Company has evaluated subsequent events through August 14, 2009, the date which the financial statements were available to be issued.

3.	PRIVATE PLACEMENT OF SERIES A 8% CONVERTIBLE PREFERRED STOCK AND COMMON STOCK WARRANTS

In June 2008, the Company completed a private placement consisting of shares of newly-created Series A 8% Convertible Preferred Stock (Series A), and detachable, five-year Class A, Class B and Class C warrants to purchase shares of common stock at an exercise price of $1.25 (Class A), $1.50 (Class B) and $1.75 (Class C) per share.  In total, the Company sold 5,160,000 shares of Series A Convertible Preferred Stock (convertible at any time into a like number of shares of common stock) and Class A, Class B and Class C Warrants to each purchase 2,580,000 shares of common stock, or an aggregate of 7,740,000 shares of common stock.  Such warrants were subsequently exercised or exchanged in June 2009 (see Note 4).  We also issued 2,250,000 shares of our common stock to Greenview Capital, LLC and unrelated designees at the closing of the transaction in consideration for merger advisory services.

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

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2009 AND 2008

Voting Rights of Series A

Holders of Series A are not entitled to vote their shares with the holders of our common stock, except for certain extraordinary corporate transactions, in which case they vote as a separate class. Holders of Series A Convertible Preferred Stock shall also have any voting rights to which they are entitled by Delaware law.

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

The Company recorded a liability and corresponding expense at December 31, 2008 in the amount of $258,879 to account for approximated liquidated damages and late fees to the holders of the Series A preferred shares.  The liquidated damages and late fees were related to the breach of covenants and rights contained in the Registration Rights Agreement, primarily as a result of the Company’s delay in successfully completing an effective registration statement, and to a lesser extent, the timely payment of quarterly dividends.  The Company and the holders of the Series A shares have agreed in writing in March 2009 to pay the $258,879 in the form of shares of common stock issuable over the period April 1 through October 1, 2009. In April 2009, the Company issued approximately 114,000 shares of common stock in payment of approximately $222,000 of this liability. The Company anticipates that approximately 23,000 additional shares of common stock will be issued in connection with the payment of the remaining liability. As of June 30, 2009, the remaining liability totals approximately $37,000, which is included in accrued expenses on the balance sheet.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2009 AND 2008

4.	ISSUANCE OF SERIES B CONVERTIBLE PREFERRED STOCK

On June 29, 2009, the Company entered into a Warrant Amendment Agreement with the holders of the Company’s Class A, Class B and Class C warrants, whereby the holders and the Company agreed that such warrants would be exercisable solely for the Company’s new Series B Convertible Preferred Stock (Series B).  In conjunction with this agreement, the holders of all classes of warrants exchanged their warrants, cash of approximately $2,339,000 and a subscription receivable totaling approximately $197,000 for 6,607,006 shares of the Company’s Series B. The subscription receivable along with accrued interest is due in full on December 31, 2009 and accrues interest at a rate of 8% per year.

Series B contains the following terms:

Conversion  Rights of Series B

At any time, each share of Series B is convertible into one share of common stock.  However, the number of shares of common stock issuable upon conversion of Series B is subject to adjustment upon the occurrence of certain customary events, including, among others, a stock split, reverse stock split or combination of our common stock; an issuance of our common stock or other securities as a dividend or distribution on the common stock; a reclassification, exchange or substitution of the common stock; or a capital reorganization of our company. The conversion price is reduced 25% if the Company fails to obtain combined revenues equal to at least $10,000,000 for the six months ending December 31, 2009.

Voting Rights of Series B

Holders of Series B are not entitled to vote their shares with the holders of our common stock, except for certain extraordinary corporate transactions, in which case they vote as a separate class. Holders of Series B shall also have any voting rights to which they are entitled by Delaware law.

Liquidation Rights of Series B

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of our company, the holders of Series B will be entitled to receive out of our assets available for distribution to stockholders, a pro rata liquidating distribution on a pari passu basis with holders of the Company’s common stock based on the number of shares convertible from the then outstanding Series B shares.  Liquidation does not include a change in control transaction or a merger or consolidation of the Company, any sale of all or substantially all of its assets in one transaction or series of related transactions, or any tender offer or exchange offer to which the holders of common stock are permitted to tender or exchange their shares for other securities, cash or property. Liquidation Rights of our Series A is expressly senior to the rights of Series B.

Redemption Rights of Series B

Series B may not be redeemed by the Company at any time.

Dividends Rights of Series B

Series B has no cumulative preferred dividend provisions.  Series B shall participate in any dividends declared and paid by Juhl on its common stock on an as-converted basis.

Anti-Dilution Rights of Series B

Series B contains provisions whereby at any time at least 25% of the Series B is outstanding, the Company may not issue rights, options or warrants to all holders of common stock entitling them to subscribe for or purchase shares of common stock at a price per share that is lower than the volume weighted average price on the date of the Series B agreement without issuing the same rights, options or warrants to all Holders on an as-converted to common stock basis.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2009 AND 2008

5.	WARRANT LIABILITY

The Company adopted Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”) effective January 1, 2009. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether our warrants or convertible preferred stock contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that the all of the outstanding warrants (until June 29, 2009 upon which all such warrants were either exercised or exchanged) contained such provisions thereby concluding they were not indexed to the Company’s own stock and must be treated as a derivative liability under SFAS 133.  Prior to the adoption of EITF 07-05 on January 1, 2009, the warrants were considered equity instruments.  The Company determined that while its convertible preferred stock (Series A and Series B) contains certain anti-dilution features, the conversion feature embedded within its convertible preferred stock does not require bifurcation under the guidance of SFAS 133.

In accordance with EITF 07-5 and SFAS 133, the Company, beginning on January 1, 2009, recognized these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these instruments of $12,576,816 was recognized as an adjustment to the opening balance of stockholders’ equity at January 1, 2009. The amounts recognized in the consolidated balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the instruments and the amounts recognized in the consolidated balance sheet upon the initial application of EITF 07-5.  In addition, the carrying value of Series A was reduced by $529,133 upon the adoption of EITF 07-5.  This reduction was due to the initial valuation allocated to preferred stock was determined using the relative fair value of Series A and the related warrants issued in the original transaction.  If the initial transaction would have been accounted for under EITF 07-5, Series A would have been valued using its residual value as the full fair value of the warrants would have had to been first allocated from the net proceeds of the transaction and then the remainder to the value of convertible preferred stock.

As discussed in note 4, the conversion of all classes of warrants to Series B eliminated the derivative accounting related to the warrant liability that was required under the adoption of EITF 07-5. Therefore, the warrants that were accounted for as a warrant liability were reclassified to stockholders’ equity at its then-current fair value at the date of the exchange.  Prior to the exchange, the Company re-measured the fair value of these instruments as of June 29, 2009, and recorded an $848,966 gain to the statement of operations for the three month period ended June 30, 2009 as the fair value of the warrant liability decreased to $10,378,145.  This amount is included in stockholders’ equity as a component of the carrying value of Series B.

The Company determined the fair value on June 29, 2009 of the warrant liability using the Black-Scholes valuation model. The assumptions used are noted in the following table:

Expected term	4 years
Risk-free interest rate	2.97%
Expected volatility	104%
Dividend yield	0%

Expected volatility is based on historical volatility of peer companies operating in a similar industry. The warrants have a transferability provision and based on guidance provided in SAB 107 for options issued with such a provision, we used the full contractual term as the expected term of the warrants. The risk free rate is based on the five-year U.S. Treasury security rates.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2009 AND 2008

As a result of the exchange, the Company has no warrants outstanding that require derivative accounting under SFAS 133.

6.	CONCENTRATIONS, RISKS AND UNCERTANTIES
The Company derived approximately 61% and 55% of its revenue from sales to five customers in 2009 and six customers in 2008, respectively. At June 30, 2009 and December 31, 2008, 56% and 63% of the Company's accounts receivable were due from four customers.  One customer comprises approximately 80% the Company’s unbilled receivables as of June 30, 2009 and December 31, 2008.

7.	INVENTORIES
Inventories consist of the following:

	June 30, 2009	December 31, 2008*
Materials and supplies	$293,689	$351,213
Work –in-progress	-	51,905
	$293,689	$403,118

*Derived from December 31, 2008 audited financial statements

8.	PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	June 30, 2009	December 31, 2008*
Land	$17,500	$17,500
Building and improvements	238,120	238,120
Equipment, including vehicles	336,184	268,326
Subtotal	591,804	523,946
Less Accumulated depreciation	(206,849)	(179,822)
Total	$384,955	$344,124

*Derived from December 31, 2008 audited financial statements

9.	INCOME TAXES
The Company files a consolidated tax return inclusive of each of its wholly-owned subsidiaries, DanMar, JEDI, and NextGen. The Company’s provision for income taxes includes only the effects of operating activities subsequent to the dates of acquisition as disclosed in Note 1 above, since each of the entities had elected Subchapter S status for all periods prior to acquisition. Upon acquisition, the Subchapter S elections were automatically terminated. No provision for income taxes is shown for the six month period ended June 30, 2008 since all the operating entities were taxed as Subchapter S corporations a significant portion of that period.

At the time the S corporation elections were terminated , the Company recorded deferred tax assets and liabilities arising from the anticipated timing differences recorded in the financial statements and income tax returns for various accrued expenses and the methods used in computing depreciation.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2009 AND 2008

The components of the deferred income tax asset and liability as of June 30, 2009 are as follows:

Current Deferred Income Tax Asset:
Accrued Vacation and Officer’s Compensation	$12,000
Liquidated Damages Provision	14,000
Reserves for Warranty	12,000
Net Operating Loss Carryforward	186,000
Total	$224,000

Non-Current Deferred Income Tax Asset:
Net Operating Loss Carryforward	629,000
Less Valuation Allowance	(397,000)
Total	$232,000

Non-current Deferred Income Tax Liability
Depreciation	$20,000

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the year ended June 30, 2009:

Statutory Tax Rate	$182,000	34.0%
States Taxes, Net of Federal Benefit	32,000	6.0
Nondeductible Expenses	(647,000)	(120.9)
Increase in Valuation Allowance	397,000	74.1
Other, Net	36,000	6.8
	$-	0.00%

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As of June 30, 2009, a valuation allowance of $397,000 has been recognized for deferred tax assets.

At June 30, 2009, the Company has a federal net operating loss carryforward of approximately $2 million which will begin to expire in the year 2028.

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

10.	STOCK-BASED COMPENSATION
The Company has a incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. As of June 30, 2009, the Company has 1,762,111 shares available for award under the plan.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2009 AND 2008

The Company has granted to key employees and directors of the Company, 1,135,000 options to purchase common shares under the above plan.  In addition, the Company issued an additional 500,000 stock options to a director in June 2009 outside of the plan. The outstanding stock options carry an exercise price ranging from of $1.00-$2.11 per share and expire ten years from the date of grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, underlying price ranging from $1.00 to $3.05, dividend yield of 0%, expected volatility ranging from 96% to 104%, risk-free interest rate of 4%, and average expected life of 6 years. Based on pricing model it was determined that approximately $404,683 of option related compensation was expensed in the three-month period ending June 30, 2009 and $498,221 for the six month period ended June 30, 2009. For the period ended June 30, 2008 option related compensation expense totaled approximately $2,200.

A summary of the Company’s outstanding stock options as of June 30, 2009 and changes during the period then ended is listed below:

Outstanding at December 31, 2008	620,000
Granted	1,015,000
Exercised	-
Expired	-
Forfeited	-
Outstanding at June 30, 2009	1,635,000

Options exercisable at the end of the period	497,907

As of June 30, 2009, there was approximately $1,868,000 of total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of 3 years.

In June 2008, the Company agreed to issue 50,000 common stock warrants to an investor relations consulting firm. These warrants vested over a six-month service period ending December 19, 2008 at which they were formally issued. These warrants allow the holder to purchase common stock at an exercise price of $7.00 for 25,000 and $10.00 for the other 25,000 shares. To determine fair value of the warrants the Company uses the Black-Scholes pricing model with the following assumptions, dividend yield of 0%, expected volatility of 96%, risk-free interest rate of 4%, and expected life of 5 years.  The Company recognized no expense during the period ended June 30, 2009. For the period ended June 30, 2008, the Company recognized approximately $6,400 in compensation expense related to this warrant.

11.	FAIR VALUE MEASUREMENTS

There were no financial assets or liabilities requiring fair value measurements as guided by Statement of Financial Accounting Standards No. 157 as of June 30, 2009.

The reconciliation of beginning and ending balances for financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) are as follows:

Warrant liability

Beginning Balance, January 1, 2009	$-
Recognition upon adoption of EITF 07-5	12,576,816
Gain on warrant liability fair value adjustment	(2,198,671)
Reclassification to equity (see Note 5)	(10,378,145)
Ending Balance, June 30, 2009	$-

Total unrealized gain included in earnings which are attributable to the change in unrealized gains or losses related to liability no longer held at the reporting date	$2,198,671

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2009 AND 2008

The Company’s Level 3 liability consists of the common stock warrants held by the preferred shareholders subject to redemption discussed in Note 5.  The fair value of the liability for the preferred stock warrants subject to redemption is estimated using the Black-Scholes option pricing model using internal observable and unobservable market input assumptions.

12.	BUSINESS SEGMENTS
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

       The following is information for each segment for the six-month periods ended June 30, 2009 and 2008:

	Wind Farm Development and Management	Consumer- Owned Renewable Energy	Consolidated
For the Six-Month Period Ended June 30, 2009
Wind farm development/mgmt	$332,834	$-	$332,834
Consumer-owned renewable energy	-	282,368	282,368
Related party revenue	50,813	-	50,813
Other	1,929	-	1,929

Total revenue	$385,576	$282,368	$667,944

Loss from operations	$(1,471,647)	$(244,300)	$(1,715,947)
Other income (loss), net	2,270,510	(16,851)	2,253,659

Income (Loss) before income tax benefit	$798,863	$(261,151)	$537,712

Identifiable assets at June 30, 2009	$1,149,491	$1,013,047	$2,162,538
Corporate assets			5,548,014
Total assets at June 30, 2009			$7,710,552

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2009 AND 2008

	Wind Farm Development and Management	Consumer- Owned Renewable Energy	Consolidated
For the Six-Month Period Ended June 30, 2008
Wind farm development/mgmt Management	$263,330	$-	$263,330
Consumer-owned renewable energy	-	450,683	450,683
Related party revenue	43,283	-	43,283
Other	6,232	-	6,232
Total revenue	$312,845	$450,683	$763,528
Income (loss) from operations	$(250,426)	$35,100	$(215,326)
Other income (loss), net	-	(16,012)	(16,012)
Income (loss) before income taxes	$(250,426)	$19,088	$(231,338)
Identifiable assets at June 30, 2008	$833,263	$574,460	$1,407,852
Corporate assets			4,499,742
Total assets at June 30, 2008			$5,907,594

13.	TRANSACTIONS WITH RELATED PARTIES
The Company provides wind farm management services to entities that are controlled by theCompany’s Chief Executive Officer and family members. This revenue is shown on the face of the consolidated statement of operations.  The fees are billed at rates similar to fee structures charged to unrelated parties.

14.	COMMITMENTS AND CONTINGENCIES
Development Agreements
The Company enters into development agreements with third parties for the development of wind projects. The development agreements call for development fees ranging from 1% to 5% of the total project cost. The development fees are due in three installments. Ten percent is due at the development agreement signing. Another 40% is due at the signing of the PPA agreement, and the remaining 50% is due at the commercial operation date of the project. As of June 30, 2009 and December 31, 2008, the Company was involved with various development agreements at different stages within the contracts. The Company was also involved with several new projects for which development agreements have not been signed.

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

15.	SUBSEQUENT EVENT
In July 2009, NextGen entered into an non-exclusive Manufacturing License and Reseller agreement with an unrelated company.  Under the terms of the agreement, NextGen will receive a license fee totaling $1,000,000 along with royalty fees from sales for each turbine sold.

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

Our projects are based on the formation of partnerships with the farmers upon whose land the wind turbines are installed.  Over the years, this type of wind power has been labeled “community wind power” because the systems are locally owned by the farmers themselves and/or other local stakeholders. Our Chairman and Chief Executive Officer, Dan Juhl, was one of the creators of community wind power in the United States. Community wind power is a specialized sector in the wind energy industry that differs from the large, utility-owned wind power systems that are also being built in the United States.  Community wind power is a form of community-based energy development (C-BED). Various states, including Minnesota, have enacted C-BED initiatives, which include mechanisms to support community wind power and are intended to make it easier for community wind power projects to be successful without putting an excessive burden on utilities.

Historically, landowners in rural areas could only benefit from the development of wind farms in their community by leasing their land to large wind developers. These large developers would then sell the wind energy to the local utility company and retain a majority of the project’s profits. We provide what we believe is a better alternative for local communities by specifically concentrating on C-BED community wind power projects that are locally owned by farmers, investors, businesses, schools, utilities, or other public or private local entities. As a result, we believe that community wind power projects keep more dollars in local communities, preserve local energy independence, and protect the environment. Our goal, and Mr. Juhl’s focus over the past years, is to share ownership with farmers and to build a network of farmer-owned community wind power systems.

Dan Juhl, our CEO, is an acknowledged expert in the wind power field and is considered a pioneer in the wind industry having been active in the field since 1978.  He was a leader in the passage of specific legislation supporting wind power development in the states of Minnesota and Nebraska.  John Mitola, our President, is also considered an expert in the energy field having focused his career on energy efficiency, demand side management and independent power development.   He has significant experience in the energy industry and electric industry regulation, oversight and governmental policy.

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

The Company’s involvement in the sale of consumer-owned renewable energy products commenced in November 2008 as a result of the acquisition of Next Generation Power Systems, Inc. (“NextGen”).  Prior to the acquisition, Dan Juhl had been a controlling shareholder in NextGen since it was organized in 2004.  The NextGen business restores small wind turbines in the 30 KW class for sale to consumers for on-site electricity generation.  NextGen also provides solar-powered systems that allow small businesses and consumers to generate or store electrical power for on-site use or emergency backup.   In July 2009, NextGen entered into a 20 year, non-exclusive Manufacturing License and Reseller Agreement with an Ohio entity for purposes of expanding  production and sale of small wind turbines. The agreement, among other things, specifies a sales territory, sales quota and requirements with regard to establishing a production facility. NextGen received $300,000 in cash in July as a part of this agreement with additional licensing payments of approximately $58,000 due over a twelve month period beginning September 1, 2009.

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

Factors Affecting Our Operating Results

Demand

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

In light of these factors and the resulting increase in demand for wind power, we believe that we are uniquely positioned to experience significant year-over-year growth and development of specific community wind farms throughout the United States. We can provide full-scale development of wind farms across the range of required steps including performing initial feasibility studies, assisting in power purchase negotiations, arranging equity and debt project financing, providing equipment and  construction services, and managing operations.

Debt and Equity Financing Markets

Wind farm development projects are dependent on the ability to raise debt and equity financing to fund the turbine and substation components, construction costs and other development expenses. We assist project owners in identifying sources of debt and equity capital as a part of our development efforts. We have expended significant efforts in 2009 on behalf of two construction-ready wind farm projects to identify sources of debt and equity financing in order to proceed to the actual construction phase.  It is our belief that many wind farm project owners across the U.S. are facing similar difficulties in arranging project financing as well.  The difficulties in obtaining financing is  especially  evident within banking institutions who have liquidity issues resulting from the recent recessionary conditions and  a banking crisis that has led to U.S. government bailout programs and tight regulatory conditions.  The slowdown in new wind farm construction has led to increase in wind turbine inventory around the country, and we are observing that turbine suppliers are also becoming a source of capital in the construction financing of wind farm projects.  We expect credit conditions to improve and we will assist project owners in examining federal and loan guarantee programs as an additional means of securing project financing.

Site Selection

Wind, however, is intermittent and electricity generated from wind power can be highly variable. Good site selection and advantageous positioning of turbines on a selected site are critical to the economic production of electricity by wind energy. In our experience, the primary cost of producing wind-powered electricity is the turbine equipment and construction cost. As an intermittent resource, wind power must be carefully positioned into the electric grid along with other generation resources and we believe Juhl Wind has demonstrated the expertise necessary to work with local electric utilities to effect the proper integration plan.  As such, we intend to continue to identify new sites to produce wind energy through the community wind  power model throughout the United States and Canada with a focus on the Midwestern region of the U.S.

Recent Developments in Government Regulation

Recently enacted governmental regulations which affect the wind industry in general and the Company in particular include the following measures:

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

On June 24, 2008, we entered into a Securities Exchange Agreement with Juhl Energy Development, Inc. (“Juhl Energy”) and DanMar and Associates, Inc. (“DanMar”) (the “share exchange transaction”), as previously reported.  At that time, we succeeded to the wind farm development and management business of Juhl Energy and DanMar, and Juhl Energy and DanMar became our wholly-owned subsidiaries.

For accounting purposes, Juhl Energy was the acquirer in the share exchange transaction, and consequently the transaction is treated as a recapitalization of the company.  DanMar was accounted for in a manner similar to pooling of interests due to common control ownership.

On October 31, 2008, we acquired all of the issued and outstanding shares of common stock of NextGen.  Our acquisition of NextGen was accounted for in a manner similar to pooling of interests due to common control ownership. The assets and liabilities of NextGen were combined at historical cost for the portion (54%) under common control and at fair value for the non-controlling interest.  The revenue and expense activities of NextGen are included in the accompanying statement of operations for the periods ended June 30, 2009 and 2008. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this prospectus.

Juhl Energy, DanMar and NextGen’s financial statements are our historical financial statements.

Significant Accounting Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are used when accounting for revenue, stock-based compensation, allowance for doubtful accounts, impairment of goodwill and intangible assets, deferred income taxes, and contingencies among others.

Our management has discussed the development and selection of these significant accounting estimates with our board of directors and our board of directors has reviewed our disclosures relating to them.

Results of Operations

Comparison of Three-Month Periods and Six-Month Periods Ended June 30, 2009 and 2008

Overview

Our general activity for the three months ended June 30, 2009 was primarily focused on the bringing two projects, Valley View and Grant County, forward to construction in summer 2009. We also are involved with the ongoing development of 24 wind farms we have under development with various parties and in various stages of development. Our management believes that we are poised for growth as we now have improved our balance sheet liquidity necessary to work through our current projects under development and ability to develop future projects.

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

During the last fiscal year, we added new projects under development, underscoring the demand in the market and specifically for our form of community wind power.  We encountered difficult economic conditions with respect to the financing of wind development projects, and as such, we commissioned no new wind farm projects during 2008.  We continue to identify additional debt and equity financing sources in order to begin construction on two to three projects in 2009.

Revenue

Total revenue increased by approximately $36,000, or 12.6%, from approximately $284,000 for the quarter ended June 30, 2008, to approximately $320,000 for the quarter ended June 30, 2009.  Total Revenue decreased by approximately $96,000, or 12.6% from approximately  $764,000 for the quarter ended June 30, 2008, to approximately $668,000 for the six month period ended June 30, 2009.

In the wind farm development and management segment, which includes all related party revenue, revenue increased by approximately $84,000, or 57.5%, from approximately $146,000 for the quarter ended June 30, 2008 to approximately $230,000 for the quarter ended June 30, 2009.  Revenue increased by approximately $78,000, or 25.5%, from approximately $306,000 for the six months ended June 30, 2008 to approximately $384,000 for the six months ended June 30, 2009.  This increase is primarily attributable to an increase in the performance of feasibility consulting services together with wind farm maintenance service work.  We did not have any new development projects become operational in the six months ended June 30, 2009 due to the difficulty in obtaining project financing, primarily from the lending community. We expect project financing conditions to improve in the second half of 2009 due to the federal government intervention within the banking sector in the form of loan guarantees and the focus of the recent federal stimulus package as it relates to the energy industry.

Turbine Sales and Service revenue, which essentially is our consumer-owned renewable energy segment, decreased by approximately $46,000, or 34%, from approximately $134,000 for the quarter ended June 30, 2008 to approximately $88,000 for the quarter ended June 30, 2009.  Revenue decreased by approximately $169,000, or  37.5%, from approximately $451,000 for the six months ended June 30, 2008 to approximately $282,000 for the six months ended June 30, 2009.  This decrease was primarily attributable to a higher sales dollar volume in 2008 associated with tower components and installation whereas in 2009 the units sold did not require the special tower components.  We currently have sixteen wind turbines in backlog with expected ship dates in the third quarter or early fourth quarter depending on our the timing of  new components from suppliers.

Cost of Goods Sold

All of the costs classified in cost of goods sold relate to the NextGen segment and includes the purchase of previously used turbines, replacement parts, subcontract refurbishment services and project installation costs.  Costs of goods sold decreased by approximately $25,000, or 18.1%, from approximately $138,000 for the quarter ended June 30, 2008 to approximately $113,000 for the quarter ended June 30, 2009.  Cost of good sold decreased by approximately $12,000, or 4%, from approximately $296,000 for the six months ended June 30, 2008 to approximately $284,000 for the six months ended June 30, 2009.  Despite the decrease in Turbine Sales and Service of $169,000 for the six months ended June 30, 2009, cost of goods sold remained somewhat flat as the 2009 costs include the amortization of $72,000 in fair value of the customer backlog that had been recorded in conjunction with the October 2008 NextGen acquisition, together with a writedown of certain inventory components as a result of manufacturing and turbine design changes adopted by NextGen management.

Operating Expenses

General and Administrative Expenses.  General and administrative expenses increased by approximately $56,000, or 18.9%, from approximately $297,000 for the quarter ended June 30, 2008 to approximately $353,000 for the quarter ended June 30, 2009.  General and administrative expenses increased by approximately $471,000, or 136%, from approximately $346,000 for the six months ended June 30, 2008 to approximately $817,000 for the six months ended June 30, 2009. The large increase was primarily attributable to approximately $315,000 of professional fees incurred in connection with the increased costs of being a public reporting company, subsequent audit costs over the NextGen acquisition, securities registration filings, legal services for legislative support, and accounting services support. Of this amount, we believe that approximately $225,000 represent one-time costs associated with these professional services.  The increase in general and administrative expenses in 2008 also included increased expenses for travel and supplies in relation to the increased number of employees and activity surrounding project management, NextGen operations and administration. General and administrative expenses in 2008 also included a provision for bad debts of approximately $45,000.

Costs incurred in connection with the closing of the 2008 private placement and 2009 warrant exercise were netted against the proceeds from the sale of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, and therefore are not included in general and administrative expenses.

Payroll and Employee Benefits.  Payroll and employee benefits expenses increased by approximately $510,000, or 274%, from approximately $186,000 for the quarter ended June 30, 2008 to approximately $696,000 for the quarter ended June 30, 2009.  Payroll and employee benefits expenses increased by approximately $831,000, or 316%, from approximately $263,000 for the six months ended June 30, 2008 to approximately $1,094,000 for the six months ended June 30, 2009. With regard to the six month increase of $831,000, approximately $498,000 was attributable to stock-based compensation expense related to stock options, $75,000 was attributable to an increased number and rate of compensation for executive officers,  and the remaining part of the increase was primarily attributable to salaries and benefits for the addition of seven employees over the prior year.

Wind Farm Management Expenses.  Wind farm management expenses increased by approximately $11,000, or 46.5%, from approximately $23,000 for the quarter ended June 30, 2008 to approximately $34,000 for the quarter ended June 30, 2009.  Wind farm management expenses increased by approximately $62,000, or  83.8%, from approximately $74,000 for the six months ended June 30, 2008 to approximately $136,000 for the six months ended June 30, 2009. This increase of $74,000 was primarily due to the incurrence of one-time costs incurred to upgrade wind farm facilities as requested by the major equity investor in the projects.

Investor Relations Expenses. We recorded $18,000 of investor relations expenses in the quarter ended June 30, 2009, and approximately $53,000 for the six months ended June 30, 2009. These expenses were paid from a restricted cash fund stemming from the 2008 private placement and the June 2009 warrant exercise and exchange.  There were no investor relations expenses in quarter ended June 30, 2008.

Other income (expense).  Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force 07-5 whereby the the detachable warrants issued in conjunction with the 2008 private placement must be accounted for as a derivative instrument. During the quarter and six months ended June 30, 2009, we recorded a gain of approximately $849,000 and $2,199,000, respectively, from the change in the fair value of the underlying warrants using the Black Scholes method. In the future, we will be not making additional adjustments to the fair value of these warrants as the warrants are no longer outstanding  as a result of either exercise or exchange of such warrant instruments on June 29, 2009.

Operating Loss
Our Operating Loss increased by approximately $534,000, or 148%, from approximately $361,000 for the quarter ended June 30, 2008 to approximately $895,000 for the quarter ended June 30, 2009.  Operating Loss increased by approximately $1,500,000, from the operating loss of approximately $215,000 for the six months ended June 30, 2008 to operating loss of approximately $1,715,000 for the six months ended June 30, 2009.   The increase in operating loss is primarily attributable to the growth in general and administrative and payroll-related expenses as described above.

Net Income (Loss)
Net loss decreased by approximately $300,000, or 97.8%, from approximately $307,000 for the quarter ended June 30, 2008 to approximately $7,000 for the quarter ended June 30, 2009.  Net income increased by approximately $707,000,from the net loss of approximately $169,000 for the six months ended June 30, 2008 to net income of approximately $538,000 for the six months ended June 30, 2009.  Our net income is significantly impacted by the fair value accounting over the warrant derivatives in the first six months of 2009 as described above under other income (expense).

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral.

Property, Plant and Equipment

As of June 30, 2009 and December 31, 2008, we held $385,000 and $344,000 in net book value of property, plant and equipment, respectively. These assets included land, buildings, office equipment, shop equipment and service vehicles.

Liquidity and Capital Resources

At June 30, 2009, we carried $5,121,000 in cash and short term-investments on the balance sheet primarily due to the 2008 private placement and the recent infusion of approximately $2,339,000 from the June 2009 exericse by holders of Series A Warrants.  However, $700,000 of the short-term investments has been designated as security for the bank notes payable of approximately $572,000 and therefore have been reflected in current assets as a restricted asset. In order to provide additional protection to our cash, we obtained an excess deposit insurance bond (at a cost of $7,089) for our wholly-owned subsidiary, Juhl Energy, with respect to cash and certificates of deposit carried in Juhl Energy’s name at First Farmers & Merchants National Bank. The insurance bond increased our deposit insurance protection by $2.4 million and is effective through February 25, 2011. In addition,  insurance coverages are available through the Federal Deposit Insurance Corporation to adequately insure the deposits.

We have incurred additional operating costs, especially in the area of professional fees, since becoming a public reporting company. At the same time, we will continue our internal efforts to arrange financing terms for each wind farm project under development. The ability to obtain debt and equity financing is a material factor in producing our future revenue streams and cash flow. We expect to generate positive cash flow when we close on equity and debt financings and begin construction of two projects, Grant County and Valley View. Construction is expected to begin in the third quarter of 2009. As a part of any debt or equity financing commitments with these projects,  we may be required or acquiesce to deferment of our development and construction services fees to the completion and closing of the respective projects. In the event that we agree to such a deferment, our operating cash flows will therefore be delayed until the successful completion of the project.

Due to the anticipated increased demand for power from alternative energy sources in 2009, we believe the demand for our services, and therefore our revenues, will be stable or will increase in the foreseeable future. Based on our anticipated level of revenues, we believe that funds generated from operations, together with existing cash and cash available from construction and consulting activities, will be sufficient to finance our operations and planned capital expenditures through the next 24 months.

We will continue to pursue new community wind farm developments to maintain an active backlog of projects. However, we cannot assure you that these actions will be successful. Should volumes and revenues decline to a level significantly below our current expectations, we would reduce capital expenditures and implement cost-reduction initiatives which we believe would be sufficient to ensure that funds generated from operations, together with existing cash and available borrowings under any open credit agreement.

Net cash generated used in operating activities increased by approximately $566,000, from the net cash generated from operating activities of approximately $249,000 for the six months ended June 30, 2008 to net cash used in operating activities of approximately $317,000 for the six months ended June 30, 2009.  The change in net cash used in operating activities of  $566,000 is primarily due to the increased operating expenses such as payroll and professional services fees. These increased expenses were highlighted above in the discussion and analysis of operating expenses.  We were able to secure customer deposits for ten small wind turbines in the second quarter which provided $380,000 of cash flow from operations, and this is included in deferred revenue.

Net cash used in investing activities decreased by approximately $18,000, from the net cash used in investing activities of approximately $95,000 for the six months ended June 30, 2008 to net cash used in operating activities of approximately $77,000 for the six months ended June 30, 2009.  The change in net cash used in investing activities in 2008 primarily relates to reinvestment of cash into reimbursable project costs incurred on wind farm projects where Juhl Wind is currently the project developer. The net cash used in investing activities in 2009 primarily relates to the purchase of equipment and a vehicle.

Net cash provided by financing activities decreased by approximately $1,701,000, from the net cash provided by financing activities of approximately $3,868,000 for the six months ended June 30, 2008 to net cash provided by financing activities of approximately $2,167,000 for the six months ended June 30, 2009.  Additional financing activities in 2009 included $2,339,000 in cash received from the exercise and exchange of the Series A Warrants and issuance of Series B Preferred Stock in June 2009. This exercise of the Series A Warrants also involved a $196,710 receivable in the form of a 8% promissory note from one of our current stockholders with payment due by December 31, 2009.

We maintain an investor relations cash escrow account that was initially funded by $500,000 of proceeds received from the 2008 private placement, which occurred during the second quarter of 2008, and an additional $250,000 received from the exercise of Series A warrants and issuance of Series B Preferred Stock in June 2009.  The funds are to be used only for investor relations initiatives.  As of June 30, 2009, we had a balance of approximately $362,000 in the account.

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

Changes in Internal Control over Financial Reporting

There were changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. For a discussion of the changes made, refer to the Remediation of Material Weaknesses in Internal Control over Financial Reporting.

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

Management has conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of June 30, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.   In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2009:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2009, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

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

5.
 As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function.  However, Company management does review, and will increase the review of, financial statements and bank reconciliations on a monthly basis, together with the adoption of a monthly financial closing process. These actions, in addition to the improvements identified above, will minimize risk of a potential material misstatement occurring.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 29, 2009, the Company entered into an agreement (“Warrant Amendment Agreement”) with the holders of the Company’s Series A, Series B and Series C Warrants (“Existing Warrants”) whereby the holders and the Company agreed that the Existing Warrants would be exercisable solely for the Company’s Series B Convertible Preferred Stock as constituted by the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.  In conjunction with the Warrant Amendment Agreement, the holders of the Company’s Series A Warrants exercised 2,036,840 warrants at a price of $1.25 per share for net proceeds to the Company of approximately $2,546,050.   The Company used intends to utilize the net proceeds for working capital purposes.

On June 29, 2009, the Company entered into an agreement (“Securities Exchange Agreement”) with the holders of the Company’s Series A, Series B and Series C Warrants whereby the holders and the Company agreed to exchange the holders’ remaining Series A Warrants, and all of their Series B and Series C Warrants for 4,570,166 shares of the Company’s Series B Convertible Preferred Stock as constituted by the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

On June 26, 2009, the Company filed with the Secretary of State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock in connection with the Warrant Amendment Agreement and Securities Exchange Agreement described above.

The Company issued the Series B Convertible Preferred Stock in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

The Warrant Amendment Agreement, Securities Exchange Agreement and Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock were reported in the Company’s Current Report on Form 8-K filed with the U. S. Securities and Exchange Commission on July 1, 2009.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

a)	None
b)	None

Memorandum of Understanding

On April 13, 2009, the Company and the holders of the Company’s Series A 8% Convertible Preferred Stock entered into a Memorandum of Understanding regarding the registration of Holder Registrable Securities (as defined in the Registration Rights Agreement dated as of June 24, 2008) under the Company’s Form S-1 Registration Statement filed on October 22, 2008 and subsequently amended (the “Juhl Registration Statement”).  Pursuant to this Memorandum of Understanding, the parties confirmed, acknowledged and agreed regarding the pro rata reduction of Registrable Securities between the Holder Registrable Securities and Greenview Capital Registrable Securities (as defined in the Registration Rights Agreement), in order to comply with U. S. Securities and Exchange Commission guidance with respect to the amount of securities eligible for registration on the Juhl Registration Statement.

Amendment of Registration Rights Agreement and Rights of Series A Convertible Preferred Stock.

On May 13, 2009, the Company and the holders of the Company’s Series A 8% Convertible Preferred Stock entered into an agreement amending the penalty provisions (including liquidated damages) provided in the Registration Rights Agreement dated June 24, 2008 for failure to timely file and obtain effectiveness of a registration statement.  Under this agreement, the Company agreed to issue additional common stock to the holders of the Series A Convertible Preferred Stock at a price equal to 75% of the average of the immediately preceding 20 days’ daily volume weighted average price.  This issuance of common stock was in lieu of the liquidated damages set forth under the Registration Rights Agreement and constituted a waiver and deletion of redemption rights provided by the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock filed with the Delaware Secretary of State on June 24, 2008.

On June 11, 2009, the Company filed with the Secretary of State of Delaware an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock to reflect these agreements with the holders of the Series A Preferred Stock.

This amendment of the Registration Rights Agreement, rights of Series A 8% Convertible Preferred Stock and Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock were reported in the Company’s Current Report on Form 8-K filed with the U. S. Securities and Exchange Commission on June 15, 2009.

Declaration of Effectiveness of Registration Statement on Form S-1

On June 24, 2009, the U. S. Securities and Exchange Commission declared the Company’s Registration Statement on Form S-1, as amended, effective.  Our Registration Statement provided for the sale of up to 1,700,000 shares of our common stock, in accordance with the terms set forth therin, by selling stockholders as listed therein.

Employment Agreement with John J. Brand

On January 26, 2009, the Board of the Company appointed John J. Brand as Chief Financial Officer (“CFO”) of the Company under an employment arrangement with the understanding that the Company and Mr. Brand would enter into a formal written employment agreement following the first six months of Mr. Brand’s employment with the Company.  On August 13, 2009, the Company and Mr. Brand entered into an Executive Employment Agreement whereunder the Company will employ Mr. Brand as CFO for a term beginning as of August 13, 2009 and ending on December 31, 2011.  Mr. Brand’s initial monthly salary of the employment agreement will be $10,417 and will increase to $12,500 based on the occurrence of certain business events.  The Company will pay Mr. Brand an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by senior management and approved by the board of directors.  In connection with his employment agreement, Mr. Brand also received, in addition to an existing stock option grant in January 2009 to purchase an aggregate of 100,000 shares of our common stock exercisable at $1.95 per share according to the following vesting schedule:  25,000 shares on January 26, 2009; 25,000 shares on July 26, 2009; 25,000 shares on January 26, 2010; and 25,000 shares on July 26, 2010,  an additional stock option grant simultaneously with the Executive Employment Agreement to purchase an aggregate of 150,000 shares of our common stock exercisable at the closing price per share on August 13, 2009 with such options vesting over four years beginning September 1, 2009 through September 1, 2012.  Mr. Brand will receive an automobile allowance of $750 per month and other employee benefits provided to similarly-situated employees.  In the event Mr. Brand terminates his employment for good reason as defined within the agreement, he will receive severance compensation in the amount equal to 90 days’ pay.

Grant of Options to Director General Wesley Clark

On June 29, 2009, the Company granted stock options to its Director, General Wesley Clark, to purchase 500,000 shares of the Company’s common stock outside the Company’s stock option plan exercisable at $2.00 per share according to the following vesting schedule:  166,666 shares on June 26, 2009; 166,667 shares on June 26, 2010; and 166,667 shares on June 26, 2011.

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

3.4
Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock of Juhl Wind, Inc. filed June 11, 2009, with the Delaware Secretary of State[3]

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Juhl Wind, Inc. filed June 26, 2009, with the Delaware Secretary of State [4]

3.6	Bylaws of the Company[1]

10.1	Memorandum of Understanding dated April 13, 2009 between Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan[5]

10.2	Wavier Agreement dated May 13, 2009, between Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan[6]

10.3	Warrant Amendment Agreement dated June 29, 2009, between Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan[7]

10.4
Securities Exchange Agreement dated June 29, 2009, between Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan[7]

10.5	Form of Employment Agreement, dated August 13, 2009, between Juhl Wind, Inc. and John J. Brand

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1Incorporated herein by reference from the Company’s Registration Statement on Form S-B filed with the Securities and Exchange Commission on March, 31, 2007.

2Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2008.

3Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2009.

4Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2009.

5Incorporated herein by reference to the exhibits included with Amendment No. 2 to our Registration Statement on Form S-1 (registration no. 333-154617), filed with the Securities and Exchange Commission on April 15, 2009.

6Incorporated herein by reference to the exhibits included with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 15, 2009.

7 Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUHL WIND, INC.
(Registrant)

Date: August 14, 2009	/s/ John Mitola
John Mitola
President