Form 10-Q
period 2009-09-30
Juhl Wind, Inc
filed 2009-11-13
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2009

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

Common Stock:  20,914,318 shares outstanding as of November 11, 2009.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements of Juhl Wind, Inc. (“Juhl Wind” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission” or “SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2008, previously filed with the Commission, which are included in the Annual Report on Form 10-K filed on or about March 31, 2009.

JUHL WIND INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,569,732	$1,310,789
Restricted Cash	296,265	264,557
Accounts Receivable, net of an allowance of $0 and $10,000 at September 30, 2009 and December 31, 2008, respectively	145,731	44,007
Short Term Investments and Accrued Interest Receivable	1,352,633	1,306,775
Short Term Investments - Restricted	700,000	700,000
Unbilled Receivables, at net realizable value	65,271	250,699
Inventory	362,376	403,118
Reimbursable Project Costs	494,106	147,800
Other Current Assets	201,595	97,727
Current Deferred Income Taxes	31,000	422,000
TOTAL CURRENT ASSETS	6,218,709	4,947,472

PROPERTY AND EQUIPMENT (Net)	411,063	344,124

GOODWILL	227,998	227,998

OTHER ASSETS
Deferred Income Tax Asset	405,000	14,000
Project Development Costs	307,000	302,000
Intangible Assets	-	72,000
TOTAL OTHER ASSETS	712,000	388,000

TOTAL ASSETS	$7,569,770	$5,907,594

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$792,855	$250,285
Accrued Expenses	113,089	346,019
Customer Deposits	728,136	238,375
Deferred Revenue	442,583	94,166
Notes Payable	496,447	646,791
TOTAL CURRENT LIABILITIES	2,573,110	1,575,636

SERIES A CONVERTIBLE PREFERRED STOCK
$.0001 par value, 20,000,000 authorized, 5,160,000 issued and outstanding as of December 31, 2008	-	3,342,954

STOCKHOLDERS' EQUITY
Preferred Stock, 20,000,000 shares authorized
Series A Convertible Preferred Stock - $.0001 par value, 4,820,000 issued and outstanding at September 30, 2009	2,531,797	-
Series B Convertible Preferred Stock - $.0001 par value, 6,607,006 issued and outstanding at September 30, 2009	15,704,903	-
Common Stock - $.0001 par value; 100,000,000 shares authorized, 20,874,318 and 20,183,213 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	2,087	2,018
Subscription Receivable from Series B Convertible Preferred Stock	(196,710)	-
Additional Paid-In Capital	509,661	2,740,788
Accumulated Deficit	(13,555,078)	(1,753,802)
TOTAL STOCKHOLDERS' EQUITY	4,996,660	989,004

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,569,770	$5,907,594

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2009 AND 2008

	2009			2008
	(unaudited)			(unaudited)

REVENUE
Wind Farm Development and Management	$35,335	8.9%		$121,529	79.5%
Turbine Sales & Service	268,765	67.3		3,406	2.2
Related Party Revenue	86,633	21.7		22,532	14.8
Other Operating Income	8,363	2.1		5,344	3.5
TOTAL REVENUE	399,096	100.0		152,811	100.0

COST OF GOODS SOLD	230,907	57.9		84,048	55.0

GROSS PROFIT	168,189	42.1		68,763	45.0

OPERATING EXPENSES
General and Administrative Expenses	427,764	107.2		220,171	144.1
Investor Relations Expenses	128,141	32.1		181,285	118.6
Payroll and Employee Benefits	552,976	138.6		263,673	172.6
Windfarm Management Expenses	10,872	2.7		41,287	27.0
TOTAL OPERATING EXPENSES	1,119,753	280.6		706,416	462.3
OPERATING LOSS	(951,564)	(238.4)		(637,653)	(417.3)

OTHER INCOME (EXPENSE)
Interest Income	18,362	4.6		19,813	13.0
Interest Expense	(6,094)	(1.5)		(8,848)	(5.8)
Other Income (Expense)	1,490	0.4		-	0.0
TOTAL OTHER INCOME	13,758	3.4		10,965	7.2

LOSS BEFORE INCOME TAXES	(937,806)	(235.0)		(626,688)	(410.1)

INCOME TAX BENEFIT	-	0.0		(99,000)	(64.8)

NET LOSS	$(937,806)	(235.0	) %	$(527,688)	(345.3	) %

PREFERRED STOCK DIVIDENDS	102,608			103,200

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,040,414)			$(630,888)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	20,654,318			20,050,000

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.05)			$(0.03)

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009			2008
	(unaudited)			(unaudited)

REVENUE
Wind Farm Development and Management	$350,336	32.8%		$386,758	42.1%
Turbine Sales & Service	568,967	53.3		454,089	49.5
Related Party Revenue	137,446	12.9		65,709	7.2
Other Operating Income	10,290	1.0		11,576	1.2
TOTAL REVENUE	1,067,039	100.0		918,132	100.0

COST OF GOODS SOLD	499,234	46.8		395,318	43.1

GROSS PROFIT	567,805	53.2		522,814	56.9

OPERATING EXPENSES
General and Administrative Expenses	1,225,813	114.9		554,049	60.3
Investor Relations Expenses	181,437	17.0		181,285	19.7
Payroll and Employee Benefits	1,647,025	154.4		525,548	57.2
Windfarm Management Expenses	180,621	16.9		112,044	12.3
TOTAL OPERATING EXPENSES	3,234,896	303.2		1,372,926	149.5
OPERATING LOSS	(2,667,091)	(250.0)		(850,112)	(92.6)

OTHER INCOME (EXPENSE)
Interest Income	58,583	5.5		19,813	2.2
Interest Expense	(22,945)	(2.2)		(24,859)	(2.7)
Gain in Fair Value of Warrant Liability	2,198,671	206.1		-	-
Other Expense	32,664	3.1		-	-
TOTAL OTHER INCOME (EXPENSE)	2,266,973	212.5		(5,046)	(0.5)

LOSS BEFORE INCOME TAXES	(400,118)	(37.5)		(855,158)	(93.1)

INCOME TAX BENEFIT	-	0.0		(161,000)	(17.5)

NET LOSS	$(400,118)	(37.5	) %	$(694,158)	(75.6	) %

PREFERRED STOCK DIVIDENDS	309,008			110,080

SERIES B BENEFICIAL CONVERSION FEATURE	2,790,707			-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,499,833)			$(804,238)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	20,442,651			18,450,000

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.17)			$(0.04)

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 AND NINE MONTHS ENDED SEPTEMBER 30, 2009

			Convertible		Convertible
			Preferred Stock		Preferred Stock		Additional		Stock	Total
	Common Stock		Series A		Series B		Paid-In	Accumulated	Subscription	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	(Deficit)

BALANCE - December 31, 2008	20,183,213	$2,018	-	$-	-	$-	$2,740,788	$(1,753,802)	$-	$989,004
Cumulative effect of accounting change (note 5)				(529,133)		-	(1,438,201)	(10,609,482)		(12,576,816)

ADJUSTED BALANCE- January 1, 2009 (unaudited)	20,183,213	2,018	-	(529,133)	-	-	1,302,587	(12,363,284)	-	(11,587,812)
Removal of contingent redemption feature of Series A preferred stock			5,160,000	3,342,954	-	-				3,342,954

Net income (loss)	-	-	-	-	-	-	-	(400,118)		(400,118)

Stock-based compensation	-	-	-	-	-	-	716,198	-		716,198

Common stock dividends issued to Series A preferred stockholders	351,105	35	-	(419,679)	-	-	627,596	-		207,952

Beneficial conversion feature of Series B preferred stock	-	-	-	-	-	2,790,707	(2,308,039)	(482,668)		-

Issuance of Series B and conversion of Series A warrants for Series B preferred stock, less offering costs of $10,000	-	-	-	-	5,966,792	12,914,196	-	-		12,914,196

Subscription receivable issued for issuance of Series B preferred stock					640,214				(196,710)	(196,710)

Issuance of Common Stock upon conversion of Series A Preferred Stock	340,000	34	(340,000)	(171,353)			171,319			-

Series A 8% preferred stock dividend	-	-	-	309,008	-	-	-	(309,008)		-

BALANCE - September 30, 2009 (unaudited)	20,874,318	$2,087	4,820,000	$2,531,797	6,607,006	$15,704,903	$509,661	$(13,555,078)	$(196,710)	$4,996,660

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(400,118)	$(694,158)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	113,927	36,243
Stock-Based Compensation	716,198	174,083
Provision for Uncollectible Accounts	(10,000)	45,446
Gain on Warrant Liability Fair Value	(2,198,671)	-
Non-cash Liquidated Damages Expense	(32,540)	-
Change in Assets and Liabilities, Net of Contributed Company:
Accounts Receivable	(91,724)	114,839
Unbilled Receivable	185,428	(34,275)
Inventory	40,742	137,705
Reimbursable Project Costs	(346,306)	(147,000)
Other Current Assets	(103,868)	(206,173)
Interest Receivable on Short Term Investments	(34,451)	-
Accounts Payable	542,570	(5,233)
Accrued Expenses	7,562	14,588
Deferred Income Taxes	-	(161,000)
Deferred Revenue and Customer Deposits	838,178	233,622
NET CASH USED IN OPERATING ACTIVITIES	(773,073)	(491,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired from Community Wind Development Group, LLC	-	13,108
Cash Paid for Short-term Investments	(11,407)	-
Investment in Project Development Costs	(5,000)	-
Payments for Property and Equipment	(108,866)	(11,268)
NET CASH USED IN INVESTING ACTIVITIES	(125,273)	1,840

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Restricted Cash	(31,708)	181,285
Principal Payments on Notes Payable	(150,344)	(35,359)
Proceeds Received Through the Issuance of Series A Preferred Stock	-	4,099,825
Proceeds Received Through the Issuance of Series B Preferred Stock and Conversion of Warrants	2,339,341	-
Distributions to Shareholders	-	(216,899)
NET CASH FROM FINANCING ACTIVITIES	2,157,289	4,028,852

NET INCREASE IN CASH	1,258,943	3,539,379

CASH BEGINNING OF THE PERIOD	1,310,789	163,476

CASH END OF THE PERIOD	$2,569,732	$3,702,855

NONCASH INVESTING ACTIVITY
Equity Contribution of Net Assets and Liabilities of Common Owned Company by Shareholder	$-	$5,438
NONCASH FINANCING ACTIVITY
Subscription receivable from issuance of Series B preferred stock	$196,710	$-
Private placement offering costs paid directly from gross proceeds	$-	$560,175
Private placement offering costs included in accounts payable	$-	$31,950
2008 Private placement restricted cash deposit	$-	$500,000
Series A preferred stock dividend	$309,008	$110,080
Warrant liability recognition upon adoption of EITF 07-5	$12,576,816	$-
Fair value of warrant liability exchanged on Series B preferred stock	$10,378,145	$-
Accrued liquidated damages fees paid in the form of common stock	$240,490	$-

The accompanying notes are an integral part of these statements.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

LONG-LIVED ASSETS
Long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals.

GOODWILL
The Company’s goodwill resulted from its business acquisition of the minority interest of NextGen in October 2008. Goodwill and other intangible assets with indefinite lives are not amortized but instead tested at least annually for impairment. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the fair value of its goodwill and other intangible assets. We have assessed the impairment of goodwill and no impairment of goodwill was considered necessary.

STOCK OPTION PLANS
The Company recognizes compensation expense for employee stock options based on the estimated grant date fair value using the Black-Scholes option-pricing model. The Company accounts for unit based instruments granted to nonemployees under the fair value method. Unit based instruments usually are recorded at their underlying fair value.  In certain instances the fair value of the goods or services is used to determine the value of the equity instrument as it is a better measure of fair value.

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

Wind Farm Management and Maintenance Services
Revenues earned from administrative, management and maintenance services agreements are recognized as the services are provided. The administrative and management services agreements call for quarterly payments in advance or arrears of services rendered based on the terms of the agreement. The administrative and management services payments in advance are carried as deferred revenue and recognized monthly as services are performed. Maintenance services are generally billed on a time and materials basis.

Licensing Revenue
Revenues earned from licensing agreements are amortized straight line over the term of the agreement.

EARNINGS PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares and share equivalents outstanding during the period. As of September 30, 2009, the Company had 1,810,000 unit equivalents outstanding relating to outstanding stock options and warrants. As of September 30, 2008, the Company had 8,310,000 share equivalents outstanding relating to outstanding stock options and warrants.  At September 30, 2009 and 2008, the effects of the share equivalents were excluded from the computation of diluted shares outstanding as their effects would be anti-dilutive, due to the Company’s net loss attributable for common stockholders for these periods.

INCOME TAXES
Deferred income taxes are provided for timing differences between financial statements and income tax reporting, primarily from the use of accelerated depreciation methods for income tax purposes, stock based compensation, accrued liabilities, warranty costs, and net operating losses that are available to offset future taxable income.  The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

RECLASSIFICATIONS
Certain reclassifications were made to the previously issued 2008 financial statements in the statement of operations and the statement of stockholders’ equity in order for comparability to the 2009. The 2008 financial statements have been adjusted to show activity from the pooling of interests transaction with Next Gen as discussed in Note 1.

SUBSEQUENT EVENTS
The Company has evaluated subsequent events through November 13, 2009, the date which the financial statements were available to be issued.

3.	PRIVATE PLACEMENT OF SERIES A 8% CONVERTIBLE PREFERRED STOCK AND COMMON STOCK WARRANTS

In June 2008, the Company completed a private placement consisting of shares of newly-created Series A 8% Convertible Preferred Stock (Series A), and detachable, five-year Class A, Class B and Class C warrants to purchase shares of common stock at an exercise price of $1.25 (Class A), $1.50 (Class B) and $1.75 (Class C) per share.  In total, the Company sold 5,160,000 shares of Series A (convertible at any time into a like number of shares of common stock) and Class A, Class B and Class C Warrants to each purchase 2,580,000 shares of common stock, or an aggregate of 7,740,000 shares of common stock.  Such warrants were subsequently exercised or exchanged in June 2009 (see Note 4).  We also issued 2,250,000 shares of our common stock to Greenview Capital, LLC and unrelated designees at the closing of the transaction in consideration for merger advisory services.

Conversion Rights of Series A

At any time, each share of Series A is convertible into one share of common stock.  However, the number of shares of common stock issuable upon conversion of Series A is subject to adjustment upon the occurrence of certain customary events, including, among others, a stock split, reverse stock split or combination of our common stock; an issuance of our common stock or other securities as a dividend or distribution on the common stock; a reclassification, exchange or substitution of the common stock; or a capital reorganization of our company. Additionally, until June 24, 2010, the holders of Series A will have “full-ratchet” anti-dilution price protection, with limited exceptions for issuances under employee benefit plans and pursuant to transactions involving a strategic partner preapproved by the holders on a case-by-case basis. After June 24, 2010, the holders of Series A will have “weighted average” anti-dilution price protection.

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

The Company recorded a liability and corresponding expense at December 31, 2008 in the amount of $258,879 to account for approximated liquidated damages and late fees to the holders of the Series A preferred shares.  The liquidated damages and late fees were related to the breach of covenants and rights contained in the Registration Rights Agreement, primarily as a result of the Company’s delay in successfully completing an effective registration statement, and to a lesser extent, the timely payment of quarterly dividends.  The Company and the holders of the Series A shares have agreed in writing in March 2009 to pay the $258,879 in the form of shares of common stock issuable over the period April 1 through October 1, 2009. In April and July 2009, the Company issued approximately 135,000 shares of common stock in payment of approximately $240,500 of this liability. The Company anticipates that approximately 11,000 additional shares of common stock will be issued in connection with the payment of the remaining liability. As of September 30, 2009, the remaining liability totals approximately $18,000, which is included in accrued expenses on the balance sheet.

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

5.	WARRANT LIABILITY

We evaluated whether our warrants or convertible preferred stock contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that the all of the outstanding warrants (until June 29, 2009 upon which all such warrants were either exercised or exchanged) contained such provisions thereby concluding they were not indexed to the Company’s own stock and must be treated as a derivative liability.  Prior to January 1, 2009, the warrants were considered equity instruments.  The Company determined that while its convertible preferred stock (Series A and Series B) contains certain anti-dilution features, the conversion feature embedded within its convertible preferred stock does not require bifurcation or liability treatment.

The Company, beginning on January 1, 2009, recognized these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these instruments of $12,576,816 was recognized as an adjustment to the opening balance of stockholders’ equity at January 1, 2009. In addition, the carrying value of Series A was reduced by $529,133 due to the initial valuation allocated to preferred stock was determined using the relative fair value of Series A and the related warrants issued in the original transaction.  Series A would have been valued using its residual value as the full fair value of the warrants would have had to been first allocated from the net proceeds of the transaction and then the remainder to the value of convertible preferred stock.

As discussed in note 4, the conversion of all classes of warrants to Series B eliminated the derivative accounting related to the warrant liability. Therefore, the warrants that were accounted for as a warrant liability were reclassified to stockholders’ equity at its then-current fair value at the date of the exchange.  Prior to the exchange, the Company re-measured the fair value of these instruments as of June 29, 2009, and recorded an $848,966 gain to the statement of operations for the three month period ended June 30, 2009 as the fair value of the warrant liability decreased to $10,378,145.  This amount is included in stockholders’ equity as a component of the carrying value of Series B.

The Company determined the fair value on June 29, 2009 of the warrant liability using the Black-Scholes valuation model. The assumptions used are noted in the following table:

Expected term	4 years
Risk-free interest rate	2.97%
Expected volatility	104%
Dividend yield	0%

Expected volatility is based on historical volatility of peer companies operating in a similar industry. The warrants have a transferability provision therefore; we used the full contractual term as the expected term of the warrants. The risk free rate is based on the five-year U.S. Treasury security rates.

As a result of the exchange, the Company has no warrants outstanding that require derivative accounting.

6.	CONCENTRATIONS, RISKS AND UNCERTANTIES
The Company derived approximately 46% and 50% of its revenue from sales to six customers in 2009 and 2008, respectively. At September 30, 2009 and December 31, 2008, 69% and 56% of the Company's accounts receivable were due from four customers.  At September 30, 2009 and December 31, 2008. 100% and 80% of the Company’s unbilled receivables were attributable to three customers and one customer, respectively.

7.	INVENTORIES
Inventories consist of the following:

	September 30, 2009	December 31, 2008*
Materials and supplies	$316,401	$351,213
Work –in-progress	45,975	51,905
	$362,376	$403,118

*Derived from December 31, 2008 audited financial statements

8.	PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	September 30, 2009	December 31, 2008*
Land	$17,500	$17,500
Building and improvements	238,120	238,120
Equipment, including vehicles	365,428	268,326
Construction in process	11,765	-
Subtotal	632,813	523,946
Less Accumulated depreciation	(221,750)	(179,822)
Total	$411,063	$344,124

*Derived from December 31, 2008 audited financial statements

9.	INCOME TAXES
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

The components of the deferred income tax asset and liability as of September 30, 2009 and December 31, 2008 are as follows:

	2009	2008	*
Current Deferred Income Tax Asset:
Accrued Vacation and Officer’s Compensation	$12,000	$9,000
Liquidated Damages Provision	7,000	104,000
Reserves for Warranty	12,000	68,000
Net Operating Loss Carryforward	-	241,000
Total	$31,000	$422,000

Non-Current Deferred Income Tax Asset:
Stock Compensation Expense	325,000	38,000
Net Operating Loss Carryforward	1,013,000	-0-
Less Valuation Allowance	(915,000)	-0-
Total	$423,000	$38,000

Non-current Deferred Income Tax Liability
Depreciation	$18,000	$24,000

*Derived from December 31, 2008 audited financial statements

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the nine month period ended September 30, 2009:

Statutory Tax Rate	$(137,000)	34.0%
States Taxes, Net of Federal Benefit	(24,000)	6.0
Nondeductible Expenses	(846,000)	210.3
Adjustment to Net Operating Loss	114,000	(28.4)
Increase in Valuation Allowance	915,000	(227.4)
Other, Net	(22,000)	5.5
	$-	0.00%

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As of September 30, 2009, a valuation allowance of $915,000 has been recognized for deferred tax assets.

At September 30, 2009, the Company has a federal net operating loss carryforward of approximately $2.5 million which will begin to expire in the year 2028.

The Company uses a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. We have adopted a policy under which, if required to be recognized in the future, we will classify interest related to the underpayment of income taxes as a component of interest expense and we will classify any related penalties in general and administrative expenses in the consolidated statement of operations.

10.	STOCK-BASED COMPENSATION
The Company has a incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. As of September 30, 2009, the Company has 1,637,111 shares available for award under the plan.

The Company has granted to key employees and directors of the Company, 1,260,000 options to purchase common shares under the above plan.  In addition, the Company issued an additional 500,000 stock options to a director in June 2009 outside of the plan. The outstanding stock options carry an exercise price ranging from of $1.00-$2.11 per share and expire ten years from the date of grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, underlying price ranging from $1.00 to $3.05, dividend yield of 0%, expected volatility ranging from 96% to 104%, risk-free interest rate of 4%, and average expected life of 6 years. Based on pricing model it was determined that approximately $217,977 of option related compensation was expensed in the three-month period ending September 30, 2009 and $716,198 for the nine month period ended September 30, 2009. For the nine-month period ended September 30, 2008 option related compensation expense totaled approximately $174,083.

A summary of the Company’s outstanding stock options as of September 30, 2009 and changes during the period then ended is listed below:

Outstanding at December 31, 2008	620,000
Granted	1,140,000
Exercised	-
Expired	-
Forfeited	-
Outstanding at September 30, 2009	1,760,000

Options exercisable at the end of the period	562,903

As of September 30, 2009, there was approximately $1,311,000 of total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of 3 years.

In June 2008, the Company agreed to issue 50,000 common stock warrants to an investor relations consulting firm. These warrants vested over a six-month service period ending December 19, 2008 at which they were formally issued. These warrants allow the holder to purchase common stock at an exercise price of $7.00 for 25,000 and $10.00 for the other 25,000 shares. To determine fair value of the warrants the Company uses the Black-Scholes pricing model with the following assumptions, dividend yield of 0%, expected volatility of 96%, risk-free interest rate of 4%, and expected life of 5 years.  The Company recognized no expense during the period ended September 30, 2009. For the period ended September 30, 2008, the Company recognized approximately $6,400 in compensation expense related to this warrant.

11.	FAIR VALUE MEASUREMENTS

There were no financial assets or liabilities requiring fair value measurements as of September 30, 2009.

The reconciliation of beginning and ending balances for financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) are as follows:

Warrant liability

Beginning Balance, January 1, 2009	$-
Recognition upon adoption of EITF 07-5	12,576,816
Gain on warrant liability fair value adjustment	(2,198,671)
Reclassification to equity (see Note 5)	(10,378,145)
Ending Balance, September 30, 2009	$-

Total unrealized gain included in earnings which are attributable to the change in unrealized gains or losses related to liability no longer held at the reporting date	$2,198,671

The Company’s Level 3 liability consists of the common stock warrants held by the preferred shareholders subject to redemption discussed in Note 5.  The fair value of the liability for the preferred stock warrants subject to redemption is estimated using the Black-Scholes option pricing model using internal observable and unobservable market input assumptions.

11.	LICENSING ARRANGEMENT
In July 2009, NextGen entered into an non-exclusive Manufacturing License and Reseller agreement with an unrelated company. The agreement provides that NextGen will license its small turbine technology and, among other things, grants a right to manufacture units over a (20) year period. The agreement also provides for exclusive distribution rights  in certain areas of the United States.  NextGen will receive payments of $1 million for granting these rights under this agreement.  Revenue will be amortized over the 20 year period.   For the period ended September 30, 2009, licensing revenue of $8,333 is included in other revenue in the financial statements.  Licensing deferred revenue of approximately $408,000 is included on the balance sheet as of September 30, 2009 in deferred revenue.

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

The following is information for each segment for the nine-month periods ended September 30, 2009 and 2008:
	Wind Farm Development and Management	Consumer- Owned Renewable Energy	Consolidated
For the Nine-Month Period Ended September 30, 2009
Wind farm development/mgmt	$350,336	$-	$350,336
Consumer-owned renewable energy	-	568,967	568,967
Related party revenue Other	137,446 1,957	- 8,333	137,446 10,290

Total revenue	$489,739	$577,300	$1,067,039

Loss from operations	$(2,275,323)	$(391,768)	$(2,667,091)
Other income (loss), net	2,289,918	(22,945)	2,266,973
Income (Loss) before income tax benefit	$14,595	$(414,713)	$(400,118)

Identifiable assets at September 30, 2009	$1,655,208	$1,072,161	$2,727,369
Corporate assets			4,842,401
Total assets at September 30, 2009			$7,569,770

	Wind Farm Development and Management	Consumer- Owned Renewable Energy	Consolidated
For the Nine-Month Period Ended September 30, 2008
Wind farm development/mgmt Management	$386,758	$-	$386,758
Consumer-owned renewable energy	-	454,089	454,089
Related party revenue	65,709	-	65,709
Other	11,576	-	11,576
Total revenue	$464,043	$454,089	$918,132

Income (loss) from operations	$(749,681)	$(100,431)	$(850,112)
Other income (loss), net	19,813	(24,859)	(5,046)
Income (loss) before income taxes	$(729,868)	$(125,290)	$(855,158)

Identifiable assets at September 30, 2008	$1,364,783	$496,810	$1,861,593
Corporate assets			3,838,528
Total assets at September 30, 2008			$5,700,121

13.	TRANSACTIONS WITH RELATED PARTIES
The Company provides wind farm management services to entities that are controlled by the Company’s Chief Executive Officer and family members. This revenue is shown on the face of the consolidated statement of operations.  The fees are billed at rates similar to fee structures charged to unrelated parties.

14.	COMMITMENTS AND CONTINGENCIES
Development Agreements
The Company enters into development agreements with third parties for the development of wind projects. The development agreements call for development fees ranging from 1% to 5% of the total project cost. The development fees are due in three installments. Ten percent is due at the development agreement signing. Another 40% is due at the signing of the PPA agreement, and the remaining 50% is due at the commercial operation date of the project. As of September 30, 2009 and December 31, 2008, the Company was involved with various development agreements at different stages within the contracts. The Company was also involved with several new projects for which development agreements have not been signed.

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
Subsequent to the close of the third quarter, JEDI entered into a Development and Construction Services Agreement (the “Development Agreement”), with a project.  Under the Development Agreement, the Owner contracted with JEDI for the development, design, construction, installation, and financing of the project’s balance of plant. The Project’s balance of plant involves the installation of ten 2.0 MW wind turbine generators, which are the subject to a Turbine Supply Agreement between the project owner and the turbine supplier. JEDI, together with the other primary suppliers of the project, have also agreed to take a promissory note for a portion of the expected $8.5 million construction cost of the project together with security interest that is junior to the turbine supplier. JEDI’s primary subcontractor has also agreed to assist JEDI in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing is placed on the project.  As a part of this Development Agreement, the primary subcontractor’s note must be paid within 180 days of the substantial completion of the project, and if this does not occur, the subcontractor may exercise legal rights to demand payment from JEDI, including a right of foreclosure on the note delivered to JEDI by the project owners, which could, in turn, allow for conversion of amounts to project equity by JEDI or its primary subcontractor.

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

Overview of Our Business

Juhl Wind provides development, systems operation and maintenance, construction management, oversight and general consulting services to wind farm projects throughout the Midwestern United States. and also sells consumer-owned renewable energy products such as remanufactured small wind turbines and solar systems.  Our ultimate goal is to build medium to large-scale wind farms jointly owned by local communities, farm owners, environmentally concerned investors, and our Company.  The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power for use by the electric power industry.

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

Since 1999, we have developed 14 wind farms, accounting for approximately 117 megawatts of wind power, that currently operate in the Midwest region of the United States. We are presently engaged in various aspects of the development of 28 wind farms totaling an additional 450 megawatts of community wind power systems.

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

Historically, landowners in rural areas could only benefit from the development of wind farms in their community by leasing their land to large wind developers. These large developers would then sell the wind energy to the local utility company and retain a majority of the project’s profits. We provide what we believe is a better alternative for local communities by specifically concentrating on C-BED wind power projects that are locally owned by farmers, investors, businesses, schools, utilities, or other public or private local entities. As a result, we believe that community wind power projects keep more dollars in local communities, preserve local energy independence, and protect the environment. Our goal, and Mr. Juhl’s focus over the past years, is to share ownership with farmers and to build a network of farmer-owned community wind power systems.

Mr. Juhl, our CEO, is an acknowledged expert in the wind power field and is considered a pioneer in the wind industry having been active in this field since 1978.  He was a leader in the passage of specific legislation supporting wind power development in the states of Minnesota and Nebraska.  John Mitola, our President, is also considered an expert in the energy field having focused his career on energy efficiency, demand side management and independent power development.   He has significant experience in the energy industry and electric industry regulation, oversight and governmental policy.

Our management team has been involved in the wind power industry for more than 30 years. We have experience in the design, manufacture, maintenance and sale of wind turbines, as well as the full-scale development of wind farms. We hold contract rights, are involved with projects in development and under negotiation, and provide development activities in the wind power industry. Our contract rights relate to administrative services agreements which call for management and administrative services to be provided for six existing Minnesota wind farm developments.  Our assets include nine development services agreements, fourteen projects in early development stages, and five agreements to conduct wind power feasibility studies.

The Company’s involvement in the sale of consumer-owned renewable energy products commenced in November 2008 as a result of the acquisition of Next Generation Power Systems, Inc. (“NextGen”).  Prior to the acquisition, Dan Juhl had been a significant shareholder in NextGen since it was organized in 2004.  The NextGen business restores small wind turbines in the 30 KW class for sale to consumers for on-site electricity generation.  NextGen also provides solar-powered systems that allow small businesses and consumers to generate or store electrical power for on-site use or emergency backup.   In July 2009, NextGen entered into a 20 year, non-exclusive Manufacturing License and Reseller Agreement with an Ohio entity for purposes of expanding  production and sale of small wind turbines. The agreement, among other things, specifies a sales territory, sales quota and requirements with regard to establishing a production facility. NextGen received $300,000 in July as a part of this agreement with additional licensing payments of $700,000 due over a twelve month period beginning September 1, 2009.

Our strategy is to leverage our portfolio of existing projects and to take on new developments located in the Midwestern United States and Canada, where the following important  conditions exist for successful developments: acceptable wind resources, suitable transmission access and an appropriate regulatory framework providing acceptable power purchase agreements and long-term utility agreements. Based on our pipeline of projects, we believe that we will experience consistent growth in the number of projects completed and the number of projects for which we are providing operational oversight. We expect that the continued growth in our project pipeline will act as a key competitive advantage as the community wind power industry grows throughout the United States and Canada.

In order to maintain our competitive advantage in the community wind power industry, we have entered into a frame order agreement with a wind turbine generator supplier for the supply and purchase of wind turbine generators for certain of our community wind power projects through December 31, 2012.   This agreement gives us the assurance that we will have access to wind turbine generators for our community wind power projects currently in development.  Other features of this agreement with this turbine manufacturer is that the turbine manufacturer is committed to participate in financing certain projects and will provide us the ability to acquire equity in the turbine manufacturer under certain conditions.  The frame order agreement does not contain any minimum purchase commitment for wind turbines, although it does allow the Company to obtain an incentive in the form of stock warrants for the purchase of ownership interests of the turbine supplier if certain purchase levels are reached.

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

  Debt and Equity Financing Markets

Wind farm development projects are dependent on the ability to raise debt and equity financing to fund the turbine and substation components, construction costs and other development expenses. We assist project owners in identifying sources of debt and equity capital as a part of our development efforts. We have expended significant efforts in 2009 on behalf of two construction-ready wind farm projects to identify sources of debt and equity financing in order to proceed to the actual construction phase.   During the third quarter of 2009, we focused primarily on moving forward with the financing, development and construction phase of the 20 MW  wind generation facility in Grant County, Minnesota, consisting of 10 wind turbine generators and related interconnection facilities.  It is our belief that many wind farm project owners across the U.S. are facing similar difficulties in arranging project financing as well, particularly construction financing.  The difficulties in obtaining financing is  especially  evident within banking institutions who have liquidity issues resulting from the recent recessionary conditions and  a banking crisis that has led to U.S. government bailout programs and tight regulatory conditions.  The slowdown in new wind farm construction has led to increase in wind turbine inventory around the country, and we are observing that turbine suppliers are also becoming a source of capital in the construction financing of wind farm projects.  We expect credit conditions to improve and we will assist project owners in examining federal and loan guarantee programs as an additional means of securing project financing.

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

American Recovery and Reinvestment Act of 2009 (the “Recovery Act”).   On February 13, 2009 the 11th Congress passed a stimulus package known as The American Recovery and Reinvestment Act of 2009 (the “Recovery Act”).  The Recovery Act has the potential to substantially impact the market for renewable energy initiatives. Approximately $40 billion in spending was appropriated for clean energy initiatives and an additional $20 billion is estimated for new and modified tax incentives.  The Recovery Act contains a number of provisions that focus on the growth of the wind industry.  Some of the pertinent provisions of the Recovery Act include the following: (i) three-year extension of the federal wind energy production tax credit (PTC) so that eligible projects placed in service by the end of 2012 will qualify for the credit; (ii) option for a thirty percent (30%) investment tax credit (ITC) instead of the PTC; (iii) option to convert the ITC into a cash grant for wind projects placed in service before 2013; (iv)  eliminates the dollar cap on residential small wind and solar for ITC purposes, and (v) additional loan guarantees, bonds and tax incentives.   These programs enacted under the Recovery Act allow community wind farms, such as our Company, to take advantage of these funding opportunities.

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

On October 31, 2008, we acquired all of the issued and outstanding shares of common stock of NextGen.  Our acquisition of NextGen was accounted for in a manner similar to pooling of interests due to common control ownership. The assets and liabilities of NextGen were combined at historical cost for the portion (54%) under common control and at fair value for the non-controlling interest.  The revenue and expense activities of NextGen are included in the accompanying statement of operations for the periods ended September 30, 2009 and 2008. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this prospectus.

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

Results of Operations

Comparison of Three-Month Periods and Nine-Month Periods Ended September 30, 2009 and 2008

Overview

Our general activity for the three months ended September 30, 2009 was primarily focused on the bringing two wind farm projects in Minnesota, Woodstock and Grant County, forward to construction beginning in October of 2009.  The 20 megawatt Grant County wind farm project  commenced preliminary construction activities in October 2009, which is expected to be completed in the first quarter of 2010.  The .75 megawatt Woodstock wind farm project is expected to commence construction during the fourth quarter of 2009, and completion is expected during the first half of the next fiscal year.  We also are involved with the ongoing development of 26 additional wind farms that we have under development with various parties and in various stages of development. Our management believes that we are poised for growth as we now have improved our balance sheet liquidity necessary to work through our current projects under development and ability to develop future projects.

Our wind farm projects are based on the formation of partnerships with the farmers upon whose land the wind turbines are installed. Revenue is also derived from our work in the development of wind farms throughout the development process including four major components: feasibility studies, development fees, construction and operations and management oversight .

We hold contract rights, are involved with projects in development and under negotiation, and provide development activities in the wind power industry. Once wind farms are operational, we seek contract rights to provide administrative services agreements which call for management and administrative services to be provided to the operating wind farm. In addition, we occasionally provide turbine maintenance services on a time and materials basis as requested by project owners.

Due to the anticipated increased demand for electricity from alternative energy sources in 2009 and beyond, together with the stimulus from new federal government regulations, we believe the demand for wind energy developments and consumer-owned renewable energy products will be stable or will increase in the foreseeable future. We anticipate a steep increase in revenue in the fourth quarter of 2009 as a result of the commencement of construction services on two wind farm projects in Minnesota.    However, revenue is subject to shifts in timing due to delays in construction caused by Upper Midwest climate or other unforeseen circumstances.  The timing of our development fee revenue is also dependent on the ability of the wind farm projects to obtain permanent debt and equity financing.

During the last fiscal year, we added new projects under development, underscoring the demand in the market and specifically for our form of community wind power.  We encountered difficult economic conditions with respect to the financing of wind development projects, and as such, we commissioned no new wind farm projects during 2008 and through September 30, 2009.  In 2009, we have worked to align ourselves with environmentally concerned investors to provide financing options for investment in our projects.  During the third quarter, we worked to move forward on construction on one of our projects under development, the Grant County wind farm, which is approximately a 20 MW wind generation facility in Grant County, Minnesota, consisting of 10 wind turbine generators and related interconnection facilities in Grant County, Minnesota (the “Project”).

Subsequent to the close of the third quarter, as part of the Project, Juhl Energy entered into a Development and Construction Services Agreement (the “Development Agreement”), with each of the individual wind generator companies (a “Generator LLC”) who are also the members of Grant County Wind, LLC, a Minnesota limited liability company (each  Generator LLC and Grant County Wind, LLC, collectively the “Owner”).  Under the Development Agreement, the Owner contracted with Juhl Energy for the development, design, construction, installation, and financing of the Project’s balance of plant on property in which Owner will have control or an ownership interest. The Project’s balance of plant involves the installation of ten (10) 2.0 MW wind turbine generators, which are the subject of a Turbine Supply Agreement between the Owner and the turbine supplier. Juhl Energy, together with the other primary suppliers of the Project, has also agreed to take a promissory note for a portion of the expected $8.5 million construction cost of the Project together with security interest that is junior to the turbine supplier. Juhl Energy’s primary subcontractor has also agreed to assist Juhl Energy in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing is placed on the Project.   As a part of this Development Agreement, the primary subcontractor’s note must be paid within 180 days of the substantial completion of the project, and if this does not occur, the subcontractor may exercise legal rights to demand payment from Juhl, including a right of foreclosure on the note delivered to Juhl Energy by the Owners, which could, in turn, allow for conversion of amounts to project equity by Juhl Energy or its primary subcontractor.

Further in the third quarter, in order to continue our ability to develop projects in our pipeline, Juhl Energy has entered into a Frame Order Agreement with a turbine supplier (“Turbine Supplier”), whereby Turbine Supplier will supply certain wind turbine generators for our community wind power projects.  This Frame Order Agreement defines certain terms and conditions, including the scope of supply, pricing, and warranties of the wind turbine generators, that will be included in each Project Turbine Supply Agreement.  Each Project Turbine Supply Agreement will govern the supply and purchase of certain Turbine Supplier wind turbine generators for individual community wind power projects between October 1, 2009 and December 31, 2012.  Further, in addition to the rights and benefits provided under the Frame Order Agreement, Juhl Energy may be entitled to acquire equity in the parent company of the Turbine Supplier (“Parent”) through the issuance of warrants for the purchase of ordinary stock in the Parent, which shall be exercisable upon achieving certain milestones based on volume of turbines purchased, during the term of the Frame Order Agreement.  In addition, as part of the overall working relationship with the Turbine Supplier, we have entered into a letter of understanding whereby an affiliate of the Turbine Supplier  has agreed to invest equity into certain of our community wind power projects that use  its wind turbines.  We believe the  relationship with this Turbine Supplier will benefit our continued growth in the community wind power industry with the development and completion of further community wind power projects.

Revenue

Total revenue increased by approximately $246,000, or 161%, from approximately $153,000 for the quarter ended September 30, 2008, to approximately $399,000 for the quarter ended September 30, 2009.  Total revenue increased by approximately $149,000, or 16.2% from approximately $918,000 for the nine month period ended September 30, 2008, to approximately $1,067,000 for the nine month period ended September 30, 2009.

In the wind farm development and management segment, which includes all related party revenue, revenue decreased by approximately $22,000, or  15.3%, from approximately $144,000 for the quarter ended September 30, 2008 to approximately $122,000 for the quarter ended September 30, 2009.  Revenue increased by approximately $35,000, or 7.8%, from approximately $452,000 for the nine months ended September 30, 2008 to approximately $487,000 for the nine months ended September 30, 2009.  This decrease is primarily attributable to a delay in development of projects due to unforseen delays in financing, construction, and turbine supply.  We did not have any new development projects become operational in the nine months ended September 30, 2009 due to the difficulty in obtaining project financing, primarily from the lending community. We expect project financing conditions to improve in the fourth quarter of 2009 and into 2010 due to the federal government intervention within the banking sector in the form of loan guarantees and the focus of the recent federal stimulus package as it relates to the energy industry.

Turbine sales and service revenue, which essentially is our consumer-owned renewable energy segment, increased by approximately $266,000, from approximately $3,000 for the quarter ended September 30, 2008 to approximately $269,000 for the quarter ended September 30, 2009.  Revenue increased by approximately $114,000, or  25.3%, from approximately $454,000 for the nine months ended September 30, 2008 to approximately $569,000 for the nine months ended September 30, 2009.  The prior year revenues were impacted by the predecessor company’s need to focus on customer warranty and turbine design issues, together with its focus on preparation for sale of the turbine business to Juhl Wind.  The increase is also attributable to an increased volume of turbine units shipped in 2009. We currently have twelve wind turbines in backlog with expected ship dates in the fourth quarter depending on the timing of new components from suppliers.

In August 2009, we reported that the NextGen business entered into a $1 million, 20 year licensing and distribution arrangement with an Ohio company.  The revenue for this arrangement is being amortized over the twenty year period of the agreement. Revenue of $8,300 was included in the quarter ended September 30, 2009 from this arrangement.

  Cost of Goods Sold

All of the costs classified in cost of goods sold relate to the consumer-owned renewable energy segment and includes the purchase of previously used turbines, refurbishment parts, project installation costs and one-time amortization of costs associated with the purchase of the NextGen business.  Costs of goods sold increased by approximately $147,000, or 174% from approximately $84,000 for the quarter ended September 30, 2008 to approximately $231,000 for the quarter ended September 30, 2009.  Cost of goods sold increased by approximately $104,000, or 26.3%, from approximately $395,000 for the nine months ended September 30, 2008 to approximately $499,000 for the nine months ended September 30, 2009.  Cost of goods sold in 2009 includes the amortization of $72,000 in fair value of the customer backlog that had been recorded in conjunction with the October 2008 NextGen acquisition, together with a writedown of certain inventory components as a result of manufacturing and turbine design changes adopted by NextGen management.

Operating Expenses

General and Administrative Expenses.  General and administrative expenses increased by approximately $208,000, or 94.3%, from approximately $220,000 for the quarter ended September 30, 2008 to approximately $428,000 for the quarter ended September 30, 2009.  General and administrative expenses increased by approximately $672,000, or 121.2%, from approximately $554,000 for the nine months ended September 30, 2008 to approximately $1,226,000 for the nine months ended September 30, 2009. The increase was primarily attributable to approximately $350,000 of professional fees incurred in connection with the increased costs of being a public reporting company, subsequent audit costs over the NextGen acquisition, securities registration filings, legal services for legislative support, and accounting services support. Of this amount, we believe that approximately $225,000 represent one-time costs associated with these professional services.  The increase in general and administrative expenses over 2008 also included increased expenses for travel and supplies in relation to the increased number of employees and activity surrounding project management, NextGen operations and administration.

Payroll and Employee Benefits.  Payroll and employee benefits expenses increased by approximately $289,000, or 110%, from approximately $264,000 for the quarter ended September 30, 2008 to approximately $553,000 for the quarter ended September 30, 2009.  Payroll and employee benefits expenses increased by approximately $1,121,000, or  213%, from approximately $526,000 for the nine months ended September 30, 2008 to approximately $1,647,000 for the nine months ended September 30, 2009. With regard to the nine month increase of $1,121,000, approximately $668,000 of the increase was attributable to the increase in employee-based stock-based compensation expense over the nine months ended 2008  related to stock options, $110,000 was attributable to an increased number and rate of compensation for executive officers, and the remaining part of the increase was primarily attributable to salaries and benefits for the addition of  eight employees over the prior year.

Wind Farm Management Expenses.  Wind farm management expenses decreased by approximately $30,000, or 73.7%, from approximately $41,000 for the quarter ended September 30, 2008 to approximately $11,000 for the quarter ended September 30, 2009.  Wind farm management expenses increased by approximately $69,000, or  62%, from approximately $112,000 for the nine months ended September 30, 2008 to approximately $181,000 for the nine months ended September 30, 2009. The quarter-over-quarter decrease in expenses results from the termination of one wind farm administrative services agreement and the related contracted services are no longer being incurred. The year-to-date increase  in expenses was primarily due to the incurrence of one-time costs incurred to upgrade wind farm facilities as requested by the major equity investor in the project.

Investor Relations Expenses. Investor relations expenses decreased by approximately $53,000, or 29.2%, from approximately $181,000 for the quarter ended September 30, 2008 to approximately $128,000 for the quarter ended September 30, 2009.  Investor relations expenses on a year-to-date basis were flat, at $181,000 for both the nine months ended September 30, 2009 and 2008.  These expenses were paid from a restricted cash fund stemming from the 2008 private placement and the June 2009 warrant exercise and exchange.

Other income (expense). The Company, beginning on January 1, 2009, recognized its warrants (issued in connection with the 2008 private placement) as liabilities at their respective fair values. This accounting treatment was required under generally accepted accounting principles whereby the detachable warrants must be accounted for as a derivative instrument. As of the nine month period ended September 30, 2009, we recorded a gain of approximately $2,199,000 from the change in the fair value of the underlying warrants using the Black Scholes method.  The quarter ended September 30, 2009 did not include any adjustments to the fair value of these warrants as the warrants are no longer outstanding as a result of either exercise or exchange of such warrant instruments on June 29, 2009.

Operating Loss

Our Operating Loss increased by approximately $314,000, or 49.2%, from approximately $638,000 for the quarter ended September 30, 2008 to approximately $952,000 for the quarter ended September 30, 2009.  Operating Loss increased by approximately $1,817,000, from the operating loss of approximately $850,000 for the nine months ended September 30, 2008 to operating loss of approximately $2,667,000 for the nine months ended September 30, 2009.   The increase in operating loss is primarily attributable to the growth in general and administrative and payroll-related expenses as described above.

Net Loss

Net loss increased by approximately $410,000, or 77.7%, from approximately $528,000 for the quarter ended September 30, 2008 to approximately $938,000 for the quarter ended September 30, 2009.  Net loss decreased by approximately $294,000, or 42.4%, from the net loss of approximately $694,000 for the nine months ended September 30, 2008 to net loss of approximately $400,000 for the nine months ended September 30, 2009.  Our net loss is significantly impacted by the fair value accounting over the warrant derivatives and subsequent gain reported in the first nine months of 2009 as described above under other income (expense).

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral.

Property and Equipment

As of September 30, 2009 and December 31, 2008, we held $411,000 and $344,000 in net book value of property, plant and equipment, respectively. These assets included land, buildings, office equipment, shop equipment and service vehicles.

Liquidity and Capital Resources

At September 30, 2009, we carried approximately $4,622,000 in cash, restricted short term investments and short term-investments on the balance sheet primarily due to the 2008 private placement and the recent infusion of approximately $2,339,000 from the June 2009 exercise by holders of Series A Warrants.  However, $700,000 of the short-term investments has been designated as security for the bank notes payable of approximately $496,000 and therefore have been reflected in current assets as a restricted asset. In order to provide additional protection to our cash, we obtained an excess deposit insurance bond (at a cost of $7,089) for our wholly-owned subsidiary, Juhl Energy, with respect to cash and certificates of deposit carried in Juhl Energy’s name at First Farmers & Merchants National Bank. The insurance bond increased our deposit insurance protection by $2.4 million and is effective through February 25, 2011. In addition, insurance coverage is available through the Federal Deposit Insurance Corporation to adequately insure the deposits.

We have incurred additional operating costs, especially in the area of professional fees, since becoming a public reporting company. At the same time, we will continue our internal efforts to arrange financing terms for each wind farm project under development. The ability to obtain debt and equity financing is a material factor in producing our future revenue streams and cash flow. We expect to generate positive cash flow when we close on equity and debt financings related to the Grant County wind farm project. Construction is commenced in October 2009 and is expected to be completed in January 2010.  As a part of the financing commitments with the Grant County wind farm project, we agreed to defer our development and construction service fees to the completion and permanent financing of the project.  Our operating cash flows will therefore be delayed until the successful completion of the Grant County wind farm project.

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

Net cash used in operating activities increased by approximately $282,000, from the net cash used in operating activities of approximately $491,000 for the nine months ended September 30, 2008 to net cash used in operating activities of approximately $773,000 for the nine months ended September 30, 2009.  The change in net cash used in operating activities of $282,000 is primarily due to the increased operating expenses such as payroll and professional services fees as highlighted above in the discussion and analysis of operating expense , along with making reimbursable cost advances to future project developments.  To offset the impact of these costs and expenses on our operating cash flow, we collected $465,000 of customer deposits for twelve small wind turbines and we received approximately $417,000 in cash from the licensing and distributor arrangement in the NextGen business.

Net cash used in investing activities increased by approximately $127,000, from the net cash generated from investing activities of approximately $2,000 for the nine months ended September 30, 2008 to net cash used in operating activities of approximately $125,000 for the nine months ended September 30, 2009.  The change in net cash used in investing activities in 2008 primarily relates to reinvestment of cash into wind farm projects where Juhl Wind is currently the project developer, together with the purchase of production equipment for NextGen.

Net cash provided by financing activities decreased by approximately $1,872,000, from the net cash flow provided from financing activities of approximately $4,029,000 for the nine months ended September 30, 2008 to net cash provided by financing activities of approximately $2,157,000 for the nine months ended September 30, 2009.  Additional financing activities in 2009 included $2,339,000 in cash received from the exercise and exchange of the Series A Warrants and issuance of Series B Preferred Stock in June 2009. This exercise of the Series A Warrants also involved a $196,710 receivable in the form of a 8% promissory note from one of our current stockholders with payment due by December 31, 2009.

We maintain an investor relations cash escrow account that was initially funded by $500,000 of proceeds received from the 2008 private placement, which occurred during the second quarter of 2008, and an additional $250,000 received from the exercise of Series A warrants and issuance of Series B Preferred Stock in June 2009.  The funds are to be used only for investor relations initiatives.  As of September 30, 2009, we had a balance of approximately $296,000 in the account.

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

Revenues earned from licensing agreements are amortized straight line over the term of the agreement.

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

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation with participation of our President and Chief Financial Officer (CFO), as of the end of the period covered by this report, our President and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), are ineffective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our Principal Executive Officer, which is our President, and Principal Financial Officer, which is our Chief Executive Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 30, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.   In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2009:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2009, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

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

3.
 The Company has assessed control risks with the assistance of an outside consultant who has experience with Sarbanes Oxley compliance and has documented key accounting control areas. We expect to continue this effort through 2009 to meet attestation standards.

4.	We have established a formal delegation policy within the Company which provides business rules in conjunction with signing and approval authority by Company employees.

5.
 As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function.  However, Company management does review, and will continue to increase the review of, financial statements and bank reconciliations on a monthly basis, together with the adoption of a monthly financial closing process. These actions, in addition to the improvements identified above, will minimize risk of a potential material misstatement occurring.

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

Employment Agreement with John J. Brand

As previously reported on our Form 10-Q filed for the period ended June 30, 2009 with the SEC on August 14, 2009 (the “June 30 10Q”), the Company and Mr. Brand entered into an Executive Employment Agreement, as of August 13, 2009 (“Brand Employment Agreement”), whereunder the Company will employ Mr. Brand as Chief Financial Officer.  Terms of the Brand Employment Agreement were set forth in detail in the June 30 10Q.   The Brand Employment Agreement is included as an exhibit to this quarterly report on Form 10Q for the period ended September 30, 2009 as incorporated by reference to the June 30 10Q.

Waiver Agreement

On September 23, 2009, the Company and each of the purchasers of its Series A Preferred Stock entered into a Waiver Agreement waiving certain provisions of the Warrant Amendment Agreement among the same parties dated March 27, 2009.  The Waiver Agreement was included as an exhibit to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 30, 2009.

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock

The Company amended its Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock to supply inadvertently omitted information absent from the original Certificate.  The Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock was filed with Delaware Secretary of State on September 28, 2009 and reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2009.

Filing of Registration Statement on Form S-1

On September 30, 2009, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission providing for the sale of up to 1,700,000 shares of our common stock underlying our Series B Preferred Stock, in accordance with the terms set forth therein, by selling stockholders as listed therein.  Such Registration Statement was declared effective by the Securities and Exchange Commission on October 14, 2009.

Grant County Project

Effective  November 6, 2009 (the closing of which was fully completed on November 11, 2009), as part of the Grant County Wind Farm Project (the “Project”), Juhl Energy entered into a Development and Construction Services Agreement (the “Development Agreement”), with each of the individual wind generator companies (a “Generator LLC”) who are also the members of Grant County Wind, LLC, a Minnesota limited liability company (each  Generator LLC and Grant County Wind, LLC, collectively the “Owner”).  Under the Development Agreement, the Owner contracted with Juhl Energy for the development, design, construction, installation, and financing of the Project’s balance of plant on property in which Owner will have control or an ownership interest. The Project’s balance of plant involves the installation of ten (10) 2.0 MW wind turbine generators, which are the subject of a Turbine Supply Agreement between the Owner and the turbine supplier. Juhl Energy, together with the other primary suppliers of the Project, have also agreed to take a promissory note for a portion of the expected $8.5 million construction cost of the Project together with security interest that is junior to the turbine supplier. Juhl Energy’s primary subcontractor has also agreed to assist Juhl Energy in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing is placed on the Project.   As a part of this Development Agreement, the primary subcontractor’s note must be paid within 180 days of the substantial completion of the project, and if this does not occur, the subcontractor may exercise legal rights to demand payment from Juhl, including a right of foreclosure on the note delivered to Juhl Energy by the Owners, which could, in turn, allow for conversion of amounts to project equity by Juhl Energy or its primary subcontractor.  Such Development Agreement is included as an exhibit to this quarterly report on Form 10-Q for the period ended September 30, 2009.

Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K
No.	Description

3.1	Articles of Incorporation of the Company [1]

3.2
Certificate of Amendment to Certificate of Incorporation amending, among other things, the name of MH & SC, Incorporated to Juhl Wind, Inc. filed June 20, 2008, and effective June 24, 2008, with the Delaware Secretary of State [2]

3.3
Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Juhl Wind, Inc. filed September 28, 2009, with the Delaware Secretary of State[4]

3.4	Bylaws of the Company[1]

10.1	Form of Employment Agreement, dated August 13, 2009, between Juhl Wind, Inc. and John J. Brand[3]

10.2	Waiver Agreement dated September 23, 2009 between Juhl Wind, Inc and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan[5]

10.3
Development and Construction Services Agreement, dated November 6, 2009, by and between Grant County Wind, LLC, a Minnesota limited liability company (“GCW”) and ten additional signatories who are each individual wind generator companies and the members of GCW (each a “Generator LLC”, the Generator LLCs and GCW, collectively “Owner”) and Juhl Energy Development, Inc., a Minnesota corporation (excluding exhibits)

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

2Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2008.

  3Incorporated herein by reference to the exhibits included with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 14, 2009.

4Incorporated herein by reference to the exhibits included with our Current Report on Form 8-K dated September 28, 2009 and filed with the Securities and Exchange Commission on September 28, 2009

5Incorporated herein by reference to the exhibits included with our Registration Statement on Form S-1 (registration no. 333-162232) filed with the Securities and Exchange Commission on September 30, 2009

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUHL WIND, INC.
(Registrant)

Date: November 13, 2009	/s/ John Mitola
John Mitola
President