Form 10-K
period 2009-12-31
Juhl Wind, Inc
filed 2010-03-31
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number: 333-141010

JUHL WIND, INC.
 (Exact name of registrant as specified in its charter)

Delaware	20-4947667
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

996 190th Avenue
Woodstock, Minnesota 56186	(507) 777-4310
(Address of principal executive offices)	(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐  No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2009: $12,245,928 (Non-affiliate holdings of 5,211,033 common shares, closing price of $2.35).

As of March 22, 2010 the registrant’s outstanding common stock consisted of 21,039,526 shares.

TABLE OF CONTENTS

PART I
ITEM 1	BUSINESS	1
ITEM 1A	RISK FACTORS	16
ITEM 1B	UNRESOLVED STAFF COMMENTS	16
ITEM 2	PROPERTIES	16
ITEM 3	LEGAL PROCEEDINGS	16
ITEM 4	RESERVED	16

PART II
ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	16
ITEM 6	SELECTED FINANCIAL DATA	19
ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 7A	QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F-1
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	30
ITEM 9A(T)	CONTROLS AND PROCEDURES	30
ITEM 9B	OTHER INFORMATION	31

PART III
ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	32
ITEM 11	EXECUTIVE COMPENSATION	38
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	41
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	43
ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES	44

PART IV
ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	44
SIGNATURES

EX-21
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.1

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

Overview of Our Business

Juhl Wind provides development, systems operation and maintenance, construction contracting, oversight and general consulting services to wind farm projects throughout the Midwestern United States. Additionally, it sells consumer-owned renewable energy products such as remanufactured small wind turbines and solar systems.  Our ultimate goal is to primarily build 5 – 80 Megawatt (MW) wind farms jointly owned by local communities, farm owners, environmentally concerned investors, and our Company.  The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power for use by the electric power industry.

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

Since 1999, we have developed 14 wind farms, accounting for approximately 117.5 megawatts of wind power, that currently operate in the Midwest region of the United States. We are presently engaged in various aspects of the development of 28 wind farms totaling approximately an additional 451 megawatts of community wind power systems.

Our projects are based on the formation of partnerships with the farmers upon whose land the wind turbines are installed.  Over the years, this type of wind power has been labeled “community wind power” because the systems are locally owned by the farmers themselves and/or other local stakeholders. Our Chairman and Principal Executive Officer, Daniel J. Juhl, was one of the creators of community wind power in the United States. Community wind power is a specialized sector in the wind energy industry that differs from the large, utility-owned wind power systems that are also being built in the United States.  Community wind power is a form of community-based energy development (C-BED). Various states, including Minnesota, have enacted C-BED initiatives, which include mechanisms to support community wind power and are intended to make it easier for community wind power projects to be successful without putting an excessive burden on utilities.

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

Mr. Juhl is an acknowledged expert in the wind power field and is considered a pioneer in the wind industry having been active in this field since 1978.  He was a leader in the passage of specific legislation supporting wind power development in the states of Minnesota and Nebraska.  John P. Mitola, our President, is also considered an expert in the energy field having focused his career on energy efficiency, demand side management and independent power development.   He has significant experience in the energy industry and electric industry regulation, oversight and governmental policy.

Our management team has been involved in the wind power industry for more than 30 years. We have experience in the design, manufacture, maintenance, and sale of wind turbines, as well as the full-scale development of wind farms. We hold contract rights, are involved with projects in development and under negotiation, and provide development activities in the wind power industry. Our contract rights relate to administrative services agreements which call for management and administrative services to be provided for six existing Minnesota wind farm developments.  Our assets include nine development services agreements, fourteen projects in early development stages, and five agreements to conduct wind power feasibility studies.

Our Company’s involvement in the sale of consumer-owned renewable energy products commenced in November 2008 as a result of the acquisition of NextGen.  Prior to the acquisition, Dan Juhl had been a significant shareholder in NextGen since it was organized in 2004.  NextGen restores small wind turbines in the 30 KW class for sale to consumers for on-site electricity generation.  NextGen also provides solar-powered systems that allow small businesses and consumers to generate or store electrical power for on-site use or emergency backup.   In July 2009, NextGen entered into a 20 year, non-exclusive Manufacturing License and Reseller Agreement with an Ohio entity for purposes of expanding production and sale of small wind turbines. The agreement, among other things, specifies a sales territory, a sales quota, and requirements with regard to establishing a production facility. NextGen received $300,000 in July as a part of this agreement with additional licensing payments of $700,000 due over a twelve month period beginning September 1, 2009.  In 2010 NextGen is focusing its business on purchasing certain wind turbine equipment from third party vendors for the purpose of adapting and redesigning component parts for use in the wind power industry.

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

On October 31, 2008, we acquired all of the outstanding shares of common stock of NextGen in exchange for an aggregate purchase price of $322,500 payable by delivery of an aggregate of 92,143 shares of our common stock allocated among the NextGen non-controlling interests. The purchase transaction included assumption of certain liabilities of NextGen including a note payable to First Farmer’s & Merchant’s National Bank, but excluded the stockholder notes, which the stockholders of NextGen agreed to contribute to equity.  Simultaneously with the acquisition of all of NextGen, the Company also purchased a commercial building and associated land located in Pipestone, Minnesota from the individual owners of NextGen. The Company issued 41,070 unregistered shares of common stock to the minority stockholders of NextGen for the purchase of the land and building. The 41,070 shares issued to the NextGen minority interest were valued at $3.50 per share at the date of acquisition, or $144,000.  The acquisition was accounted for at the fair value of the land and building on the date of purchase which totaled $173,055. NextGen is now our wholly-owned subsidiary and focuses on consumer-owned renewable energy design and advanced conservation technologies related to community-scaled renewable energy systems such as small scale wind turbines and solar arrays.

We have not been a party to any bankruptcy, receivership or similar proceeding at any time since inception of the Company.

Industry and Market Overview

Demand for electricity has dramatically increased as our society has become more technologically driven, and this trend is expected to continue. Significant new capacity for the generation of electricity will be required to meet anticipated demand. According to the U.S. Department of Energy, Energy Information Administration’s (”EIA”) “Annual Energy Review 2008”, nearly half of all electricity produced in the United States was generated by coal, which is the largest source of carbon dioxide in the atmosphere. Other major sources of electricity in 2008 were nuclear (20%) and renewable energy resources (9%). When further broken down, 67 percent (67%) of the net electricity generation from renewable energy resources in 2008 was derived from hydropower (6% overall). According to the U.S. Department of Energy EIA’s “Annual Energy Outlook 2004: With Projections to 2025”, coal consumption for electricity generation is projected to increase from 976 million tons in 2002 to 1,477 million tons in 2025. The EIA’s “Annual Energy Outlook 2010 Early Release Overview”, released in December 2009, similarly projects that total coal consumption will increase in the future. More intensive use of current power plants and the completion of new power plants are credited for this increase, according the EIA’s “2010 Early Release Overview”.  As of the date of the preparation of this report, these and other independent government and trade publications cited herein are publicly available on the Internet without charge.  Upon request, the Company will also provide copies of such sources cited herein.

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

According to the U.S. Department of Energy EIA’s publication “Renewable Resources in the U.S. Electricity Supply”, wind power generation was projected to increase eight-fold between 1990 and 2010, a rate of 10.4% per year. Annual growth in the global wind energy capacity for the past ten years has exceeded an average of 28% per year according to the Global Wind Energy Council’s (“GWEC”) “Global Wind 2008 Report”, with 2008 experiencing an increase of 28.8%.  Although wind power produces under 1% of electricity worldwide according to the GWEC’s “Global Wind 2007 Report”, it is a leading renewable energy source and accounts for 20% of electricity production in Denmark, as of 2008 (according to the U.S. Department of Energy’s Energy Facts web page).  Elsewhere in the European Union, wind power generation represented more than 11% of electricity consumption in Spain, and 7.5% of electricity consumption in Germany (according to the GWEC’s “Global Wind 2008 Report”).  The GWEC’s “Global Wind 2008 Report” predicts that wind power is positioned to supply 10% to 12% of global electricity demand by 2020, reducing carbon dioxide omissions by 1.5 billion tons annually.

Wind power has become a mainstream option for electricity generation, and we believe that it is a critical element to solving climate change and delivering cost-effective domestic power in the United States. The U.S. wind power industry has exceeded all previous records, with a 50% increase in generating capacity in 2008, with 8,545 megawatts added, according to the GWEC “Global Wind 2008 Report” and the American Wind Energy Association’s (“AWEA”) “Wind Power Outlook 2009”. Similarly, the GWEC “Global Wind 2007” Report stated an industry growth of 45% in 2007.  Although wind turbine manufacturing activities in 2009 fell slightly behind 2008 activities, there is strong popular support for a national Renewable Energy Standard (“RES”), according to AWEA’s “Wind Industry Highlights of 2009” press release.  An AWEA poll released in May 2009 showed that 75% of Americans supported an RES requiring that 25% of the nation’s electricity be generated by renewable energy by 2025.  Moreover, the press release stated that the use of wind energy will lead to favorable environmental results: the electricity generated by the wind turbines installed in the U.S. through 2009 will avoid the emission of over 57 million tons carbon dioxide and will avoid the emission of 80,000 metric tons of smog-causing nitrous oxide, annually.  According to the GWEC “Global Wind 2008 Report”, wind projects accounted for about 42% of all new power generating capacity added in the United States in 2008.

According to the GWEC “Global Wind 2008 Report”, the United States led the world in wind power installations in 2008 and global wind capacity increased by more than 20,000 megawatts in 2008, with installation of 8,358 megawatt capacity in the United States alone. China and India were the second and third largest wind power growth countries last year with 6,300 megawatts and 1,800 megawatts of wind power capacity added, respectively, according to the report.

Wind power can deliver zero-emissions electricity in large amounts. According to the American Solar Energy Society’s report, “Tackling Climate Change in the U.S.”, energy efficiency and renewable energies can provide most, if not all, of the U.S. carbon emission reductions needed to keep atmospheric carbon dioxide levels at no more than 450 to 500 parts per million, the level targeted in the more protective climate change bills before the U.S. Congress. According to this report, wind power would offer a large carbon reduction “wedge” by contributing a 35% relative share from among the various renewable energy contributors, and can constitute about 20% of the U.S. electricity supply by 2030.

According to the Emerging Growth Research, LLP’s Industry Report “U.S. Wind Sector”  dated December 29, 2008, which we refer to as the “Emerging Growth Report 2008”, the domestic wind capacity installed as of the end of 2008 is equivalent to the capacity of approximately 35 average sized coal-fired power plants.  Considering that each average size coal-fired power plant in the United States produces about 3,000,000 tons of carbon emission each year, currently-installed wind power capacity is reducing total carbon emissions by just over 105,000,000 tons each year.

Furthermore, wind power delivers zero-emissions electricity at an affordable cost. No other power plants being built in the United States today generate zero-emissions electricity at a cost per kilowatt-hour nearly as affordable as wind power. Consequently, using wind power lowers the cost of complying with emissions reduction goals. The affordable cost of wind power is stable over time. Wind projects do not use any fuel for their operations, so the price of wind power does not vary when fuel prices increase. When utilities acquire wind power, they historically have locked in electricity at a stable price for 20 years or more.

Wind, however, is intermittent and electricity generated from wind power can be highly variable. Good site selection and advantageous positioning of turbines on a selected site are critical to the economic production of electricity by wind energy. In our experience, the primary cost of producing wind-powered electricity is the turbine equipment and construction cost; wind energy has no fuel costs and relatively low maintenance costs. As an intermittent resource, wind power must be carefully positioned into the electric grid along with other generation resources and we believe Juhl Wind has demonstrated the expertise necessary to work with local electric utilities to affect the proper integration plan.  As such, we intend to continue to identify new sites to produce wind energy through the community wind model throughout the United States and Canada with a focus on the Midwestern region of the U.S.

Growth in Demand for Wind Power and Our Position and Service Offerings

Demand for wind power in the United States is growing rapidly and we believe the call for growth in community wind power is increasing as well. We are one of the few companies that has actually completed and put into operation a portfolio of community wind projects, and we are experiencing strong growth in demand to provide turnkey development of community wind power systems across the Midwestern United States. Our strategy is to leverage our portfolio of existing projects and to take on new developments located in the Midwestern United States and Canada, where proper conditions exist for successful developments: acceptable wind resources, suitable transmission access and an appropriate regulatory framework providing acceptable power purchase agreements and long-term utility agreements.

In July 2008, the U.S. Department of Energy issued a report entitled “20% Wind Energy by 2030”, discussing the viability of the potential for wind energy in the United States to grow to approximately 305 gigawatts from 2007’s level of approximately 11 gigawatts. This projected level of growth is estimated to cost billions of dollars per year for the next 22 years of growth. Community wind systems will make up a segment of this growth, leading to what we estimate will be significant growth in community wind farm systems. According to its “Wind Industry Highlights of 2009” press release, AWEA gave the roadmap outlined in the “20% Wind Energy by 2030” report a “B” for the 2008 progress toward achieving the goal. This progress grade, the first of its kind, will be issued annually and was prepared by an AWEA in-house team of experts, some of whom worked on the Department of Energy report. The progress grade examins progress in four areas: Technology Development, Manufacturing, Siting, and Transmission & Integration.

AWEA’s “Wind Power Outlook 2009” reported that the new wind projects installed in 2008 represented a $17 billion investment, a megawatt (MW) increase of over 8,500 MW (50%), and the creation of 35,000 new jobs, many of which were in the manufacturing sector.  The report predicted that wind power installations would grow by 5,000 MW (20%) in 2009, and, in addition to installation growth, the report also predicted that the average generating capacity of wind turbines could grow within the next few years.  AWEA based this prediction on the fact that, in 2008, the average capacity of wind turbines installed was 1.67 MW, representing a slight increase from 2007, and on the fact that a variety of turbine models in the 2-MW to 3-MW range are set to hit the market.

Industry Related Information – Community Wind Projects

According to the windustry.org January 2010 newsletter, community wind projects added 544 MW of new energy capacity in 2009. Community Wind now accounts for more than 4 percent of the overall U.S. wind energy capacity with 1,521 MW (Windustry) out of 35,159 MW total (AWEA) for the country. Overall, new wind energy capacity in the U.S. for 2009 was estimated at nearly 10,000 MW compared to 8,500 MW added in 2008, a record high.

“Community Wind” for the statistics cited above refers to locally-owned, commercial-scale wind projects that optimize local benefits. Locally-owned means that one or more members of the local community has a significant direct financial stake in the project other than through land lease payments, tax revenue, or other payments in lieu of taxes.

Many states increased their Community Wind capacity during 2009. In California, the Los Angeles Department of Water and Power added a 120 MW project. In Minnesota a number of Community Wind projects expanded their capacity including Willmar Municipal Utilities, Hilltop Wind LLC, Shakopee Mdewankton Sioux, and the Minnesota Municipal Power Agency. A list of more Community Wind projects for 2009 is available with the Windustry Community Wind Map web page located at http://www.windustry.org/community-wind-map.

Increased Demand in WindPower

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

In addition, we can provide general consulting services to help farmers and communities evaluate possible community wind farm projects and initiate their development. Often, we will take on the entire development process including nearly all of the services outlined above. As project developer, we arrange every aspect of the development process and receive payment for the services as certain steps are accomplished. After establishing that a project has appropriate wind resource and transmission interconnection, we would move on to complete land rights agreements, community limited liability company structures and the power purchase agreement with the local utility.

Through the community wind approach, we involve land owners and the local community by establishing a limited liability company that extends ownership to the participants along with the initial equity investor. Land owners are critical to any wind farm because wind turbines must be placed in open areas requiring a large amount of land necessary to “harvest the wind.” Turbines are typically placed on a small plot of land, and less than one acre is removed from normal use (such as farming or grazing) for each 50 acres of wind resource captured. Turbines must be spaced a certain minimum distance apart to avoid “shadowing” each other and reducing power output. By integrating the land owners into the land rights and ownership structures, we can allow a wind-enabled farm to more than double the annual net income from cultivation or grazing. As a project developer, we assist in finding financing, securing the contract with a utility to buy the electricity produced, negotiation of a turbine supply agreement and construction of the system, and arrange for operation of the wind farm.

Company Structure

As a result of the 2008 share exchange transaction, Juhl Energy and DanMar are our wholly-owned subsidiaries. Juhl Energy and DanMar have primarily been involved in providing construction, development, management and consulting services to various wind farm projects throughout the Midwest. DanMar was incorporated in January 2003 and is located in Woodstock, Minnesota. In September 2007, DanMar assigned certain development and management business to a newly-formed corporation, Juhl Energy.

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

Historically, DanMar and Juhl Energy have both engaged in similar development, management and consulting projects. It is our intention that prospectively, the companies will perform separate functions. DanMar will engage in purely consultative projects, and wind farm management and turbine maintenance.  Juhl Energy will engage in development and construction projects where Juhl Energy will, in many cases, oversee the entire development of wind farms.

In October 2008, we acquired NextGen, which is now our wholly-owned subsidiary. NextGen focuses on the production and sale of renewable energy design and advanced conservation technologies related to community-scaled renewable energy systems such as wind turbines.

Our Community Wind Farm Portfolio

We believe that we have completed and placed into service more community wind power systems than any other U.S. enterprise. To date, we have developed 14 community wind farms located primarily in the Buffalo Ridge area of southwestern Minnesota. Buffalo Ridge is a large expanse of rolling hills that is 60 miles long and a part of Lincoln County in the southwest corner of Minnesota. It is located near the small towns of Hendricks and Lake Benton. We selected Buffalo Ridge because of its high altitude (approximately 2,000 feet above sea level) and high average wind speed, making it, in our opinion, an ideal location for wind-based energy production. These wind farms have been developed since the mid-1980s and total approximately 117.5 megawatts. They are fully operational today. In addition, we provide operating and maintenance services to four of the 14 wind farms.

In addition to the first 14 wind farms developed by us, we have another 28 community wind projects in various phases of development totaling approximately 451 megawatts. These projects are primarily located in the states of Minnesota and Nebraska.

A sample of the projects, which are in the phase of development referenced below, include but are not limited to the following:

Project Name	Megawatts	Phase
Completed wind farm developments	117.5	Operational
Grant County, MN	20	Financing/Construction 2009/2010
Woodstock, MN	1	Financing/Construction 2009/2010
Valley View, MN	10	Financing/Construction 2010
Crofton Hills, NE	40	Financing/Construction 2010/2011
Meeker County, MN (2 projects)	40	Interconnection Study/Construction 2010
Winona	1.5	Financing/Construction 2010
Kittson/Marshall, MN	80	Interconnection Study/Construction 2011
Kennedy/Kittson, MN	20	Interconnection Study
19 Additional Midwest Projects	238	Initial Study/Feasibility

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

Growth Strategy

Wind Farm Development, Construction and Management Services:

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

•
We intend to expand business relationships within the investment community both in the U.S. and abroad in order to assist project owners in obtaining the equity and debt financing for wind farm developments. This will include considerations with regard to raising additional capital in private or public equity funds that would invest in our wind project developments.

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

•
We expect to work with governmental agencies to help us incentivize the creation of community wind farms and offer favorable tax breaks. Further, we intend to use tax equity financing arrangements in order to monetize the value generated by production tax credits (or alternatively, investment tax credits or treasury cash grants) and accelerated tax depreciation that are available to wind generation projects.

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

As a result of the relationships we have established and niche markets we have identified, we have been able to lay the groundwork for 2010 and beyond.  Some of the areas of focus moving forward include the following:

•	moving into an even larger market of smaller projects;

•
targeting 5 to 50 megawatt wind farm projects.  In the State of Minnesota alone, industry experts have suggested there exist over 6,000 megawatts of achievable electricity utilizing our wind power model;

•	expanding our services to include turbine maintenance services for projects that we have sponsored or for existing wind farms in the Upper Midwest;

•
providing an overall services component that includes construction and development management by developing relationships with contractors, turbine suppliers, and financing partners in the wind farm industry;  and

•	additional growth through targeted acquisitions.

Consumer-owned renewable energy products – smaller on-site wind power and solar systems:

NextGen provides renewable energy systems and specializes in advanced conservation technologies focused on smaller scale wind turbine (40 kw class) and solar systems.  Production, management and conservation of energy are NextGen's main focus.

NextGen has extensive experience with a wide variety of energy saving and environmentally-sound production systems such as small wind, solar, back-up power, and stand alone power systems.  Its diverse experience enables it to assist the energy consumer with methods of controlling, and in some cases eliminating, their ever burdensome energy costs.  NextGen supports a transition to a sustainable energy economy which relies on clean, renewable resources to satisfy societal needs.  NextGen can present the energy consumer with modern options in terms of cost effectiveness, performance, and reliability.

NextGen focuses on energy consumers throughout the Great Plains region.  Through thorough analysis, NextGen examines the energy requirements and implements the appropriate technology to meet the needs of the energy consumer.  In addition to site analysis, NextGen markets and installs energy-saving products and performs system repairs and scheduled maintenance.

NextGen has developed a “SolarBank™ System” which is designed to give businesses and homeowners the ability to store up to 72 hours of emergency power in the event of a power failure.  This back-up power system works automatically and instantaneously.  When a power outage occurs, the control relay station automatically taps into the energy reserve stored by the SolarBank™ System and can run several loads for 24-72 hours.  Solar modules are designed to convert sunlight into electricity at the highest possible efficiency and are used to charge storage batteries to provide power for remote homes, recreational vehicles, boats, telecommunications systems and other consumer and commercial applications.

To protect the cells from the most severe environmental conditions, the solar modules are encapsulated between a tempered glass cover and polymer film with a weather resistant back sheet.  The entire laminate is installed in an anodized aluminum frame for structural strength and ease of installation. Solar modules are not produced by NexGen, but are available from a number of manufacturers.

Through the current date, NextGen as focused its business on purchasing used wind turbine equipment mostly from California for the purpose of re-manufacturing and reselling the units in the Upper Midwest.  As of December 31, 2009, NextGen has sold 48 wind turbine units since its inception in 2005.

As a result of our acquisition of NextGen in October 2008, we expect to expand efforts in this line of business to take advantage of the stimulus recently provided by the federal government for tax credits and grants applicable to renewable energy manufacturing facilities and consumers. Some of the areas of focus include the following:

•
reduce the reliance on subcontract services within our re-manufacturing process of wind turbines by bringing the production and assembly in-house where considered appropriate, and improve quality control and testing procedures;

•	engage an experienced sales and marketing professional to establish and maintain a qualified dealer network, and to oversee direct selling efforts underway with the consumer marketplace;

•	attract, train and retain talented individuals in the areas of production, engineering and selling functions; and

•	Assess the product line for expansion opportunities, including the design and testing of a state-of-the-art 40 kw class wind turbine for the agricultural and rural markets.

Sales and Marketing

We derived approximately 78% of our  revenue in 2009 from two customers as a result of the wind farm construction activities, and 22% of our revenue in 2008 was related to sales to three customers under administrative services agreements where we perform management services for these wind farm projects.

Historically, DanMar and Juhl Energy have not relied on any direct sales or marketing efforts for wind farm development and management, but have gained exposure through trade publications, word of mouth, and industry conferences. We currently have a pipeline of projects we believe will last at least two years and it is being supplemented on an on-going basis without direct selling efforts. We anticipate being able to add a significant number of projects to this pipeline driven primarily by Dan Juhl, John Mitola and an expanding development team, trade publications, industry events and word of mouth. Our web site, www.juhlwind.com, will also serve as a marketing tool. If, at some point, management determines the pipeline of potential customers is less than anticipated or desired, or if we are unable to sustain our desired rate of growth and expansion with these sales and marketing methods, we will reevaluate the sales and marketing efforts and address the issue at that time.

We are currently utilizing a combination of internal direct selling efforts as well as third party distributors for the sale of consumer-owned renewable energy products. During 2009, approximately 78% of our consumer-owned revenues were sold by distributors. We plan to increase our efforts to establish sales channels through qualified dealers who demonstrate technical knowledge in the renewable energy marketplace, and have sales expertise and financial stability to deliver small scale wind turbine and solar-related systems.

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

Wind turbines come in a variety of sizes, depending upon the use of the electricity. A large, utility-scale turbine described above may have blades over 40 meters long, meaning the diameter of the rotor is over 80 meters (nearly the length of a football field). The turbines might be mounted on towers 80 meters tall (one blade would extend half way down the tower), produce 1.8 megawatts of power (1800 kilowatts), supply enough electricity for 600 homes and cost over $1.5 million. Wind turbines designed to supply part of the electricity used by a home or business is much smaller and less costly. A residential - or farm-sized turbine - may have a rotor up to 15 meters (50 feet) in diameter mounted on a metal lattice tower up to 35 meters (120 feet) tall. These turbines may cost from as little as a few thousand dollars for very small units and up to $80,000 excluding installation costs.

According to the “Emerging Growth Report 2008”, due to the persistent credit crisis, some wind-based projects are being delayed or cancelled, and the reduction in commodity prices will likely result in wind power producers experiencing lower turbine pricing over the coming years.  It is also expected that delivery lead times will be shortened.  While turbine prices have risen significantly over the past few years on a per megawatt capacity basis, the total number of megawatts produced per turbine has increased dramatically over the same period.  For example, in the year 2000 the average turbine size was less than 800kW.  By 2003, this had increased to just over 1.2 megawatts.  As of the end of 2007, approximately half of the all installations were for turbines rated at between 1.5 megawatts and 2.5 megawatts, an increase of more than 30% from the previous year.

According to the “Emerging Growth Report 2008”, this has abated overall costs because as the price per megawatt has increased strongly, the price per megawatt hour of production has risen only modestly.  While the efficiency of turbines continues to increase, it will continue to provide further justification for capital expenditures for upcoming projects, as well as likely decreases in turbine pricing and better availability throughout 2009 and into 2010.

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

Our principal suppliers primarily consist of suppliers of wind turbines, wind turbine parts and various electrical supplies and services relating to wind turbine operation. We also source, as needed, wind studies and electrical engineering expertise from outside suppliers. With respect to wind turbines and related items, our principal suppliers have been Suzlon Energy Limited, Emergya Wind Technologies, and Vestas Wind Support Systems A/S for turbines; Fagen, Inc. for subcontracted construction services, and Abaris EC, LLC, Echo Group, Inc., Muth Electric Inc. and Motion Industries, Inc. for electric services and supplies. We also use WindLogics, Inc. for wind studies and Hoerauf Consultants, Inc. for specialized electrical engineering. Our business is not dependent on any one supplier and our list of suppliers is changing and expanding on an ongoing basis as the market for wind power continues to expand and new suppliers enter with advanced products, technologies and services.

Additionally, in 2009, we have entered into a frame order agreement with a wind turbine generator supplier for the supply and purchase of wind turbine generators for certain of our community wind power projects through December 31, 2012. This agreement gives us the assurance that we will have access to wind turbine generators for our community wind power projects currently in development. Other features of this agreement with this turbine manufacturer is that the turbine manufacturer is committed to participate in financing certain projects and will provide us the ability to acquire equity in the turbine manufacturer under certain conditions. The frame order agreement does not contain any minimum purchase commitment for wind turbines, although it does allow the Company to obtain an incentive in the form of stock warrants for the purchase of ownership interests of the turbine supplier if certain purchase levels are reached.

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

Within the U.S. wind power market itself, there is also a high degree of competition, with growth opportunities in all sectors of the industry regularly attracting new entrants. For example, in 2009, our management believes, based on our industry observations that over 15 utility-scale wind turbine manufacturers are selling turbines in the United States market, up from only six in 2005 of which we were aware.  Further, the enactment of the American Recovery and Reinvestment Act in February 2009 provides a greater tax incentive for companies in the renewable energy industry, which may lead to more entrants in the wind power development market, who will have an overall increased need for wind turbines.

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

We are aware of four companies that are working in the community wind power area and which management views as being competitive with certain aspects of our company.  The first, Nacel Energy, is a community wind development company founded in 2006 and focused on developing community wind projects in Texas and Kansas. To our knowledge, Nacel Energy has yet to fully complete the development of a project.  The second, Wind Energy of America, is located in and focused on community wind power in Minnesota and is currently employing a strategy where it purchases rights to current or developing wind projects.  The third, Own Energy, Inc. is a New York-based privately-held developer who states that they have 24 projects under development across 12 states. The fourth, National Wind LLC, is a Minnesota-based developer that has completed only one project.

With respect to the production and sale of consumer-owned renewable energy products, there are numerous businesses operating in the U.S. that are associated with the manufacturing, sales distribution and installation of products and services. The competition in this field is not dominated by any one particular company or group of companies. The industry competition is expected to emerge given the focus on and favorable legislation passed for renewable energy facilities by the federal government.

Our Competitive Advantages

We believe that we have a number of competitive advantages in the community wind energy production sector; one of our key advantages being that we have completed 14 community wind farm projects to date and currently have 28 wind farm projects in various developmental stages, representing approximately 451 megawatts of electricity and almost $1 billion in project development. We expect that when owners of new projects consider retaining a development enterprise, the ability to point to actual projects completed, along with the extensive knowledge base developed and relationships necessary to get the job done, will provide us an edge in winning projects in the future. These relationships include those with utility power purchasers, equity and debt project finance sources, turbine suppliers and constructors. Led by an industry leader, Dan Juhl, our development team is unmatched in its general experience, credibility and proven track record.

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

In the Midwest U.S. markets where we are active, our management team maintains local presence and promotes community stakeholder involvement. By maintaining our principal office in Woodstock, Minnesota and a satellite office in Chicago, Illinois, and becoming involved in local community affairs, we develop a meaningful local presence, which we believe provides us with a significant advantage when working through the local permitting processes and helps to enlist the support of our local communities for wind farms. We believe that our local approach has enabled us to secure approvals and support for our projects in regions that have historically voiced meaningful opposition and has given us a significant advantage over competitors, who are not as active in the local communities in which we are developing wind farms. Our management’s active participation in the state and local regulatory and legislative processes has led to the growth of community wind across the Midwest.

As a result of our project portfolio and industry-respected management team, we enjoy strong relationships with key trading partners that are required for successful wind farm development. These relationships include regulators, turbine suppliers, electric component suppliers, equity investors, project lenders, engineering firms, constructors, electric transmission operators and electric utilities.  Further, in 2009, we positioned ourselves as a leader in community wind farm projects by aligning ourselves with environmentally friendly concerned investors to provide financing options for investment in our projects, which aided us in getting financing in a tightening lending market.

As the originator and leader of community wind power, we have been able to offer what we believe is a unique ownership-sharing formula with farmers and local communities that provide us with an ongoing competitive advantage in this large and open sector of the wind energy arena.  Some of the key advantages of our approach are driven by the fact that our projects are medium-sized which provide the following key benefits:

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

In addition, while mega-wind projects have gained wide attention, we believe we are uniquely positioned as the only public community wind power company in the U. S. committed to and actually building projects in the 1 – 50 megawatt sector, which has received considerable attention by the industry.  This market is largely overlooked by most developers.  This oversight provides an opportunity to rapidly increase our market share and expansion plans.

Since becoming a public company in 2008, we have achieved several significant milestones:

•	we have secured institutional investments of over $7 million available for use as working capital;

•
we acquired NextGen which specializes in community scale wind turbine and solar systems.  This acquisition brings smaller wind turbine and solar expertise to the Company to enhance and expand our existing community wind power product and service offerings;

•	we completed twelve feasibility consulting studies in 2008 and 2009 for community based wind farm projects;

•
we commenced construction on two wind farms:  the Grant County wind farm in late 2009, which is approximately a 20 MW wind generation facility in Grant County, Minnesota, consisting of 10 wind turbine generators and related interconnection facilities in Grant County, Minnesota;  and a 1 MW wind farm in Woodstock. Both are expected to be commissioned in the second quarter of 2010.

•
we have worked to align ourselves with environmentally friendly concerned investors and non-traditional banking institutions to provide financing options for investment in our projects, which will provide us with more financing options than traditional bank financing; and

•
we have entered into strategic relationships with industry partners to continue our ability to develop projects in our pipeline.  These relationships with turbine suppliers, a wind consulting firm and others will benefit our continued growth in the community wind power industry with the development and completion of further community wind power projects.

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

We have no patents, trademarks, licenses, franchises, concessions or royalty agreements, other than a July 2009 manufacturing license arrangement with an Ohio company that includes the use of NextGen’s proprietary software controlling the power electronics of the NextGen wind turbine unit and other related documentation. The term of  the manufacturing license arrangement is twenty years and does not allow the licensee to access the software or provide such software to any other party.

Government Regulation

Traditionally, utility markets in the United States have been highly regulated. The U.S. power industry is currently in transition as it moves toward a more competitive environment in wholesale and retail markets. The commercial viability of wind power will increasingly depend upon pricing as the trend toward deregulation continues.

Our management anticipates that the additional favorable government legislation will have a positive impact on our business.

The growing concern over global warming caused by greenhouse gas emissions has also contributed to the growth in the wind energy industry. The Intergovernmental Panel on Climate “Change’s Climate Change 2007: Synthesis Report” reports that 11 of the last 12 years (1995-2006) rank among the warmest years since 1850. Additionally, the global average sea level has risen at an average rate of 1.8 millimeters per year since 1961 and at 3.1 millimeters per year since 1993, due to the melting of glaciers, ice caps and polar ice sheets, coupled with thermal expansion of the oceans. The importance of reducing greenhouse gases has been recognized by the international community, as demonstrated by the signing and ratification of the Kyoto Protocol, which requires reductions in greenhouse gases by the 177 (as of March 2008) signatory nations. While the United States did not ratify the Kyoto Protocol, state-level initiatives have been undertaken to reduce greenhouse gas emissions. California was the first state to pass global warming legislation, and ten states on the east coast have signed the Regional Greenhouse Gas Initiative, which proposes to require a 10% reduction in power plant carbon dioxide emissions by 2019.

Various state and federal governments have placed restrictions on fossil fuel emissions, and it is anticipated that additional requirements for limitation of such emissions will continue. Substituting wind energy for traditional fossil fuel-fired generation would help reduce carbon dioxide emissions due to the environmentally-friendly attributes of wind energy. According to the U.S. Department of Energy, EIA’s “International Energy Outlook 2006”, updated January 21, 2009, the United States had the second highest carbon dioxide emissions of all the countries in the world in 2006, with 5,902.75 billion metric tons.  This number was second only to China which had 6,017.69 billion metric tons. According to the U.S. Department of Energy, EIA’s “Annual Energy Review 2008”, from 1990 to 2007, carbon dioxide emissions from the United States’ electric power industry have increased by a cumulative amount of 28.7%, from 1.8 billion metric tons to 2.4 billion metric tons.

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

Renewable Portfolio Standards (RPS).  In response to the push for cleaner power generation and more secure energy supplies, many states have enacted RPS programs. These programs either require electric utilities and other retail energy suppliers to produce or acquire a certain percentage of their annual electricity consumption from renewable power generation resources or, as in the case of New York, designate an entity to administer the central procurement of Renewable Energy Certificates (“RECs”) for the state. Wind energy producers generate RECs due to the environmentally beneficial attributes associated with their production of electricity.

According to the Lawrence Berkeley National Laboratory’s “Renewable Portfolio Standards in the United States April 2008” report,  RPS programs at the state level have proliferated since the late 1990s and, as of the end of 2007, 29 states and the District of Columbia had adopted some form of RPS program. The report also indicates the District of Columbia and 25 of the 29 states have mandatory RPS requirements and combined, they represent 46% of total U.S. electrical load. A number of states including Arizona, California, Colorado, Minnesota, Nevada, New Jersey, New Mexico, Pennsylvania and Texas, have revised their programs to include higher targets since original adoption. The report adds that other states such as Missouri, North Dakota, Vermont and Virginia have adopted state goals, which set targets, not requirements, for certain percentages of total energy to be generated from renewable resources. In 2008, South Dakota and Utah also adopted RPS programs.

Almost every state that has implemented an RPS program will need considerable additional renewable energy capacity to meet its RPS requirements. We believe that much of the forecasted 50,000 megawatt installed wind capacity by 2015 will be driven by current and proposed RPS targets, along with additional demand from states without renewable standards.

According to the “Emerging Growth Report 2008”, these mandatory requirements, which are now in place in many states, are forcing electric utilities to be at the forefront of wind power development.

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

Production Tax Credits (PTC). The PTC provides wind energy generators with a credit against federal income taxes, annually adjusted for inflation, for a duration of ten years from the date that the wind turbine is placed into service. In 2008, the PTC was $21 per megawatt hour (or 2.1 cents per kilowatt hour). Wind energy generators with insufficient taxable income to benefit from the PTC may take advantage of a variety of investment structures to monetize the tax benefits.

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

Accelerated Tax Depreciation. Tax depreciation is a non-cash expense meant to approximate the loss of an asset’s value over time and is generally the portion of an investment in an asset that can be deducted from taxable income in any given tax period. Current federal income tax law requires taxpayers to depreciate most tangible personal property placed in service after 1986 using the modified accelerated cost recovery system, or MACRS, under which taxpayers are entitled to use the 200% or 150% declining balance method depending on the class of property, rather than the straight line method. Under MACRS, a significant portion of wind park assets is deemed to have depreciable life of five years which is substantially shorter than the 15 to 25 year depreciable lives of many non-renewable power supply assets. This shorter depreciable life and the accelerated and bonus depreciation methods result in a significantly accelerated realization of tax depreciation for wind parks compared to other types of power projects. Wind energy generators with insufficient taxable income to benefit from this accelerated depreciation often monetize the accelerated depreciation, along with the PTCs, through forming a limited liability company with third parties.

American Recovery and Reinvestment Act of 2009.   On February 13, 2009, the 11th Congress passed a stimulus package known as The American Recovery and Reinvestment Act of 2009 (the “Recovery Act”).  The Recovery Act has the potential to substantially impact the market for renewable energy initiatives. Approximately $40 billion in spending was appropriated for clean energy initiatives and an additional $20 billion is estimated for new and modified tax incentives. According to a discussion at Windustry.org, the Recovery Act’s goal opens up new sources of funding for renewable energy at a time when the wind energy industry is set for even more growth.  The Recovery Act contains a number of provisions that focus on the growth of the wind industry.  Some of the pertinent provisions of the Recovery Act include the following: (i) three-year extension of the federal wind energy production tax credit (PTC) so that eligible projects placed in service by the end of 2012 will qualify for the credit; (ii) option for a thirty percent (30%) investment tax credit (ITC) instead of the PTC; (iii) option to convert the ITC into a grant for wind projects placed in service before 2013; (iv)  eliminates the dollar cap on residential small wind and solar for ITC purposes, and (v) additional loan guarantees, bonds and tax incentives.   These programs enacted under the Recovery Act allow community wind farms, such as our Company, to take advantage of these funding opportunities.

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

Further, if the project qualifies for the PTC or the ITC and is placed into service before 2010 (or it begins construction by 2010 and is placed into service before 2013), the project can choose to apply to the Treasury Department for a cash grant that is equal to 30% of the qualified costs of the project.  This cash grant is in lieu of both the PTC and ITC.  This means the value of the ITC can be realized, even if the taxpayer cannot take advantage of the credit.  The rules and application guidelines for this program are currently being established by the Department of Energy.  We believe that the cash grant program will allow us to enhance our ability to attract equity investors for our community wind projects.

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

Employees

As of March 22, 2010, we employed 19 full-time employees and no part-time employees, excluding employees and consultants of any affiliated companies that are not at least 50%-owned subsidiaries of ours. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third-party consultants to assist in the completion of various projects. Third parties are instrumental to us in keeping the construction and development of projects on time and on budget.

ITEM 1A RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2 PROPERTIES

Our corporate office is located at 996 190th Avenue, Woodstock, Minnesota 56186.  We own and occupy approximately 2,000 square feet of office and storage space in a barn-type structure at this site.  The building is constructed on land subject to a ground lease with Kas Brothers, relatives of an employee of our company. In consideration of the ground lease, we pay less than $10,000 per year for this ground lease arrangement.  We own a 5,300 square foot commercial building located at 1502 17th Street SE, Pipestone, Minnesota that houses the production, warehousing and general and administrative purposes of our NextGen subsidiary.    In November 2009, we entered into a one year lease of $2,900 per month for purposes of office and meeting space in Minneapolis, Minnesota.  We maintain a shared office location in Chicago, Illinois with only nominal rent expense to us.  Two other employees maintain suitable home office arrangements without charge to us.

ITEM 3 LEGAL PROCEEDINGS

We are not party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4 RESERVED

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are currently quoted and listed for trading on the OTC Bulletin Board under the symbol JUHL.  Our symbol prior to the closing of our share exchange transaction on June 24, 2008, was MHSC.  No trades, however, were ever made with respect to shares of MH & SC, Incorporated common stock prior to the share exchange transaction.  As a result, there is no high and low bid information for shares of MH & SC, Incorporated common stock for the two most recent fiscal years.

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

	Year ended December 31,
Quarter	2007		2008		2009
	High	Low	High	Low	High	Low
First	—	—	—	—	$2.45	$1.71
Second (1)	—	—	$4.60	$1.25	$2.35	$1.55
Third	—	—	$4.85	$2.50	$2.45	$1.92
Fourth	—	—	$3.80	$1.15	2.01	1.81

(1)	For the second quarter of 2008, the information presented is beginning on June 24, 2008.

On December 31, 2009, the closing price of our common stock, as reported by the OTC Bulletin Board, was $2.00 per share.

These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of March 22, 2010, there were 21,039,526 shares of our common stock outstanding and approximately 41 holders of record of our common stock.  However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street name.”

Dividend Policy

We do not expect to pay a dividend on our common stock in the foreseeable future.  The payment of dividends on our common stock is within the discretion of our board of directors, subject to our certificate of incorporation.  We intend to retain any earnings for use in our operations and the expansion of our business.  Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors.

Unregistered Sales of Securities

Share exchange transaction.   On June 24, 2008, at the closing of the share exchange transaction, we issued an aggregate of 15,250,000 shares of our common stock to the former stockholders of Juhl Energy and DanMar. The shares of our common stock issued to former holders of Juhl Energy and DanMar common stock in connection with the share exchange transaction were exempt from registration under Section 4(2) of the Securities Act of 1933 as a sale by an issuer not involving a public offering and under Regulation D promulgated pursuant to the Securities Act of 1933. We also issued 2,250,000 shares of our common stock to Greenview Capital, LLC (and unrelated designees) at the closing of the share exchange transaction in consideration for merger advisory services in connection with the transaction. These shares of common stock were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

2008 Private Placement. Concurrently with the closing of the share exchange transaction, we completed a private placement to two institutional investors and two other accredited individuals of units consisting of shares of our newly-created Series A convertible preferred stock, par value $.0001 per share, and detachable, five-year Series A, Series B and Series C warrants to purchase shares of our common stock at an exercise price of $1.25 (Series A), $1.50 (Series B) and $1.75 (Series C) per share. In total, we sold 5,160,000 shares of our Series A convertible preferred stock (convertible into a like number of shares of common stock) and Series A, Series B and Series C warrants to each purchase 2,580,000 shares of common stock, or an aggregate of 7,740,000 shares of common stock. We received gross proceeds of $5,160,000 in consideration for the sale of the units.

The units (and the securities contained in the units) issued in the 2008 private placement were exempt from registration under Section 4(2) of the Securities Act of 1933 as a sale by an issuer not involving a public offering and under Regulation D promulgated pursuant to the Securities Act of 1933. The units (and the securities contained in the units) were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such securities contain a legend stating the same.

Issuances to a Consultant.  On June 24, 2008, we issued 50,000 shares of common stock and warrants to purchase an additional 50,000 shares of common stock to a consultant in exchange for merger advisory services provided to us.  The shares of common stock and warrants were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

NextGen Acquisition.  On October 31, 2008, we acquired all of the outstanding shares of common stock of Next Generation Power Systems, Inc. (“NextGen”) in exchange for an aggregate purchase price of $322,500 payable by delivery of an aggregate of 92,143 shares of our common stock allocated among the NextGen non-controlling interests. The purchase transaction included assumption of certain liabilities of NextGen including a note payable to First Farmer’s & Merchant’s National Bank, but excluded the stockholder notes, which the stockholders of NextGen agreed to contribute to equity.  Simultaneously with the acquisition of all of NextGen, we also purchased a commercial building and associated land located in Pipestone, Minnesota from the individual owners of NextGen. We issued 41,070 unregistered shares of common stock to the minority stockholders of NextGen for the purchase of the land and building. The 41,070 shares issued to the NextGen minority interest were valued at $3.50 per share at the date of agreement, or $144,000.  The acquisition was accounted for at fair value of the land and building on the date of purchase which totaled $173,055.  The shares of common stock issued in the NextGen acquisition were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

Warrant Exercise. On June 29, 2009, the Company entered into a warrant amendment agreement with the holders of the Company’s Class A warrants, whereby the holders and the Company agreed that such warrants would be exercisable solely for the Company’s new Series B Convertible Preferred Stock (Series B).  Furthermore, the holders agreed to exercise 2,036,840 of the Series A warrants for an equal number of Series B Convertible Preferred shares for approximately $2,339,000 in cash and a subscription note receivable in the amount of $196,710. The note was paid to the Company in December 2009.

Warrant Exchange.  On June 30, 2009, we entered into a securities exchange agreement with the holders of our Series A, Series B and Series C Warrants pursuant to which the holders agreed to exchange all of their outstanding (i) remaining Series A Warrants to purchase 543,159 shares of our Series B convertible preferred stock, (ii) Series B warrants to purchase 2,580,000 shares of our common stock at $1.50 per share and (iii) Series C Warrants to purchase 2,580,000 shares of our common stock at $1.75 per share for an aggregate of 4,570,166 shares of our Series B convertible preferred stock.  No cash consideration was paid in connection with the exchanges. The exchange was conducted in reliance on the exemption from registration afforded by Section 3(a)(9) under the Securities Act and corresponding provisions of state securities laws.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

Options Grant.  On June 29, 2009, we granted one of our directors options to purchase 500,000 shares of our common stock outside of our 2008 Incentive Compensation Plan at $2.00 per share, with 166,666 options immediately exercisable, 166,667 options vesting on June 29, 2010 and 166,667 options vesting on June 29, 2011.  The options and underlying shares of common stock were not registered under the Securities Act, or the securities laws of any state, and were issued in reliance on the exemption from registration afforded by Section 4(2) and Regulation D under the Securities Act and corresponding provisions of state securities laws.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

Warrant Issuance to Consultants.  On October 1, 2009, we issued warrants to purchase 100,000 shares of common stock to a consultant in exchange for consulting services in the areas of business management, business development, corporate strategy and capital funds for operating companies and emerging growth enterprises provided to us.  The warrants were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

Other Stockholder Matters

Amendment Agreement – Registration Rights Agreement

On March 27, 2009, the Company and the holders of the Company’s Series A Preferred Stock entered into an agreement amending the penalty provisions (including liquidated damages) provided in the Registration Rights Agreement for failure to timely file and obtain effectiveness of a registration statement.   Under such agreement, the Company agreed to issue additional common stock to the holders of the Series A convertible preferred stock at a price equal to 75% of the average of the immediately preceding 20 days’ daily volume weighted average price for the common stock.  This issuance of common stock is in lieu of the liquidated damages set forth under the Registration Rights Agreement and constitutes a waiver and deletion of redemption rights provided by Section 9 of the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock of the Company with the Delaware Secretary of State on June 24, 2008.   This Amendment Agreement was initially reported on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities Exchange Commission on March 30, 2008.  Further, the Amendment Agreement was filed as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission on April 15, 2009.

Memorandum of Understanding

On April 13, 2009, the Company and the holders of the Company’s Series A 8% Convertible Preferred Stock entered into a Memorandum of Understanding regarding the registration of Holder Registrable Securities (as defined in the Registration Rights Agreement dated as of June 24, 2008) under the Company’s Form S-1 Registration Statement filed on October 22, 2008 and subsequently amended (the “Juhl Registration Statement”).  Pursuant to this Memorandum of Understanding, the parties confirmed, acknowledged and agreed regarding the pro rata reduction of Registrable Securities between the Holder Registrable Securities and Greenview Capital Registrable Securities (as defined in the Registration Rights Agreement), in order to comply with U. S. Securities and Exchange Commission guidance with respect to the amount of securities eligible for registration on the Juhl Registration Statement.  The Memorandum of Understanding was reported in the Company’s Amendment No. 2 to our Registration Statement on Form S-1, field with the U.S. Securities and Exchange Commission on April 15, 2009.

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

Declaration of Effectiveness of Registration Statement on Form S-1

On June 24, 2009, the U. S. Securities and Exchange Commission declared the Company’s Registration Statement on Form S-1, as amended, effective.  Our Registration Statement provided for the sale of up to 1,700,000 shares of our common stock, in accordance with the terms set forth therein, by selling stockholders as listed therein.

Waiver Agreement

On September 23, 2009, the Company and each of the purchasers of its Series A Preferred Stock entered into a Waiver Agreement waiving certain provisions of the Warrant Amendment Agreement among the same parties dated March 27, 2009.  The Waiver Agreement was included as an exhibit to the Company’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission on September 30, 2009.

Filing of Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock

On September 28, 2009, the Company filed a Current Report on Form 8-K with the U.S. Securities and Exchange Commission reporting that on September 28, 2009, the Company filed with the Secretary of State of Delaware an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock to provide information inadvertently omitted from the originally filed Certificate of Designation regarding the date upon which a price determination is to be made with respect to subsequent rights offerings.

Declaration of Effectiveness of Registration Statement on Form S-1

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

Transfer Agent

Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Dr., Henderson, NV  89014.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

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

Overview

On June 24, 2008, we acquired all of the outstanding shares of common stock of two related companies, Juhl Energy and DanMar, in exchange for the issuance of 15,250,000 shares of our common stock. As a result, Juhl Energy and DanMar are now our wholly-owned subsidiaries. The transaction is referred to in this report as the share exchange transaction.

As a result of the share exchange transaction, we are now engaged in the development of community wind power in various small communities in the Midwestern United States and Canada committed to building medium scale wind farms jointly owned with local communities and farm owners. The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power for use by the electric power industry. Since inception, Juhl Energy and DanMar have developed 14 wind farms, accounting for approximately 117.5 megawatts of wind power, that currently operate in the Midwest region of the United States. At the time of the share exchange transaction, Juhl Energy and DanMar were engaged in various aspects of the development of 16 wind farms totaling an additional 400 megawatts of community wind power systems.  Currently, we are presently engaged in various aspects of the development of 28 wind farms totaling approximately an additional 451 megawatts of community wind power systems

Before the share exchange transaction, our corporate name was MH & SC, Incorporated and our trading symbol was MHSC.OB. Concurrently with the share exchange transaction, we changed our corporate name to Juhl Wind, Inc. and changed our trading symbol to JUHL.OB. As a result of the share exchange transaction, Juhl Energy and DanMar became our wholly-owned subsidiaries, with the former stockholders of Juhl Energy and DanMar acquiring 15,250,000 shares of our common stock. Both Juhl Energy and DanMar were controlled by Daniel J. Juhl, their founder and our new Chairman and Chief Executive Officer. The share exchange transaction was consummated pursuant to a Securities Exchange Agreement, dated June 24, 2008, between us, and Juhl Energy and DanMar and, for certain limited purposes, the former stockholders of Juhl Energy and DanMar.

Concurrently with the closing of the share exchange transaction, we completed a private placement to two institutional investors and two other accredited investors of units consisting of shares of our newly-created Series A convertible preferred stock and detachable five-year Series A, Series B and Series C warrants to purchase shares of our common stock at an exercise price of $1.25 (Series A), $1.50 (Series B) and $1.75 (Series C) per share. In total, we sold 5,160,000 shares of our Series A convertible preferred stock (convertible at any time into a like number of shares of common stock) and Series A, Series B and Series C warrants to purchase 2,580,000 shares of common stock, or an aggregate of 7,740,000 shares of common stock. We received gross proceeds of $5,160,000 in consideration for the sale of the units ($4,560,000 from Vision Opportunity Master Fund, Ltd., $500,000 from Daybreak Special Situations Master Fund, Ltd. and $100,000 from Bruce Meyers and Imtiaz Khan.)

Concurrently with the closing of the share exchange transaction and the 2008 private placement, we cancelled 3,765,000 shares of our common stock held by Vision Opportunity Master Fund, Ltd. Simultaneously with the closing of the share exchange transaction between MH & SC, Juhl Energy and DanMar, Cory Heitz, the then principal stockholder, director and chief executive officer of MH & SC prior to the share exchange transaction, received all of the outstanding membership interests of My Health & Safety Supply Company, LLC, an Indiana limited liability company, in full satisfaction of advances made by Mr. Heitz to MH & SC in the principal amount of $121,000, plus accrued but unpaid interest. We determined that this business was incidental to our new wind energy business. MH&SC was the holding company for My Health & Safety Supply Company, LLC.  My Health & Safety Supply Company, LLC was the only operating subsidiary of MH&SC.  The sale of My Health & Safety Supply Company, LLC was a condition of the share exchange transaction.

On October 31, 2008, we acquired all of the outstanding shares of common stock of NextGen in exchange for an aggregate purchase price of $322,500 payable by delivery of an aggregate of 92,143 shares of our common stock allocated among the NextGen non-controlling interests. The purchase transaction included assumption of certain liabilities of NextGen including notes payable to First Farmer’s & Merchant’s National Bank, but excluded the stockholder notes, which the stockholders of NextGen agreed to make as a contribution to equity.  Simultaneously with the acquisition, we also purchased a commercial building and associated land located in Pipestone, Minnesota from the individual owners of NextGen. We issued 41,070 unregistered shares of common stock to the minority stockholders of NextGen for the purchase of the land and building. The 41,070 shares issued to the NextGen minority interest were valued at $3.50 per share at the date of agreement, or $144,000.  The acquisition was accounted for at fair value of the land and building on the date of purchase which totaled $173,055.

On June 29, 2009, we entered into a warrant amendment agreement with the holders of our Series A Warrants.  Pursuant to the terms of the warrant amendment agreement, all of our then outstanding Series A Warrants to purchase 2,580,000 shares of our common stock at $1.25 per share were amended such that the Series A Warrants would be exercisable solely for shares of our Series B convertible preferred stock.  Pursuant to the warrant amendment agreement, the holders of our Series A Warrants agreed to exercise an aggregate of 2,036,840 Series A Warrants at a price of $1.25 per share.

On June 30, 2009, we entered into a securities exchange agreement with the holders of our Series A, Series B and Series C Warrants pursuant to which the holders agreed to exchange all of their outstanding (i) remaining Series A Warrants to purchase 543,159 shares of our Series B convertible preferred stock (after giving effect to the foregoing amendment and exercise), (ii) Series B warrants to purchase 2,580,000 shares of our common stock at $1.50 per share and (iii) Series C Warrants to purchase 2,580,000 shares of our common stock at $1.75 per share for an aggregate of 4,570,166 shares of our Series B convertible preferred stock.  The exchange value was based on the cashless exercise value of the exchanged warrants.  Following the consummation of the 2009 warrant exchange, we had no further Series A, Series B or Series C Warrants outstanding.

How We Operate

We group our operations into two business segments: (i) wind farm development, construction, and management and (ii) consumer-owned renewable energy.  Our business segments are separate business units that offer different products.  The wind farm development, construction and management segment represents revenue derived from the development of “community wind power.”  The consumer-owned renewable energy segment represents revenue derived from the sale of consumer-owned renewable energy products.

Our wind farm development projects most commonly involve a fee contract with entities specially formed by local farmers upon whose land the wind turbines are installed. Revenue is also derived from our work in the development of wind farms throughout the development process including four major components: feasibility studies, development fees, operations and management oversight and construction contract revenue.

We hold contract rights, are involved with projects in development and under negotiation, and provide development activities in the wind power industry. Once wind farms are operational, we seek contract rights to provide administrative services agreements which call for management and administrative services to be provided to the operating wind farm. Our assets include nine development services agreements, twelve projects in early development stages, and seven agreements to conduct wind power feasibility studies.

Due to the anticipated increased demand for electricity from alternative energy sources in 2010 and beyond, together with the stimulus from new federal government regulations, we believe the demand for wind energy developments and consumer-owned renewable energy products will be stable or will increase in the foreseeable future. We anticipate growing revenues on an annual basis beginning in 2009; however, revenue will be subject to shifts in timing due to project development delays resulting from our ability to obtain financing and the construction season in the Upper Midwest climate.

Accounts Receivable.  Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral.

Factors Affecting Our Operating Results

Demand

Demand for wind power in the United States is growing rapidly and we believe the call for growth in community wind power is increasing as well. Community wind power systems will make up a segment of this growth, leading to what we estimate will be significant growth in community power wind systems.

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
•
existing and growing legislative and regulatory mandates for “cleaner” forms of electric generation, including state renewable portfolio standards and the U.S. federal tax incentives for wind and solar generation, including the American Recovery and Reinvestment Act enacted in February 2009,

•	ongoing improvements to wind power systems making them more cost effective and improving availability to meet demand, and
•	worldwide concern over greenhouse gas emissions and calls to reduce global warming due to the carbon dioxide produced by conventional electric generation.

In light of these factors and the resulting increase in demand for wind power, we believe that we are uniquely positioned to experience significant year-over-year growth and development of specific community wind farms throughout the United States. We can provide full-scale development of wind farms across the range of required steps including performing initial feasibility studies, assisting in power purchase agreement negotiations, arranging equity and debt project financing, providing equipment and  construction services, and managing operations.

Debt and Equity Financing Markets

Wind farm development projects are dependent on the ability to raise debt and equity financing to fund the turbine and substation components, construction costs and other development expenses. We assist project owners in identifying sources of debt and equity capital as a part of our development efforts. We have expended significant efforts in 2009 on behalf of two construction-ready wind farm projects to identify sources of debt and equity financing in order to proceed to the actual construction phase.  In the fourth quarter of 2009, we commenced construction on a 20MW wind generation facility in Grant County, Minnesota, consisting of 10 wind turbine generators and related interconnection facilities, and a 1MW wind farm in Pipestone County, Minnesota.  It is our belief that many wind farm project owners across the U.S. are facing similar difficulties in arranging project financing as well, particularly construction financing.  The difficulties in obtaining financing is  especially  evident within banking institutions who have liquidity issues resulting from the recent recessionary conditions and  a banking crisis that has led to U.S. government bailout programs and tight regulatory conditions.  The slowdown in new wind farm construction has led to increase in wind turbine inventory around the country, and we are observing that turbine suppliers are also becoming a source of capital in the construction financing of wind farm projects.  We expect credit conditions to improve and we will assist project owners in examining federal and loan guarantee programs as an additional means of securing project financing.

Site Selection

Wind, however, is intermittent and electricity generated from wind power can be highly variable. Good site selection and advantageous positioning of turbines on a selected site are critical to the economic production of electricity by wind energy. In our experience, the primary cost of producing wind-powered electricity is the turbine equipment and construction cost. As an intermittent resource, wind power must be carefully positioned into the electric grid along with other generation resources and we believe Juhl Wind has demonstrated the expertise necessary to work with local electric utilities to affect the proper integration plan.  As such, we intend to continue to identify new sites to produce wind energy through the community wind power model throughout the United States and Canada with a focus on the Midwestern region of the U.S.

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

As described above, in connection with the share exchange transaction, we succeeded to the wind farm development and management business of Juhl Energy and DanMar, and Juhl Energy and DanMar became our wholly-owned subsidiaries.  For accounting purposes, Juhl Energy was the acquirer in the share exchange transaction, and consequently the transaction is treated as a recapitalization of the company.  DanMar was accounted for in a manner similar to pooling of interests due to common control ownership.

On October 31, 2008, we acquired all of the issued and outstanding shares of common stock of NextGen.  Our acquisition of NextGen was accounted for in a manner similar to pooling of interests due to common control ownership. The assets and liabilities of NextGen were combined at historical cost for the portion (54%) under common control and at fair value for the non-controlling interest.  The revenue and expense activities of NextGen are included in the accompanying statement of operations for the years ended December 31, 2008 and 2007. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this annual report.

Juhl Energy, DanMar and NextGen’s financial statements are our historical financial statements.

Significant Accounting Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements is a significant estimate based on a percentage of estimated project costs and the percentage of completion method used to recognize construction contract revenue; economic lives of property and equipment; realizability of accounts receivable; valuation of deferred tax assets, inventory, stock based compensation and warrants, goodwill, intangible asset, income tax uncertainties, fair value of warrant liability, and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date.  Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

A majority of the revenue we have recorded for the year ended December 31, 2009 is based on our assumption of collectability of funding from our wind farm customer who is in the process of obtaining executed term sheets with financial institutions or equity subscribers. They expect to close on such term sheets within 60 to 120 days of filing this report with the Securities and Exchange Commission.

Our management has discussed the development and selection of these significant accounting estimates with our board of directors and our board of directors has reviewed our disclosures relating to them.

Results of Operations – Year ended December 31, 2009 Compared to Year ended December 31, 2008

Overview

Our general activity for the year ended December 31, 2009 was primarily focused on the ongoing development of 28 wind farms we have under development with various parties and in various stages of development. Our management believes that we are poised for growth as we now have improved our balance sheet liquidity necessary to work through our current projects under development and ability to develop future projects.  Our general activity for the three months ended December 31, 2009 was primarily focused on the bringing of two wind farm projects in Minnesota, Woodstock and Grant County, forward to construction.  The 20 megawatt Grant County wind farm project commenced construction during the fourth quarter of 2009, and completion is expected during the first half of the 2010 fiscal year.  The 1 megawatt Woodstock farm project commenced construction during the fourth quarter of 2009, and completion is expected during the first half of the 2010 fiscal year.

Our wind farm development projects most commonly involve a fee contract with entities specially formed by local farmers upon whose land the wind turbines are installed. Revenue is also derived from our work in the development of wind farms throughout the development process including four major components: feasibility studies, development fees, operations and management oversight and construction fees.

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

Due to the anticipated increased demand for electricity from alternative energy sources in 2010 and beyond, together with the stimulus from new federal government regulations,  we believe the demand for wind energy developments and consumer-owned renewable energy products will be stable or will increase in the foreseeable future. We anticipate a steep increase in revenues in the first quarter in 2010 and on an annual basis beginning in 2010 as a result of completing construction and moving forward with operations on our projects under development.  However, revenue will be subject to shifts in timing due to delays in construction caused by Upper Midwest climate or other unforeseen circumstances.  The timing of our development fee revenue is also dependent on the ability of the wind farm projects to obtain permanent debt and equity financing.

During the year ended December 31, 2009, we added new projects under development, underscoring the demand in the market and specifically for our form of community wind power.  We encountered difficult economic conditions with respect to the financing of wind development projects, and as such, we commissioned no new wind farm projects through December 31, 2009.  In 2009, we have worked to align ourselves with environmentally friendly concerned investors to provide financing options for investment in our projects.  During the fourth quarter, we commenced construction on two of our projects under development, the Grant County wind farm, which is approximately a 20 MW wind generation facility in Grant County, Minnesota, consisting of 10 wind turbine generators and related interconnection facilities in Grant County, Minnesota (the “ GCW Project), and Woodstock, a 1 MW wind generation facility in Pipestone County (“Woodstock”).

As part of the GCW Project, Juhl Energy entered into a Development and Construction Services Agreement (the “Development Agreement”), with Grant County Wind LLC, a Minnesota limited liability company,  and each of the individual wind generator companies (a “Generator LLC”) who are also the members of Grant County Wind, LLC, (each Generator LLC and Grant County Wind, LLC, collectively the “Owner”).  Under the Development Agreement, the Owner contracted with Juhl Energy for the development, design, construction, installation, and financing of the Project’s balance of plant on property in which Owner will have control or an ownership interest. The Project’s balance of plant involves the installation of ten (10) 2.0 MW wind turbine generators, which are the subject of a Turbine Supply Agreement between the Owner and the turbine supplier. Juhl Energy, together with the turbine supplier of the Project, has also agreed to take a promissory note for a portion of the expected $8.5 million construction cost of the Project together with security interest that is junior to the turbine supplier. Juhl Energy’s primary subcontractor has also agreed to assist Juhl Energy in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing is placed on the Project.   As a part of this Development Agreement, the primary subcontractor’s note must be paid within 180 days of the substantial completion of the project, and if this does not occur, the subcontractor may exercise legal rights to demand payment from Juhl only as it relates to Juhl’s rights to its promissory note and its Development Agreement, including a right of foreclosure on the note delivered to Juhl Energy by the Owners, which could, in turn, allow for conversion of amounts to project equity by Juhl Energy or its primary subcontractor.

As a part of the Woodstock project, Juhl Energy entered into a Turbine Sales Agreement and a Construction Services Agreement with the project owner totaling approximately $1.55 million.  This amount will be funded by approximately $860,000 of equity proceeds that have been raised from the sole investor in the project, together with an expected closing of a bank loan and federal cash grant proceeds.

In order to continue our ability to develop projects in our pipeline, Juhl Energy has entered into a Frame Order Agreement with a turbine supplier (“Turbine Supplier”), whereby Turbine Supplier will supply certain wind turbine generators for our community wind power projects.  This Frame Order Agreement defines certain terms and conditions, including the scope of supply, pricing, and warranties of the wind turbine generators, that will be included in each Project Turbine Supply Agreement.  Each Project Turbine Supply Agreement will govern the supply and purchase of certain Turbine Supplier wind turbine generators for individual community wind power projects between October 1, 2009 and December 31, 2012.  Further, in addition to the rights and benefits provided under the Frame Order Agreement, Juhl Energy may be entitled to acquire equity in the parent company of the Turbine Supplier (“Parent”) through the issuance of warrants by the Turbine Supplier for the purchase of ordinary stock in its parent company, which shall be exercisable upon achieving certain milestones based on volume of turbines purchased, during the term of the Frame Order Agreement.  In addition, as part of the overall working relationship with the Turbine Supplier, we have entered into a letter of understanding whereby an affiliate of the Turbine Supplier has agreed to invest equity into certain of our community wind power projects that use its wind turbines.  We believe the relationship with this Turbine Supplier will benefit our continued growth in the community wind power industry with the development and completion of further community wind power projects.

Revenue

Total revenue increased by approximately $10,345,000, or 777.2%, from approximately $1,331,000 for the year ended December 31, 2008, to approximately $11,676,000, for the year ended December 31, 2009.

 The large increase in revenue is primarily attributable to approximately $7,939,000 of construction contract revenue from two wind farm construction projects during the fourth quarter of 2009. The projects were in progress at December 31, 2009 with completion estimate percentages of 90% and 82%. Completion percentages were based on costs incurred to date compared with the expect total construction cost estimates. Both projects are expected to be completed during the first quarter of 2010 and the remaining revenue recognized.

Turbine sales and service revenues increased by approximately $2,037,000 over 2008 as a result of the turbine sale in the 1 MW Woodstock wind farm project of approximately $1,166,000 together with a $871,000 increase in small turbine sales in our NextGen subsidiary.  The $871,000 increase in NextGen, which is essentially our consumer-owned renewable energy segment, was attributable to the sale of 19 turbines in 2009 versus only five in 2008.  The prior year revenues were impacted by NextGen’s (prior to our acquisition of NextGen) need to focus on customer warranty and turbine design issues, together with its focus on preparation for sale of the turbine business to Juhl Wind.    NextGen had seven wind turbines in backlog with expected ship dates in the first quarter of 2010 depending on the timing of new components from suppliers.  In August 2009, we reported that the NextGen business entered into a $1 million, 20 year licensing and distribution arrangement with an Ohio company.  The revenue for this arrangement is being amortized over the twenty year period of such agreement.  Revenue of $8,300 was included in Turbine Sales and Service revenue in 2009 from this arrangement.

Wind farm development and management revenue, together with similar related party revenue that has been separately stated on the statement of operations, increased by approximately $364,000, or 41.8%, from approximately $871,000 for the year ended December 31, 2008 to approximately $1,234,000 for the year ended December 31, 2009.  This increase is primarily attributable to revenue recognized from completing power purchase agreements on four of our wind farm developments in 2009, together with approximately $120,000 of wind farm maintenance revenue.

Cost of Goods Sold

Costs of goods sold increased by approximately $9,427,000, or 2185% in 2009, from approximately $431,000 for the year ended December 31, 2008 to approximately $9,858,000 for the year ended December 31, 2009.  Cost of goods sold for 2009 includes approximately $7,537,000 of wind farm construction costs, $2,157,000 of turbine costs, and $163,000 of wind farm management costs.  There were no wind farm construction costs in 2008 as we did not have any wind farms under construction due to difficulties in obtaining financing to begin construction activities. The primary component of wind farm construction costs in 2009 were subcontracted services from vendors who supply construction services and materials for the Grant County and Woodstock wind farms under construction. Of the turbine costs of goods sold of $2,157,000, approximately $1,000,000 relates to cost of goods sold related to the consumer-owned renewable energy products and services.

Operating Expenses

General and Administrative Expenses.  General and administrative expenses increased by approximately $743,000, or 84.9%, from approximately $876,000 for the year ended December 31, 2008 to approximately $1,619,000 for the year ended December 31, 2009. The increase was primarily attributable to approximately $570,000 of professional fees incurred in connection with the increased costs of being a public reporting company, subsequent audit costs over NextGen acquisition, securities registration filings, legal services for legislative support, and accounting services support. Of this amount, we believe that approximately $225,000 represent one-time costs associated with these professional services. The increase in general and administrative expenses over 2008 also included approximately increased expenses for travel and supplies in relation to the increased number of employees, insurance, NextGen operations, and administration.

Payroll and Employee Benefits.  Payroll and employee benefits expenses increased by approximately $1,268,000, or 155.3%, from approximately $817,000 for the year ended December 31, 2008 to approximately $2,085,000 for the year ended December 31, 2009.  With regard to the increase of $1,268,000, approximately $722,000 of the increase was attributable to the increase in employee-based stock-based compensation expense over the twelve months ended December 31, 2008 related to stock options, $157,000 was attributable to an increased number and rate of compensation for executive officers, and the remaining part of the of the increase was primarily attributable to salaries and benefits for the addition of eight employees over the prior year.

Wind Farm Management Expenses.  Wind farm management expenses increased by approximately $37,000, or 22.7%, from approximately $165,000 for the year ended December 31, 2008 to approximately $202,000 for the year ended December 31, 2009.  The increase in expenses results primarily from the incurrence of maintenance costs incurred on time and materials arrangements with wind farm facilities.

Investor Relation Expenses.  Investor Relations Expenses increased by approximately $99,000, or 45.4%, from approximately $219,000 for the year ended December 31, 2008 to approximately $318,000 for the year ended December 31, 2009.    Nearly all of these expenses were paid from a restricted cash fund stemming from the 2008 private placement and 2009 warrant exercise and exchange.  The increase in 2009 relates to 12 months of investor relations activity, as 2008 only had 6 months of activity.

Other Income (expenses).   The Company, beginning on January 1, 2009, recognized its warrants (issued in connection with the 2008 private placement) as liabilities at their respective fair values.  This accounting treatment was required under generally accepted accounting principles whereby our detachable warrants stemming from the private placement must be accounted for as a derivative instrument. As a result of revaluing the warrants prior to the exercise or exchange of such warrant instruments on June 29, 2009, we recorded a gain of approximately $2,199,000 from the change in the fair value of the underlying warrants using the Black Scholes method.  No further adjustments are necessary to the fair value of these warrants as the warrants are no longer outstanding.

Operating Loss

Our operating loss increased by approximately $972,000, or 59.6%, from approximately $1,629,000 for the year ended December 31, 2008 to approximately $2,600,000 for the year ended December 31, 2009.  The increase in operating loss is primarily attributable to the growth in general and administrative and payroll-related expenses as described above.

Net Loss

Net loss decreased by approximately $1,070,000, or 89.1%, from approximately $1,201,000 for the year ended December 31, 2008 to approximately $131,000 for the year ended December 31, 2009.  Our net loss is significantly impacted by the fair value accounting over the warrant derivatives and subsequent non-cash gain of approximately $2,200,000 reported in the year ended December 31, 2009 as described above under other income (expense).

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral.

Property and Equipment

As of December 31, 2009 and December 31, 2008, we held $430,000 and $344,000 in net book value of property and equipment, respectively. These assets included land, buildings, office equipment, shop equipment and service vehicles.

Liquidity and Capital Resources

At December 31, 2009, we carried approximately $4,555,000 in cash and short term-investments (restricted and non restricted) on the balance sheet primarily due to the 2008 private placement and the infusion of approximately $2,536,000 from the June 2009 exercise by holders of Series A Warrants.  However, approximately $718,000 of the short-term investments has been designated as security for the bank notes payable of approximately $417,000 and therefore has been reflected in current assets as a restricted asset. Subsequent to year-end, we agreed with the bank to release approximately $300,000 of the designated security.  In order to provide additional protection to our cash, we obtained an excess deposit insurance bond (at a cost of $7,089) for our wholly-owned subsidiary, Juhl Energy, with respect to cash and certificates of deposit carried in Juhl Energy’s name at First Farmers & Merchants National Bank. The insurance bond increased our deposit insurance protection by $2.4 million.    In January 2010, we were informed by the bank that the insurance bond was being withdrawn in February 2010 by the underlying insurance company. We were able to obtain a $1.7 million letter of credit facility that provides security for the deposits that may not otherwise insured through the Federal Deposit Insurance Corporation.

We have incurred additional operating costs, especially in the area of professional fees, since becoming a public reporting company.  At the same time, we will continue our internal efforts to assist our project owners in arranging financing terms for each project under development. The ability to assist project owners with obtaining debt and equity financing is a material factor in producing our future revenue streams and cash flow.   The Grant County wind farm construction commenced in October 2009 and was substantially completed during the first quarter of 2010.  As a part of the financing commitments with the Grant County wind farm project, we agreed to take a promissory note for the construction contract revenue until completion and permanent financing of such project.  Our operating cash flows from the Grant County wind farm project will therefore be delayed until the successful completion of the permanent financing of the Grant County wind farm project.

Due to the anticipated increased demand for power from alternative energy sources in 2009, which should continue into 2010, we believe the demand for our services, and therefore, our revenues, will be stable or increase in the foreseeable future.  Based on our anticipated level of revenues, we believe that funds generated from operations, together with existing cash and cash available from construction and consulting services, will be sufficient to finance our operations and planned capital expenditures through the next 24 months.

We will continue to pursue new community wind farm developments to maintain an active backlog of projects. However, we cannot assure that actions will be successful. Should volumes and revenues decline to a level significantly below our current expectations, we would reduce capital expenditures and implement cost-reduction initiatives which we believe would be sufficient to ensure that funds generated from operations, together with existing cash and available borrowings under any open credit agreement.

Net cash used in operating activities increased by approximately $249,000, from the net cash used in operating activities of approximately $743,000 for the year ended December 31, 2008 to net cash used in operating activities of approximately $992,000 for the year ended December 31, 2009. The change in net cash used in operating activities of $249,000 is primarily due to the increased operating expenses such as payroll and professional services fees as highlighted above in the discussion and analysis of operating expense, along with making reimbursable cost advances to future project developments. To offset the impact of these costs, we have managed payments of accounts payable relating to project-related expenses to coincide with billings on those projects. Further,  we have collected $383,000 of customer deposits for seven small wind turbines in backlog at year-end and collected $533,000 in cash from the licensing and distributor arrangement in the NextGen business.

Net cash provided by investing activities increased by approximately $155,000, from the net cash used in investing activities of approximately $339,000 (excluding the $1.3 million investment of cash reserves into certificates of deposit) for the year ended December 31, 2008 to net cash  used in investing activities of approximately $184,000 (excluding the effect of $300,000 of matured certificates of deposit)  for the year ended December 31,2009. The net cash used in investing activities in 2009 primarily relates to the purchase of equipment for the NextGen production facilities. The change in net cash used in investing activities in 2008 primarily relates to investment of $302,000 of cash into wind farm projects where Juhl Wind is currently the project developer, together with the purchase of production equipment for NextGen.

Net cash flow provided by financing activities decreased by approximately $1,162,000, from the net cash flow provided from financing activities of approximately $3,530,000 for the year ended December 31, 2008 to approximately to net cash provided by financing activities of approximately $2,368,000 for the year ended December 31, 2009.  Additional financing activities in 2009 included $2,536,000 in cash received from the exercise and exchange of the Series A Warrants and issuance of Series B Preferred Stock in June 2009, including the collection of a subscription receivable of $196,710 from one of our current stockholders in December 2009.  Financing activities in 2008 included the receipt, after expenses, of $4.1 million from the June 2008 private placement.

We maintain an investor relations cash escrow account that was initially funded by $500,000 of proceeds from the funded from the 2008 private placement, and an additional $250,000 received from the exercise of Series A Warrants and issuance of Series B Preferred Stock in June 2009.   The funds are to be used only for investor relations initiatives.  As of December 31, 2009, we had a balance of approximately $203,000 in the account.

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

Revenue Recognition.
Development Agreements. We receive a down payment upon the acceptance of a development contract by the wind farm owner. With no work performed on the contract, the down payment is considered deferred revenue and is recognized over the estimated life of the contract. The remaining proceeds are allocated to the following deliverables based on vendor specific objective evidence (VSOE) of each item: 1) achievement of a signed Power Purchase Agreement (PPA) with an electrical utility, and 2) final commissioning of the wind farm turbines.  Management has determined that these deliverables have stand-alone value, and performance of the undelivered services are considered probable and in the control of the Company.

Wind Farm Construction Services.   We recognize revenue on construction contracts on the percentage of completion method with costs and estimated profits included in contract revenue as work is performed. Construction contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on our experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

Administrative Services Agreements.  We have signed administrative services agreements with several wind turbine projects to provide management and bookkeeping services. The administrative services agreements call for quarterly payments in advance or arrears of services rendered based on the terms of the agreement. The administrative service payments are carried as deferred revenue and recognized monthly as services are performed.

Turbine Sales and Service. Revenue from turbine sales are recognized at the time of shipment. Turbine sales occur from small scale wind turbines that are internally re-manufactured and sold by the Company, or through purchase and resale of larger scale wind turbines to wind farm project owners. Revenue from the sale of small scale wind turbines are recognized upon shipment to the customer and transfer of ownership.  Deposits received from customers are included as Deferred Revenue until shipment occurs. Revenue from the sale of larger scale wind turbines is recognized in conjunction with the construction services percentage of completion accounting discussed below. Revenue is recognized only after turbine erection activities have commenced.

Licensing Agreements. Revenues earned from licensing agreements are amortized straight line over the term of the agreement.

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

Accounting for Derivatives.  We adopted guidance issued by the Financial Accounting Standards Board (“FASB”) relating to “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” effective January 1, 2009.  The adoption of this guidance affected the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether our warrants or convertible preferred stock contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. We determined that the all of the outstanding warrants contained such provisions thereby concluding they were not indexed to our own stock and must now be treated as a derivative liability. Prior to the adoption of this guidance, the warrants were considered equity instruments. We determined that while our convertible preferred stock contains certain anti-dilution features, the conversion feature embedded within our convertible preferred stock does not require bifurcation. At each reporting date, we are required to estimate the fair value of the warrants and record this change in value in earnings as gain or loss.  Upon the conversion of all warrants as part of the 2009 warrant exchange, no equity instruments subject to derivative accounting under this guidance were outstanding as of June 30, 2009.  The warrant liability of $10,378,146 at June 29, 2009 was reclassified to equity upon recording the 2009 warrant exchange.

Variable Interest Entities - The Company has determined that one of its wind farm projects is a variable interest entity (“VIE”), but the Company believes the turbine manufacturer has more risk exposure as it relates to this entity and has been granted certain decision rights, superior to the Company, that most significantly impact the economic performance of the limited liability company associated with the wind farm project.  Based on this analysis, the Company has determined that the wind turbine manufacturer is the primary beneficiary for this VIE, and therefore consolidation is not required under generally accepted accounting principles.  The Company has properly disclosed this relationship within the consolidated financial statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Juhl Wind, Inc.
Consolidated Financial Statements
December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Juhl Wind, Inc. and Subsidiaries
Woodstock, Minnesota

We have audited the accompanying consolidated balance sheets of Juhl Wind, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juhl Wind, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P. Certified Public Accountants

Minneapolis, Minnesota
March 31, 2010

JUHL WIND, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 and 2008

	DECEMBER 31,	DECEMBER 31,
ASSETS	2009	2008

CURRENT ASSETS
Cash	$2,802,302	$1,310,789
Restricted cash	203,123	264,557
Accounts receivable, net of an allowance of $0 and $10,000
at December 31, 2009 and 2008, respectively	1,617,974	44,007
Short term investments and accrued interest receivable	1,033,744	1,306,775
Short term investments - restricted	718,499	700,000
Unbilled receivables, at net realizable value	49,002	250,699
Promissory note receivable, including interest	7,149,912	-
Inventory	352,410	403,118
Reimbursable project costs	597,368	147,800
Costs and estimated profits in excess of billings	769,070	-
Other current assets	123,157	97,727
Current deferred income taxes	45,000	422,000
TOTAL CURRENT ASSETS	15,461,561	4,947,472

PROPERTY AND EQUIPMENT, (Net)	430,039	344,124

GOODWILL	-	227,998

OTHER ASSETS
Deferred income tax asset	614,000	14,000
Project development costs	307,000	302,000
Intangible assets	-	72,000
TOTAL OTHER ASSETS	921,000	388,000

TOTAL ASSETS	$16,812,600	$5,907,594

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,224,549	$250,285
Bank notes payable	416,853	646,791
Accrued expenses	118,571	346,019
Customer deposits	383,000	238,375
Deferred revenue	774,057	94,166
Promissory note payable, including interest	7,149,912	-
TOTAL CURRENT LIABILITIES	11,066,942	1,575,636

SERIES A CONVERTIBLE PREFERRED STOCK
$.0001 par value, 20,000,000 authorized, 5,160,000 issued
and outstanding as of December 31, 2008	-	3,342,954

STOCKHOLDERS' EQUITY
Preferred Stock, 20,000,000 shares authorized
Series A convertible preferred stock - $.0001 par value,
4,820,000 issued and outstanding at December 31, 2009	2,527,731	-
Series B convertible preferred stock - $.0001 par value,
6,567,006 issued and outstanding at December 31, 2009	12,819,116	-
Common Stock - $.0001 par value; 100,000,000 shares authorized,
20,982,860 and 20,183,213 issued and outstanding as of	2,098	2,018
December 31, 2009 and 2008, respectively
Additional paid-in capital	6,089,361	2,740,788
Accumulated deficit	(15,692,648)	(1,753,802)
TOTAL STOCKHOLDERS' EQUITY	5,745,658	989,004

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,812,600	$5,907,594

The accompanying notes to the Consolidated Financial Statements are an integral part of this statement.

JUHL WIND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009			2008
REVENUE
Wind farm development and management	$935,412	8.0%		$740,582	55.6%
Turbine sales & service	2,489,230	21.3		451,688	33.9
Related party revenue	299,084	2.6		130,226	9.8
Construction contract revenue	7,950,605	68.1		-	0.0
Other operating income	1,810	0.0		9,001	0.7
TOTAL REVENUE	11,676,141	100.0		1,331,497	100.0

COST OF GOODS SOLD	9,857,714	84.4		431,408	32.4

GROSS PROFIT	1,818,427	15.6		900,089	67.6

OPERATING EXPENSES
General and administrative expenses	1,619,412	13.9		875,836	65.8
Investor relations expenses	318,309	2.7		218,965	16.4
Liquidated damages (income) expense	(33,846)	(0.3)		258,879	19.4
Impairment of goodwill	227,998	2.0		193,974	14.6
Payroll and employee benefits	2,084,978	17.9		816,637	61.3
Wind farm management expenses	201,919	1.7		164,614	12.5
TOTAL OPERATING EXPENSES	4,418,770	37.9		2,528,905	189.9

OPERATING LOSS	(2,600,343)	(22.3)		(1,628,816)	(122.3)

OTHER INCOME (EXPENSE)
Interest income	100,024	0.9		36,485	2.7
Interest expense	(53,058)	(0.5)		(34,195)	(2.6)
Gain in fair value of warrant liability	2,198,671	18.8		-	-
Other expense	600	0.0		(10,703)	(0.8)
TOTAL OTHER INCOME (EXPENSE)	2,246,237	19.2		(8,413)	(0.7)

LOSS BEFORE INCOME TAXES	(354,106)	(3.1)		(1,637,229)	(123.0)

INCOME TAX BENEFIT	223,000	1.9		436,000	32.7

NET LOSS	$(131,106)	(1.2	) %	$(1,201,229)	(90.3	) %

PREFERRED STOCK DIVIDENDS	407,551			213,280

SERIES B BENEFICIAL CONVERSION FEATURE	2,790,707			-

NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS	$(3,329,364)			$(1,414,509)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	20,571,864			17,765,318

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.16)			$(0.08)

The accompanying notes to the Consolidated Financial Statements are an integral part of this statement.

JUHL WIND, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Convertible		Convertible
			Preferred Stock		Preferred Stock		Additional		Total
	Common Stock		Series A		Series B		Paid-In	Accumulated	Equity
	Shares	Par	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

BALANCE - December 31, 2007	15,250,000	$1,525	-	$-	-	$-	$614,344	$(393,867)	$222,002

Net loss	-	-	-	-	-	-	-	(1,201,229)	(1,201,229)

Stockholder's contributions
Juhl Energy Development, Inc.	-	-	-	-	-	-	5,438	-	5,438
Shares issued to consultants for merger advisory services	2,250,000	225	-	-	-	-	(225)	-	-
Shares issued and outstanding from the Reverse Merger	2,500,000	250	-	-	-	-	(250)	-	-
Shares issued for services	50,000	5	-	-	-	-	62,495	-	62,500
Warrants issued in Private Placement Offering	-	-	-	-	-	-	1,438,201	-	1,438,201
Stock-based compensation to employees	-	-	-	-	-	-	96,187	-	96,187
Stock-based compensation to non-employees	-	-	-	-	-	-	29,052	-	29,052
Shares issued for NextGen purchase	92,143	9	-	-	-	-	322,491	271,470	593,970
Shares issued for real property acquisition	41,070	4	-	-	-	-	173,055	-	173,059
Series A 8% preferred stock dividend	-	-	-	-	-	-	-	(213,280)	(213,280)
Stockholder's distributions	-	-	-	-	-	-	-	(216,896)	(216,896)

BALANCE - December 31, 2008	20,183,213	$2,018	-	$-	-	$-	$2,740,788	$(1,753,802)	$989,004

Cumulative effect of accounting change (note 5)	-	-	-	(529,133)	-	-	(1,438,201)	(10,609,482)	(12,576,816)

ADJUSTED BALANCE- January 1, 2009	20,183,213	2,018	-	(529,133)	-	-	1,302,587	(12,363,284)	(11,587,812)

Net loss	-	-	-	-	-	-	-	(131,106)	(131,106)
Removal of contingent redemption feature and reclassification of Series A preferred stock to equity	-	-	5,160,000	3,342,954	-	-	-	-	3,342,954
Stock-based compensation	-	-	-	-	-	-	982,394	-	982,394
Common stock issued to Series A preferred stockholders for liquidation damages and payment of Series A dividend	419,647	42	-	(522,288)	-	-	747,278	-	225,032
Beneficial conversion feature of Series B preferred stock	-	-	-	-	-	-	2,790,707	(2,790,707)	-
Issuance of Series B upon conversion of all classes of common stock warrants for Series B preferred stock, less offering costs of $10,000	-	-	-	-	6,607,006	12,914,196	-	-	12,914,196
Issuance of common stock upon conversion of Series A preferred stock	340,000	34	(340,000)	(171,353)	-	-	171,319	-	-
Issuance of common stock upon conversion of Series B preferred stock	40,000	4	-	-	(40,000)	(95,080)	95,076	-	-
Common Stock to be issued for Series A 8% preferred stock dividend	-	-	-	407,551	-	-	-	(407,551)	-

BALANCE - December 31, 2009	20,982,860	$2,098	4,820,000	$2,527,731	6,567,006	$12,819,116	$6,089,361	$(15,692,648)	$5,745,658

The accompanying notes to the Consolidated Financial Statements are an integral part of this statement.

JUHL WIND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(131,106)	$(1,201,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129,645	49,645
Gain on the sale of equipment	-	(4,204)
Stock-based compensation	982,394	187,739
Provision for uncollectible accounts	(10,000)	10,000
Gain on warrant liability fair value	(2,198,671)	-
Impairment of goodwill	227,998	193,974
Non-cash liquidated damages expense	(33,846)	258,879
Change in assets and liabilities, net of contributed company in 2008:
Accounts receivable	(1,563,967)	157,022
Unbilled receivable	201,697	46,301
Inventory	50,708	144,764
Reimbursable project costs	(449,568)	(147,800)
Other current assets	(25,430)	(92,380)
Interest receivable on short term investments	(10,062)	-
Costs and estimated earnings in excess of billings	(769,070)	-
Accounts payable	1,974,264	(111,564)
Accrued expenses	31,431	18,228
Deferred income taxes	(223,000)	(436,000)
Deferred revenue and customer deposits	824,516	183,224
NET CASH USED IN OPERATING ACTIVITIES	(992,067)	(743,401)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Community Wind Development Group, LLC	-	13,667
Proceeds from short-term investments	300,000	-
Payments for short-term investments	(35,406)	(1,300,000)
Payments for project development costs	(5,000)	(302,000)
Payments for property and equipment	(143,560)	(51,130)
NET CASH USED IN INVESTING ACTIVITIES	116,034	(1,639,463)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	61,434	264,557
Payments for short-term investments - restricted	-	(700,000)
Proceeds from notes payable	-	114,641
Principal payments on notes payable	(229,938)	-
Payments for public offering costs	-	(31,950)
Proceeds from issuance of Series A preferred stock	-	4,099,825
Proceeds from issuance of Series B preferred stock and conversion of warrants	2,536,050	-
Distributions to shareholders	-	(216,896)
NET CASH FROM FINANCING ACTIVITIES	2,367,546	3,530,177

NET INCREASE IN CASH	1,491,513	1,147,313

CASH - BEGINNING OF THE PERIOD	1,310,789	163,476

CASH - END OF THE PERIOD	$2,802,302	$1,310,789

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$27,433	$36,710

NONCASH INVESTING ACTIVITY
Equity contribution of net assets and liabilities of common
owned company by shareholder	$-	$5,438
NONCASH FINANCING ACTIVITY
Promissory note taken for construction financing	$7,149,912	$-
Private placement offering costs paid directly from gross proceeds	$-	$560,175
2008 private placement restricted cash deposit	$-	$500,000
Series A preferred stock dividend	$407,551	$110,080
Common stock issued for land and building	$-	$173,055
Warrant liability recognition upon adoption of accounting standard	$12,576,816	$-
Fair value of warrant liability extinguished upon Series B preferred stock offering	$10,378,146	$-
Liquidated damages fees paid in the form of common stock	$258,879	$-
Issuance of common stock upon conversion of Series A preferred stock	$171,319	$-
Issuance of common stock upon conversion of Series B preferred stock	$95,080	$-
Beneficial conversion feature of Series B preferred stock	$2,790,707	$-
Reclassification of Series A preferred stock to equity as a result of removing
contingent redemption feature	$3,342,954	$-

The accompanying notes to the Consolidated Financial Statements are an integral part of this statement.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

1.	BACKGROUND, CHANGE OF CONTROL AND BASIS OF PRESENTATION

Juhl Wind, Inc. (“Juhl Wind”) conducts business under three subsidiaries, DanMar and Associates, Inc. (“DanMar”), Juhl Energy Development, Inc. (“JEDI”), and Next Generation Power Systems, Inc. (“NextGen”). The Company provides development, construction, management, and consulting services to wind farm projects throughout the Midwestern U.S. and produces consumer-owned renewable energy products. All intercompany balances and transactions are eliminated in consolidation.

Reverse Acquisition
On June 24, 2008, the owners of DanMar and Associates, Inc. and Juhl Energy Development, Inc., both privately held companies under common control, exchanged all of their outstanding shares of common stock in the companies for 15,250,000 shares of common stock of MH&SC, Inc., representing approximately 86% of the Company’s common stock outstanding after the exchange transaction.  Upon the exchange transaction (“transaction”), MH&SC, Inc. changed its name to Juhl Wind, Inc. As a result of the transaction, DanMar and Associates, Inc. and Juhl Energy Development, Inc. (the “Companies”) are now wholly-owned subsidiaries of Juhl Wind, Inc. Simultaneously to the closing of the transaction, pursuant to a purchase and sale agreement, MH & SC, Inc. sold all of the outstanding membership interest of its wholly owned subsidiary, My Health & Safety Supply Company, LLC, an Indiana limited liability company, to its former CEO. The subsidiary was the only operational activities of MH & SC, Inc.  In essence, DanMar and Associates, Inc. and Juhl Energy Development, Inc. merged into a public shell company with no or nominal remaining operations; and no or nominal assets and liabilities.

In accordance with authoritative guidance related to “Business Combinations”, JEDI is considered the accounting acquirer in the exchange transaction. Because JEDI’s owners as a group retained or received the larger portion of the voting rights in the combined entity and JEDI’s senior management represents a majority of the senior management of the combined entity, the JEDI is considered the acquirer for accounting purposes and will account for the transaction as a reverse acquisition.  The acquisition was accounted for as a recapitalization, since at the time of the transaction, MH & SC, Inc. was a company with no or nominal operations, assets and liabilities.  Consequently, the assets and liabilities and the historical operations that will be reflected in future consolidated financial statements will be those of the Companies and will be recorded at its historical cost basis. The consolidated financial statements have been prepared as if JEDI had always been the reporting company and, on the share transaction date, changed its name and reorganized its capital stock. The consolidated financial statements have been prepared including DanMar due to the transaction being with a company under common control.

Acquisition of Next Generation Power Systems and Related Real Property
On October 31, 2008, the Company acquired all of the issued and outstanding shares of common stock of Next Generation Power Systems, Inc. (“NextGen”), an entity under common control due to the 54% ownership by Dan Juhl, the Company’s controlling stockholder. The acquisition allows the Company to expand into consumer-based wind and solar energy market. All of the outstanding stock of NextGen was acquired in exchange for 92,143 unregistered shares of common stock of the Company, allocated among the NextGen minority selling stockholders.  The 92,143 shares issued to the minority stockholders were valued at $3.50 per share at the date of acquisition or $322,500.  The agreement also required the selling shareholders to contribute the balance of notes payable to stockholders totaling $100,000 to equity. The acquisition was accounted for as a combination of entities under common control (i.e. “as if pooling”) where the assets and liabilities of those under common control are at historical cost and at fair value for the noncontrolling interest.  The revenue and expense activities of NextGen are included in the accompanying consolidated statement of operations for 2009 and 2008. Due to the noncontrolling interest of NextGen being in a deficit equity position, the Company had to absorb 100% of the net losses for all periods presented.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH

The Company maintains cash balances at various financial institutions located in Minnesota.  Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At times throughout the year cash balances may exceed the FDIC insurance limits.  In August 2008, the Company obtained an excess deposit insurance bond to insure deposits up to an additional $2,400,000 beyond the FDIC coverage. The bond was effective August 2008 through February 2010, and subsequently was replaced in February 2010 with a $1.7 million irrevocable letter of credit.  The Company monitors its cash balances to ensure adequacy of collateral for depository balances at financial institutions that exceed FDIC insured amounts.

RESTRICTED CASH

The Company maintains an escrow cash account funded by the proceeds received from the preferred stock private placement in 2008 and the warrant exercise and exchange in 2009.  The funds are to be used for investor relations initiatives.

SHORT TERM INVESTMENTS

Short-term investments include certificates of deposits maintained at various financial institutions. The certificates are intended to be held for investment purposes through their maturity dates that occur at various times throughout 2010.  At December 31, 2009, the Company’s short-term investments totaled $1,000,000 with accrued interest receivable on those investments of $33,774. At December 31, 2008, the Company’s short-term investments totaled $1,300,000 with accrued interest receivable on those investments of $6,775.

RESTRICTED SHORT TERM INVESTMENTS

Restricted short-term investments include certificates of deposits maintained at various financial institutions and totaled $700,000 at both December 31, 2009 and 2008, respectively, These restricted  investments had accrued interest receivable of $18,499 and $0 at December 31, 2009 and 2008, respectively. The certificates are intended to be held for investment purposes through their maturity dates that occur at various times throughout 2010.  These investments are held as collateral against the Bank Notes Payable (discussed in Note 18).  Subsequent to year end, the Bank released three of the certificates from restriction, reducing the balance of the restricted short-term investments to $412,000.

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

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

REIMBURSABLE PROJECT COSTS
Reimbursable project costs represent advances made on behalf of wind farm entities to assist them in the legal, preconstruction project costs, or other temporary advances made during construction.

PROJECT DEVELOPMENT COSTS
Project development costs represent amounts paid by the Company for projects that Juhl Wind is the wind farm developer and project owner. Such costs are carried as a long-term asset until such time that the Company receives a reimbursement as a part of the permanent financing of a commissioned wind farm project, or alternatively, upon reimbursement by new project ownership. The Company may convert these costs into ownership in the project.

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

LONG-LIVED ASSETS
Long-lived assets, such as property, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals.

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

The Company assessed the impairment of goodwill as of December 31, 2009 as required by authoritative guidance.  Based on this assessment, the Company believes that there has been an impairment of goodwill as a result of its recent business plans to research and develop its own manufactured turbine model, as opposed to the maintaining the previous strategy of re-manufacturing small, used scale wind turbines. As a result, the Company has recorded an impairment of $227,998 for the year ended December 31, 2009, which is reflected in the consolidated statement of operations.  The Company recorded an impairment charge of $193,974 for the year ended December 31, 2008, which is reflected in the consolidated statement of operations, and was considered necessary as a result of the economic environment both in the industry and financial markets.

INTANGIBLE ASSETS
The Company’s amortizable intangible assets resulted from its business acquisition of NextGen, and includes customer backlog.  Customer backlog will be amortized as sales commitments occur which were in place at the time of acquisition.  The customer backlog was fully amortized, in the amount of $72,000 in 2009 and charged to cost of goods sold.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

STOCK OPTION PLANS
Upon issuance of employee stock options on June 24, 2008 (inception date), the Company adopted authoritative guidance relating to “Share-Based Payments.” This guidance requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The Company recognizes compensation expense based on the estimated grant date fair value using the Black-Scholes option-pricing model.

The Company accounts for unit based instruments granted to nonemployees under the fair value method. Unit based instruments usually are recorded at their underlying fair value.  In certain instances, the fair value of the goods or services is used to determine the value of the equity instrument as it is a better measure of fair value. The Company recognizes compensation expense for employee stock options based on the estimated grant date fair value using the Black-Scholes option-pricing model. The Company accounts for unit based instruments granted to nonemployees under the fair value method. Unit based instruments usually are recorded at their underlying fair value.  In certain instances the fair value of the goods or services is used to determine the value of the equity instrument as it is a better measure of fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS
On January 1, 2008, the Company adopted guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. On January 1, 2009, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the consolidated financial statements on a nonrecurring basis.  The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The carrying value of cash, restricted cash, short term investments, receivables, and payables approximates their fair value at December 31, 2009 and 2008 due to the short maturity nature of these instruments. The carrying values of notes payable are based on estimates of current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts of notes payable approximate fair value because of the short maturity of these instruments.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value. No events occurred during 2009 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company has no assets and liabilities measured at fair value on a recurring basis that require disclosure. During 2009, the Company impaired goodwill.  This was the only nonfinancial asset that was measured at fair value on a nonrecurring basis during 2009.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements is a significant estimate based on a percentage of estimated project costs and the percentage of completion method used to recognize construction contract revenue; economic lives of property and equipment; realizability of accounts receivable; valuation of deferred tax assets, inventory, stock based compensation and warrants, goodwill, intangible asset, income tax uncertainties, fair value of warrant liability, and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date.  Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

REVENUE RECOGNITION
Turbine Sales and Service:
Turbine sales occur from small scale wind turbines that are internally re-manufactured and sold by the Company, or through purchase and resale of larger scale wind turbines to wind farm project owners. Revenue from the sale of small scale wind turbines are recognized upon shipment to the customer as transfer of ownership and risk of loss have been transferred to the customer.  Deposits received from customers are included as deferred revenue until shipment occurs. Revenues from the sale of larger scale wind turbines are generally recognized in conjunction with the construction services percentage of completion accounting discussed below. Commencement of revenue recognition is only after turbine erection activities have begun.

Turbine services include time-and-material arrangements related to existing installations of wind turbine equipment.  Revenue is recognized upon completion of the maintenance services.

Licensing Revenue
Revenues earned from licensing agreements are amortized straight line over the term of the agreement.

Wind Farm Consulting, Development and Management Services:
Consulting Services
Consulting services fees are primarily fixed fee arrangements of a short-term duration and are recognized as revenue on a completed contract basis.

Wind Farm Development Services
The Company normally earns a development service fee from each of the wind farm projects that it develops in cooperation with wind farm investors. These development services arrangements are evaluated under authoritative guidance relating to “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.
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

•
The remaining proceeds are allocated to the following deliverables based on vendor specific objective evidence (“VSOE”) of each item: 1) achievement of a signed Power Purchase Agreement (“PPA”) with an electrical utility, and 2) final commissioning of the wind farm turbines.  Management has determined that these deliverables have stand-alone value, and performance of the undelivered services are considered probable and in the control of the Company.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Wind Farm Management Services
Revenues earned from administrative, management and maintenance services agreements are recognized as the services are provided. The administrative and management services agreements call for quarterly payments in advance or arrears of services rendered based on the terms of the agreement. The administrative and management services payments in advance are carried as deferred revenue and recognized monthly as services are performed. Maintenance services are generally billed on a time and materials basis.  Revenues from services work are recognized when services are performed.

Wind Farm Construction Services
We recognize revenue on construction contracts on the percentage of completion method with costs and estimated profits included in contract revenue as work is performed. Construction contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. We recognize revenue on both signed contracts and change orders. A discussion of our treatment of claims and unapproved change orders is described later in this section. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on our experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed which management believes will be billed and collected within the next twelve months.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. Costs and estimated earnings in excess of billings on uncompleted contracts are amounts considered recoverable from customers based on different measures of performance, including achievement of specific milestones, or at the completion of the contract.

EARNINGS PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares and share equivalents outstanding during the period. As of December 31, 2009, the Company had 1,895,000 unit equivalents outstanding relating to outstanding stock options and warrants. As of December 31, 2008, the Company had 8,410,000 unit equivalents outstanding relating to outstanding unit options and warrants.  At December 31, 2009 and 2008, the effects of the share equivalents were excluded from the computation of diluted units outstanding as their effects would be anti-dilutive, due to the Company’s net loss attributable for common stockholders for these periods.

INCOME TAXES
Deferred income taxes are provided for timing differences between financial statements and income tax reporting, primarily from the use of accelerated depreciation methods for income tax purposes, stock based compensation, accrued liabilities, deferred revenue, completed contract revenue recognition, warranty costs, and net operating losses.  The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

The Company accounts for income tax uncertainties using a two-step approach to recognizing and measuring tax benefits and liabilities when realization of the tax position is uncertain. The first step is to determine whether the tax positions meet the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The Company recognizes in its financial statements only those tax positions that are "more-likely-than-not" of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards.  Based on this review, the Company has concluded that there are no uncertain tax positions that would require recognition within the consolidated financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2006.  The Company's policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of January 1, 2009 or December 31, 2009 and such uncertain tax positions as of each date are insignificant.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective July 2009, the FASB Accounting Standards Codification, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. All accounting references have been updated, and therefore SFAS references have been replaced with a definition of the accounting policy where applicable. The Company adopted this guidance for the reporting period ended September 30, 2009.   The only impact of adopting this provision was to update and remove certain references in our financial statements to technical accounting literature.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE
In June 2009, the FASB issued updated guidance, which amends existing guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, a reporting enterprise would be the primary beneficiary of a VIE and would be required to consolidate the VIE if it has (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The new guidance requires ongoing reassessments of whether a reporting enterprise is the primary beneficiary of the VIE and also requires additional disclosures. This guidance is effective for the first annual reporting period, and interim periods within that first annual reporting period, that begins after November 15, 2009, with early adoption prohibited. The Company is currently evaluating the effect, if any, these amendments may have on its financial statements.

In October 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance on revenue recognition related to arrangements with multiple deliverables. This new authoritative guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted.  A vendor may elect, but is not required, to adopt the amendments retrospectively to prior periods unless it is impracticable.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  Management is currently assessing the potential impact that the adoption of this new authoritative guidance could have on the Company’s financial statements.

RECLASSIFICATIONS
Certain reclassifications were made to the previously issued 2008 financial statements in the consolidated balance sheet and the statements of operations, changes in stockholders’ equity, and cash flows in order for comparability to the 2009. These reclassifications had no effect on net income, operating cash flow, or retained earnings as previously reported.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

3.	PRIVATE PLACEMENT OF SERIES A 8% CONVERTIBLE PREFERRED STOCK AND COMMON STOCK WARRANTS

In June 2008, the Company completed a private placement consisting of shares of newly-created series A 8% Convertible Preferred Stock (Series A), and detachable, five-year Class A, Class B and Class C warrants to purchase shares of common stock at an exercise price of $1.25 (Class A), $1.50 (Class B) and $1.75 (Class C) per share.  In total, the Company sold 5,160,000 shares of Series A (convertible at any time into a like number of shares of common stock) and Class A, Class B and Class C warrants to each purchase 2,580,000 shares of common stock, or an aggregate of 7,740,000 shares of common stock. Such warrants were subsequently exercised or exchanged in June 2009 (see Note 4). The Company received net proceeds of $4,567,875 which was allocated to Series A and all warrants based on their relative fair value as follows:

Convertible Preferred Stock	$3,129,674
Detachable Warrants	$1,438,201

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

Dividends Rights of Series A

Series A will be entitled to receive dividends at a rate of 8% per year, payable quarterly in arrears in cash or shares of our common stock. The Company has accrued dividends to Series A totaling $98,542 as of December 31, 2009.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

The Company recorded a liability and corresponding expense at December 31, 2008 in the amount of $258,879 to account for approximated liquidated damages and late fees to the holders of the Series A shares.  The liquidated damages and late fees were related to the breach of covenants and rights contained in the Registration Rights Agreement, primarily as a result of the Company’s delay in successfully completing an effective registration statement, and to a lesser extent, the timely payment of quarterly dividends.  The Company and the holders of the Series A shares agreed in writing in March 2009 to pay the $258,879 in the form of shares of common stock issuable over the period April 1 through October 1, 2009.  The Company issued approximately 146,000 shares of common stock in payment of this liability. As of December 31, 2009, there is no remaining liability on the consolidated balance sheet.

4.	ISSUANCE OF SERIES B CONVERTIBLE PREFERRED STOCK

On June 29, 2009, the Company entered into a Warrant Amendment Agreement with the holders of the Company’s Class A, Class B and Class C warrants, whereby the holders and the Company agreed that such warrants would be exercisable solely for the Company’s new Series B Convertible Preferred Stock (Series B).  In conjunction with this agreement, the holders of all classes of warrants exchanged their warrants, cash of approximately $2,339,000 and a subscription receivable totaling approximately $197,000 for 6,607,006 shares of the Company’s Series B. The subscription receivable was paid in full on December 31, 2009.

Series B contains the following terms:

Conversion Rights of Series B

At any time, each share of Series B is convertible into one share of common stock.  However, the number of shares of common stock issuable upon conversion of Series B is subject to adjustment upon the occurrence of certain customary events, including, among others, a stock split, reverse stock split or combination of our common stock; an issuance of our common stock or other securities as a dividend or distribution on the common stock; a reclassification, exchange or substitution of the common stock; or a capital reorganization of our company. The conversion price is reduced 25% if the Company fails to obtain combined revenues equal to at least $10,000,000 for the six months ended December 31, 2009. The Company did achieve the combined revenues and as such no adjustment to the conversion price is required.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Upon adoption of new accounting guidance on January 1, 2009, the Company evaluated whether its warrants or convertible preferred stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that the all of the outstanding warrants (until June 29, 2009 upon which all such warrants were either exercised or exchanged) contained such provisions thereby concluding they were not indexed to the Company’s own stock and must be treated as a derivative liability.  Prior to January 1, 2009, the warrants were considered equity instruments.  The Company determined that while its convertible preferred stock (Series A and Series B) contains certain anti-dilution features, the conversion feature embedded within its convertible preferred stock does not require bifurcation or liability treatment.

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

As discussed in Note 4, the conversion of all classes of warrants to Series B eliminated the derivative accounting related to the warrant liability. Therefore, the warrants that were accounted for as a warrant liability were reclassified to stockholders’ equity at its then-current fair value at the date of the exchange.  Prior to the exchange, the Company re-measured the fair value of these instruments as of June 29, 2009, and recorded an $848,966 gain to the statement of operations for the three month period ended June 30, 2009 as the fair value of the warrant liability decreased to $10,378,146.  This amount is included in stockholders’ equity as a component of the carrying value of Series B. At the end of the first quarter on March 31, 2009, the Company recognized a gain of $1,349,705 related to this warrant liability representing the reduced fair value of this liability at March 31, 2009 compared to the January 1, 2009 adoption date of this guidance.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

As a result of the exchange, the Company has no warrants outstanding that require derivative accounting.

6.	PROMISSORY NOTE RECEIVABLE

In November 2009, Juhl Energy Development (JEDI) entered into a Development and Construction Services Agreement (the “Development Agreement”), with a wind project.  Under the Development Agreement, the Owner contracted with JEDI for the development, design, construction, installation, and financing of the project’s balance of plant. The Project’s balance of plant involves the installation of ten 2.0 MW wind turbine generators, which are subject to a Turbine Supply Agreement between the project owner and the turbine supplier. JEDI agreed to take a promissory note for a portion of the expected $8.5 million construction cost of the project together with security interest that is junior to the turbine supplier. JEDI’s primary subcontractor has also agreed to assist JEDI in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing is placed on the project.  As a part of this Development Agreement, the primary subcontractor’s note must be paid within 180 days of the substantial completion of the project, and if this does not occur, the subcontractor may exercise legal rights to demand payment from JEDI only as it relates to Juhl’s rights to its promissory note and its Development Agreement, including a right of foreclosure on the note delivered to JEDI by the project owners, which could, in turn, allow for conversion of amounts to project equity by JEDI or its primary subcontractor. If converted to equity, the Company estimates that the equity fair value would be equal or greater than the carrying value of the note receivable.  This estimate is based on electricity production and the fair value of the Power Purchase Agreement (“PPA”) in place at the completion of this project. The substantial completion of the project occurred in February 2010. Neither JEDI or its primary subcontractor have collected on this note receivable as of March 31, 2010.

At December 31, 2009, the balance of the Promissory Note Receivable was $7,149,912, including accrued interest of approximately $24,300. The Note carries an interest rate of 8%.

7.	CONCENTRATIONS, RISKS AND UNCERTANTIES
The Company derived approximately 78% of its revenue in 2009 from two customers as a result of the construction activities, and 22% of its revenue in 2008 were from sales to three customers. At December 31, 2009, and 2008, 95% and 56% of the Company's accounts receivable were due from two and four customers, respectively.  At December 31, 2009 and 2008, 100% of the Company’s unbilled receivables were attributable to one and two customers, respectively.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

8.     ACCOUNTS RECEIVABLE
Accounts receivable consists of the following:

	December 31, 2009	December 31, 2008
Wind farm development/management	$310,108	$11,250
Construction	-	42,757
Turbine sales and service	1,307,866	-
Subtotal	1,617,974	54,007
Less: allowance for doubtful accounts	-	10,000
Total	$1,617,974	$44,007

  9.     INVENTORIES
Inventories consist of the following:

	December 31, 2009	December 31, 2008
Materials and supplies	$298,145	$351,213
Work-in-progress	54,265	51,905
	$352,410	$403,118

10.      PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	December 31, 2009	December 31, 2008
Land	$17,500	$17,500
Building and improvements	238,120	238,120
Equipment, including vehicles	380,856	268,326
Construction in Progress	31,030	-
Subtotal	667,506	523,946
Less Accumulated depreciation	(237,467)	(179,822)
Total	$430,039	$344,124

11.	CONSTRUCTION CONTRACTS
The status of construction contracts is as follows:

Costs incurred on uncompleted contracts	$8,692,761
Deferred turbine costs	249,500
Estimated earnings	412,840
Less: billings to-date	(8,586,031)
Totals	$769,070

Included in the accompanying balance sheet under the following captions:
Costs and estimated earnings in excess of billings	$769,070
Billings in excess of costs and estimated earnings	-
Totals	$769,070

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

12.	INCOME TAXES
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

The Company has recorded deferred tax assets and liabilities arising from the anticipated timing differences recorded in the financial statements and income tax returns for various accrued expenses, accounting methods used in computing depreciation and revenue recognition and benefits from net operating loss carryforwards.

The income tax (benefit) consists of the following components:

	2009	2008
Current	$-	$-
Deferred	(223,000)	(436,000)
Total	$(223,000)	$(436,000)

The components of the deferred income tax asset and liability as of December 31, 2009 and 2008 are as follows:

	2009	2008
Current deferred income tax asset:
Accrued vacation and officer’s compensation	$12,000	$9,000
Liquidated damages provision	0	104,000
Reserves for warranty	26,000	68,000
Net operating loss carryforward	440,000	241,000
Less valuation allowance	(268,000)
Total	$210,000	$422,000

Non-current deferred income tax asset:
Stock compensation expense	$431,000	$38,000
Deferred revenue/other	224,000	-0-
Net operating loss carryforward	310,000	-0-
Less valuation allowance	(320,000)	-0-
Total	$645,000	$38,000

Current deferred income tax liability:
Completed contract accounting	$165,000	$-0-

Non-current deferred income tax liability
Depreciation	$31,000	$24,000

Deferred income taxes are presented on the balance sheet under the following captions at December 31:

	2009	2008
Current assets	$45,000	$422,000
Noncurrent assets	614,000	14,000
Total	$659,000	$436,000

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2009 and 2008, a valuation allowance of $588,000 and $0, respectively, has been recognized for deferred tax assets.

At December 31, 2009, the Company has approximately a $1.8 million federal net operating loss carryforward of approximately which will expire in the year 2028.
The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the years ended December 31, 2009 and 2008:

	2009		2008
Statutory tax rate	$(120,396)	34.0%	$(556,392)	34.0%
States taxes, net of federal benefit	(21,246)	6.0	(86,053)	5.3
Gain on warrant liability not recognizable for tax purposes	(879,468)	248.4	-	-
Nondeductible income/expenses	114,418	(32.3)	68,756	(4.2)
Other, net	95,692	(27.0)	137,689	(8.4)
Increase in valuation allowance	588,000	(166.1)	-	-
	$(223,000)	63.0%	$(436,000)	26.7%

13.	PROMISSORY NOTE PAYABLE

In November 2009, JEDI entered into a Balance of Plant Construction Services Agreement (the “Construction Agreement”), with a subcontractor relating to a wind project.  Under the Construction Agreement, the JEDI contracted with the subcontractor for the construction services for certain aspects of the project’s balance of plant. The Project’s balance of plant involves the installation of ten 2.0 MW wind turbine generators. The subcontractor has agreed to assist JEDI in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing is placed on the project.  As a part of this Construction Agreement, the primary subcontractor’s note must be paid within 180 days of the substantial completion of the project, and if this does not occur, the subcontractor may exercise legal rights to demand payment from JEDI only as it relates to Juhl’s rights to its Development Agreement with the project owners, including a right of foreclosure on the note delivered to the subcontractor by JEDI, which could, in turn, allow for conversion of amounts to project equity by the subcontractor. The substantial completion of the project occurred in February 2010.

At December 31, 2009, the balance of the Promissory Note Payable was $7,149,912, including accrued interest of approximately $24,300. The Note carries an 8% interest rate.

14.      STOCK-BASED COMPENSATION
The Company has a incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. As of December 31, 2009, the Company has 1,652,111 shares available for award under the plan.

Stock Options

The Company has granted to key employees and directors of the Company, 1,245,000 options to purchase common shares under the above plan.  In addition, the Company issued an additional 500,000 stock options to a director in June 2009 outside of the plan. The outstanding stock options carry an exercise price ranging from of $1.00-$2.11 per share and expire ten years from the date of grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, underlying price ranging from $1.00 to $3.05, dividend yield of 0%, expected volatility ranging from 96% to 104%, risk-free interest rate of 4%, and average expected life of 6 years. Based on pricing model, the company expensed approximately $818,000 and $96,000 of stock compensation in the year ending December 31, 2009 and 2008, respectively.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

A summary of the Company’s stock option plan as of December 31, 2009 and 2008 and changes during the period then ended is listed below:

Outstanding at January 1, 2008	-0-
Granted	620,000
Exercised
Expired
Forfeited
Outstanding at December 31, 2008	620,000

Options exercisable at the end of the period	5,000

Outstanding at January 1, 2009	620,000
Granted	1,200,000
Exercised
Expired
Forfeited	(75,000)
Outstanding at December 31, 2009	1,745,000

Options exercisable at the end of the period	554,147

As of December 31, 2009, there was approximately $1,065,000 total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of 3 years.

Warrants

The Company has issued common stock warrants to individuals or firms for consulting and investor relations services. A summary of the warrants are as follows:

Issue date	Number of warrants	Expiration Date	Exercise Price per share
December 2008	50,000	June 2013	$7.00 - $10.00
December 2009	100,000	December 2014	$1.25
Total	150,000

All of the warrants are vested and allow the holder to purchase common stock at the exercise prices shown above.  To determine fair value of the warrants issued for the purposes of measuring stock compensation expense, the Company uses the Black-Scholes pricing model with the following assumptions, dividend yield of 0%, expected volatility of 96-102%, risk-free interest rate of 4%, and expected life of 5 years.  The Company recognized stock compensation expense to non-employees of approximately $164,000 and $29,000 during the period ended December 31, 2009 and 2008, respectively.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

15.       FAIR VALUE MEASUREMENTS

The reconciliation of beginning and ending balances for financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) are as follows:

Warrant liability

Beginning Balance, December 31, 2008	$-
Recognition upon adoption of ASC 815-40	12,576,816
Gain on warrant liability fair value adjustment	(2,198,671)
Reclassification to equity (see Note 5)	(10,378,145)
Ending Balance, December 31, 2009	$-

Total unrealized gain included in earnings which are attributable to the change in unrealized gains or losses related to liability no longer held at the reporting date	$2,198,671

The Company’s Level 3 liability consists of the common stock warrants held by the preferred shareholders subject to redemption discussed in Note 5.  The fair value of the liability for the preferred stock warrants subject to redemption is estimated using the Black-Scholes option pricing model using internal observable and unobservable market input assumptions.

During 2009, goodwill with a carrying amount of $227,998 was written down to its implied value of $0 after the Company completed its valuation analysis.  The resulting impairment charge of $227,998 was included in earnings during the fourth quarter of 2009.  The Company used a discounted cash flow model for the reporting unit.  Management judgment was required for developing the assumptions for the discounted cash flow model.  The model requires significant unobservable inputs, which are level 3 under the fair value hierarchy.

16.       LICENSING ARRANGEMENT
In July 2009, NextGen entered into a non-exclusive Manufacturing License and Reseller agreement with an unrelated company. The agreement provides that NextGen will license its small turbine technology and, among other things, grants a right to manufacture units over a twenty year period. The agreement also provides for exclusive distribution rights in certain areas of the United States.  NextGen expects to receive payments of $1 million for granting these rights under this agreement, of which $533,000 has been collected at December 31, 2009.  Revenue will be amortized over the twenty year period.   For the period ended December 31, 2009, licensing revenue of approximately $21,000 is included in revenue in the financial statements.  Licensing deferred revenue of approximately $512,000 is included on the balance sheet as of December 31, 2009 in deferred revenue.

17.       BUSINESS SEGMENTS
The Company groups its operations into two business segments–Wind Farm Development, Construction, and Management and Consumer-owned Renewable Energy products.  The Company's business segments are separate business units that offer different products. The accounting policies for each segment are the same as those described in the summary of significant accounting policies. Corporate assets include: cash and cash equivalents, short-term investments, deferred income taxes, and other assets.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The following is information for each segment for the years ended December 31, 2009 and 2008:

	Wind Farm Development, Construction, and Management	Consumer-Owned Renewable Energy	Consolidated
For the Year Ending December 31, 2009
Wind farm development/management	$910,473	$24,939 -	$935,412
Turbine sales and service	1,166,640	1,322,590	2,489,230
Related party revenue	299,084	-	299,084
Construction contact revenue	7,939,399	11,206	7,950,605
Other	1,810	-	1,810

Total revenue	$10,317,406	$1,358,735	$11,676,141

Loss from operations	$(2,175,568)	$(424,775)	$(2,600,343)
Other income (loss), net	2,274,943	(28,706)	2,246,237
Income (loss) before income tax benefit	$99,375	$(453,481)	$(354,106)

Identifiable assets at December 31, 2009	$11,035,600	$932,842	$11,968,442
Corporate assets			4,844,158
Total assets at December 31,2009			$16,812,600

	Wind Farm Development, Construction, and Management	Consumer-Owned Renewable Energy	Consolidated
For the Year Ended December 31, 2008
Wind farm development/management	$740,582	$-	$740,582
Turbine sales and service	-	451,688	451,688
Related party revenue	130,226	-	130,226
Other	9,001	-	9,001
Total revenue	$879,809	$451,688	$1,331,497

Loss from operations	$(1,260,824)	$(367,992)	$(1,628,816)
Other income (loss), net	26,587	(35,000)	(8,413)
Loss before income tax benefit	$(1,234,237)	$(402,992)	$(1,637,229)

Identifiable assets at December 31, 2008	$1,657,480	$879,189	$2,536,669
Corporate assets			3,370,925
Total assets at December 31, 2008			$5,907,594

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

18.	BANK NOTES PAYABLE

The Company’s next Generation Power Systems subsidiary obtained short-term financing under the following bank note arrangements for the years ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Note payable to bank, matured in October 2009, interest payable monthly at 5%, collateralized by certificates of deposit	$-	$150,000

Note payable to bank, matured in October 2009, interest payable monthly at 5%, collateralized by certificates of deposit	-	79,938

Note payable to bank, due April 2010, interest payable monthly at 5%, collateralized by certificates of deposit	416,853	416,853
Total	$416,853	$646,791

The weighted average interest rate for December 31, 2009 and 2008 was 5%, respectively. Interest paid for the years ended December 31, 2009 and 2008 approximated $28,700 and $34,200, respectively.

19.	TRANSACTIONS WITH RELATED PARTIES
The Company provides wind farm management services to entities that are controlled by the Company’s Chief Executive Officer and family members. This revenue is shown on the face of the consolidated statement of operations. The fees are billed at rates similar to fee structures charged to unrelated parties.

20.	OPERATING LEASE
The Company rents executive office space under a lease arrangement that expires October 31, 2010. The Company also rents additional storage space and the land on which the corporate office is located from two unrelated parties on a month-to-month basis.  The rent expense under these arrangements for 2009 and 2008 was less than $10,000 per year. In 2010, the Company has a minimum lease payment of $29,000.

21.     COMMITMENTS AND CONTINGENCIES

Construction Services Agreements

The Company enters into construction services agreements with third parties for the construction of wind projects. The construction services agreements provide for a fixed price, subject to change orders pursuant to changes in work scope or work conditions. The construction fees are generally billable on a monthly basis. At December 31, 2009, the Company was actively constructing two wind projects in Minnesota with a combined estimated contract value of $9 million.

Development Agreements

The Company enters into development agreements with third parties for the development of wind projects. The development agreements call for development fees ranging from 3% to 5% of the total project cost. The development fees are generally paid by the project owners in installments:   upon signing of the development agreement (ranging from 2-10% of the fee), signing of the power purchase agreement (approximately 5% of the fee), upon availability of funding and signing of the PPA (approximately 40% of the fee), and the remaining 50% is due at the commercial operation date of the project. As of December 31, 2009 and 2008, the Company was involved with various development agreements at different stages within the contracts. The Company was also involved with several new projects for which development agreements have not been signed.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Turbine Supply
The Company may enter into turbine supply agreements whereby it will purchase wind turbines from turbine equipment suppliers and resell the components to wind project owners. The Company incurs risks of ownership during the course of shipment and delivery to the project site. The Company passes through the warranty and performance obligations of the manufacturer onto the project owners. At December 31, 2009, the Company had delivered one turbine (approximately $1.3 million cost) to one wind project owner.

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

Administrative Services Agreements
The Company has four agreements in place for operational wind projects to perform administrative services for those projects. These agreements provide quarterly payments in advance or in arrears of services performed. Payments range from $4,000 to $5,000 per quarter, and will continue through the change of percentage ownership date, as defined by the administrative services agreements, and will be renewed annually without any additional action. The agreements may be terminated by the wind farm upon at least 90 days written notice to the Company.

22.	NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

Generally accepted accounting principles provide a framework for identifying variable interest entities (VIE’s) and determining when a company should include the assets, liabilities, non-controlling interest, and results of activities of a VIE in its consolidated financial statements.  In general, a VIE is a corporation, partnership, limited liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.   A VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE.  A variable interest holder that consolidates the VIE is called the primary beneficiary.  Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.

As more fully described in Note 6,  Juhl Energy Development (JEDI) entered into a Development and Construction Services Agreement in November 2009 with a special purpose limited liability company which was formed to own a wind farm  project in Minnesota.  Under this agreement, JEDI contracted with the existing owners of the wind farm project for the development, design, construction, installation, and construction period financing of the project’s balance of plant.  JEDI agreed to take a promissory note for a portion of the expected $8.5 million construction cost of the project together with security interest that is junior to the turbine supplier. JEDI’s primary subcontractor has also agreed to assist JEDI in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing is placed on the project.  The Company does not maintain any ownership interest in the special purpose entity. The Company has determined that this special purpose limited liability company is a VIE.

A major wind turbine manufacturer has also accepted a note receivable for approximately $30 million as their turbines are being constructed on the wind farm within this special purpose limited liability company.  The turbine manufacturer has more risk exposure as it relates to this entity and has been granted certain decision rights, superior to JEDI, that most significantly impact the economic performance of the special purpose limited liability company.  Based on this analysis, JEDI has determined that the wind turbine manufacturer is the primary beneficiary for this VIE.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The Company’s evaluation of whether it qualifies as the primary beneficiary of VIEs is highly complex and involves significant judgments, estimates and assumptions. The Company generally utilizes expected cash flow scenarios to determine our interest in the expected losses or residual returns of VIEs and perform qualitative analysis of the activities that most significantly impact the VIEs’ economic performance and whether we have the power to direct those activities.

At December 31, 2009, the Company held the following investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments and therefore consolidation in the Company’s financial statements is not required:

Asset types	Purpose	Book Value
Promissory note receivable	Construction contract note with owners	$ 7,149,912
Reimbursable project costs	Cost advances to wind farm project	81,048
Costs and profits in excess of billings	Construction contract	580,033
Promissory note payable	Construction contract note with subcontractor	(7,149,912)

23.       SUBSEQUENT EVENTS
In March 2010, an equity non-binding financing term sheet was executed by  the Company and a sponsored project company (unaffiliated to Juhl Wind) for purposes of funding the turbine components, balance of plant construction costs and other project costs related to a wind farm under construction in Minnesota at the end of 2009. The term sheets, among other things, provide for approximately $20 million of equity financing from a New York-based utility enterprise.  The closing on this financing is subject to meeting certain conditions as stated in the term sheets.  Management believes that such conditions will be met and closing will be achieved in the second quarter of 2010.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with participation of our President and Principal Financial Officer (CFO), as of the end of the period covered by this report, our President and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), are ineffective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our Principal Executive Officer, which is our President, and Principal Financial Officer, which is our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.   In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2009:

The Company has not established adequate monitoring over financial reporting activities to adequately divide, or compensate for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. In addition, the Company’s online checkwriting process does not maintain adequate review and monitoring of personnel authorized to perform online cash disbursements.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is in the process of addressing its material weaknesses in an effort to improve its system of internal control over financial reporting through the following actions:

1.
The Company hired a Chief Financial Officer in January 2009 to provide oversight of the internal control systems, compliance with the GAAP and SEC disclosure requirements, and supervision of the accounting functions. In addition, an assistant controller was hired in March 2010.

2.
In March 2009, the Board of Directors approved the adoption of a Disclosure Control Policy, which includes, among other things, a Disclosure Committee consisting of the CEO, President and CFO. This Committee will be responsible for managing the identification and disclosure of information in our SEC filings and public statements.

3.
The Company has assessed control risks with the assistance of an outside consultant who has experience with Sarbanes Oxley compliance and has documented key accounting control areas. We expect to continue this effort through 2010 to meet attestation standards.

4.	We have established a formal delegation policy within the Company which provides business rules in conjunction with signing and approval authority by Company employees.

5.
As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function.  However, Company management does review, and will increase the review of, financial statements and bank reconciliations on a monthly basis, together with the adoption of a monthly financial closing process. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.  Starting in the second quarter of 2009, with the addition of our Chief Financial Officer, the Company has made significant progress in its internal review of financial reporting, with less dependence upon its lawyers and its accountants for review.

The foregoing initiatives will enable us to improve our internal controls over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls.  The remediation efforts noted above will be subject to the Company’s internal control assessment, testing and evaluation process.

ITEM 9B OTHER INFORMATION

On October 1, 2009, we retained the consulting services of Wynndalco Enterprises, LLC and Thomas R. Canham in the areas of business management, business development, corporate strategy and capital funding for operating companies and emerging growth enterprises pursuant to the terms of a Consulting Agreement.  The Consulting Agreement provides for compensation in the form of warrants to purchase common stock.

In November 2009, the stockholders holding a majority of the Company’s voting common stock nominated and elected the Company’s current Board of Directors to serve until the next annual meeting of the stockholders or until their respective successors are elected, and further, all action taken by the directors of the Corporation since the last annual meeting of the stockholders in conducting the ordinary and legitimate corporate and business affairs of the Corporation were ratified, confirmed, approved, and adopted as the actions of the Corporation.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table shows the positions held by our board of directors and executive officers, and their ages as of March 22, 2010:

Name	Age	Position
Daniel J. Juhl	60	Chairman of the Board of Directors and Principal Executive Officer
John P. Mitola	44	President and Director
John J. Brand	53	Principal Financial Officer
Edward C. Hurley	56	Director
General Wesley Clark (ret.)	65	Director
James W. Beck	66	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Daniel J. Juhl became our Chairman of the Board and Principal Executive Officer on June 24, 2008, and had served as President of Juhl Energy since September 2007 and DanMar since January 1989. Mr. Juhl has been involved in the wind power industry for more than 30 years. He has experience in the design, manufacture, maintenance and sale of wind turbines. He also provides consulting services in the wind power industry helping farmers develop wind projects that qualify for Minnesota’s renewable energy production incentives. Mr. Juhl has been involved in the development of about 1,500 megawatts of wind generation in his 30+ years of experience in the field. He has served as the Principal technology officer of Next Generation Power Systems, Inc. from October 2005 until the present. He has been the principal consultant for wind energy projects to Edison Capital, John Deere Capital, Vestas, EWT, Suzlon Turbine Manufacturing, and various public and private utilities throughout the United States and Canada. He has appeared before numerous state and federal governmental bodies advocating wind power and community-based energy development on behalf of landowners, farmers and ranchers. Mr. Juhl wrote the popular wind energy reference guidebook, “Harvesting Wind Energy as a Cash Crop.”

Mr. Juhl’s extensive experience in the wind power industry and his specific experience as founder of Juhl Energy and DanMar, the related companies which are now our wholly-owned subsidiaries, provide the Company with a solid foundation of knowledge about the industry, lends stability to the Company’s position in the industry and makes Mr. Juhl uniquely qualified to serve as CEO and a director of the Company.

John P. Mitola became our President and a member of our board of directors on June 24, 2008, and had served in similar positions with Juhl Energy since April 2008. Mr. Mitola has more than 20 years of experience in the energy and environmental industries, real estate development, venture capital, engineering and construction. He has been a managing partner with Kingsdale Capital International, a private equity and capital advisory firm that specialized in merchant banking, leveraged buyouts and corporate finance, since August 2006. From 2003 to 2009 Mr. Mitola served as Chairman of the Illinois Toll Highway Authority, one of the largest agencies in Illinois and one of the largest transportation agencies in North America with a $600 million annual operating budget and a $6.3 billion capital program, operating over 274 miles of roadway serving the Chicago metro region.

Most recently, Mr. Mitola was Chief Executive Officer and a director of Electric City Corp., a publicly-held company that specialized in energy efficiency systems, where he served from January 2000 to February 2006. Prior to his role at Electric City, Mr. Mitola was vice president and general manager of Exelon Thermal Technologies, a subsidiary of Exelon Corp. that designed and built alternative energy systems, from March 1997 to December 1999. Prior to serving as its general manager, Mr. Mitola served in various leadership roles at Exelon Thermal Technologies from January 1990 until his move to Electric City Corp. in January 2000.  Mr. Mitola is also a member of the board of directors of publicly-traded companies Composite Technology Corp. and IDO Security Inc.  He is a member of the American Society of Heating, Refrigerating and Air-Conditioning Engineers, and the Association of Energy Engineers. His community affiliations include membership in the Economic Club of Chicago, City Club of Chicago, Union League Club and the governing board of the Christopher House Board of Directors. He is also a member of the board of the Illinois Council Against Handgun Violence. Mr. Mitola received his B.S. degree in engineering from the University of Illinois at Urbana-Champaign and J.D. degree from DePaul University College of Law.

Mr. Mitola’s varied experience in energy-related businesses, his public company experience and the administrative skills he has acquired over his career make him particularly capable to lead the Company’s management team and serve as one of its directors.

John J. Brand became our Principal Financial Officer on January 26, 2009.  Immediately prior to joining Juhl Wind, and since 2002, Mr. Brand served as the Principal Financial Officer of CMS Direct, Inc.  (now CognitiveDATA, Inc. subsequent to acquisition).  Mr. Brand is a former certified public accountant. He has also held Principal Financial Officer and division controllership positions in both public and private companies in technology, business services and energy-related businesses. In addition, Mr. Brand has 14 years of audit and tax experience in public accounting firms, including Grant Thornton. Mr. Brand earned a B.S. in Accounting from St. Cloud State University.

Edward C. Hurley became a director of our Company in July 2008 following our reverse public offering transaction.  He was also appointed as a member of our audit committee as of November 2009.  Mr. Hurley currently serves as Of Counsel to the law firm of Chico & Nunes, P.C., which position he has held since January, 2007.  During more than 13 years of service at the Illinois Commerce Commission (“ICC”), the agency that regulates public utilities in Illinois, Mr. Hurley served as the agency’s Chairman, a Commissioner and an Administrative Law Judge. As the ICC’s chairman, Mr. Hurley oversaw the work of nearly 300 employees and a budget of $128 million. During his tenure at the ICC, Mr. Hurley was a decision-maker involved in resolving the most complex issues impacting Illinois businesses governed by the ICC, including the deregulation of electric energy markets, process for procurement of electricity by electric utilities, and mergers and acquisitions of telecommunications, electric and natural gas utilities.  Immediately prior to joining Chico & Nunes, P.C., Mr. Hurley served as the Special Director of the Office of Emergency Energy Assistance for the State of Illinois. In this role, Mr. Hurley was responsible for the successful implementation of the "Keep Warm Illinois" and "Keep Cool Illinois" Campaigns that were driven by anticipated increases in the costs of natural gas and electricity.

The Company believes that Mr. Hurley’s significant experience in his leadership role at a large public agency in the energy arena adds valuable depth to the Company’s board of directors.

Wesley K. Clark became a director of our Company in January 2009, and is a member of our audit committee as of November 2009.  General Clark is a businessman, educator, writer and commentator.  General Clark serves as Chairman and CEO of Wesley K. Clark & Associates, a strategic consulting firm; Chairman of investment bank Rodman & Renshaw; Co-Chairman of Growth Energy; senior fellow at UCLA’s Burkle Center for International Relations; Director of International Crisis Group; and Chairman of City Year Little Rock.  General Clark has authored three books and serves as a member of the Clinton Global Initiative’s Energy & Climate Change Advisory Board, and ACORE’s Advisory Board.  General Clark became a director of our Company in January 2009.

General Clark retired as four star general after 38 years in the United States Army.  He graduated first in his class at West Point and completed degrees in Philosophy, Politics and Economics at Oxford University (B.A. and M.A.) as a Rhodes Scholar.  While serving in Vietnam, he commanded an infantry company in combat, where he was severely wounded and evacuated home on a stretcher.  He later commanded at the battalion, brigade and division level, and served in a number of significant staff positions, including service as the Director Strategic Plans and Policy (J-5).  In his last assignment as Supreme Allied Commander Europe he led NATO forces to victory in Operation Allied Forces, saving 1.5 million Albanians from ethnic cleansing.

His awards include the Presidential Medal of Freedom, Defense Distinguished Service Medal (five awards), Silver star, bronze star, purple heart, honorary knighthoods from the British and Dutch governments, and numerous other awards from other governments, including award of Commander of the Legion of Honor (France).

The Company believes that the exceptional leadership skills developed by General Clark during his illustrious career and his prominence as a spokesman for energy-related issues lend perspective to the Board and provide opportunities for growth of the Company.

James W. Beck became a director of our Company in November 2009, and is a member of our audit committee as of November 2009.  Mr. Beck is a majority owner of Intepro, a company engaged in the development of software for vertical markets having to meet requirements for regulatory compliance, and is a co-owner of EMCllc, a firm engaged in the engineering, design and implementation of energy efficient lighting systems in industrial and commercial applications throughout North America for new construction and retrofit markets.  Mr. Beck has previously been involved with companies engaged in the evaluation and implementation of energy usage, alternative energy sources, electrical continuation, and energy conservation.  Mr. Beck earned a B.S. from the Carlson School of Business of the University of Minnesota.  Mr. Beck serves as a member of the Board of Directors of AIA Insurance Services in Lewiston, Idaho, serves as a member of the Advisory Committee of Summit Academy in Minneapolis, Minnesota and is involved in various other community and civic activities.

The Company’s recent addition of Mr. Beck as a director was founded upon his expertise in the areas of energy usage and conventional and alternative energy and his practical experience in the application of that knowledge to commercial markets which the Company believes will be a valuable asset to its Board.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Independent Directors

Mr. Ed Hurley, Mr. James Beck and General Wesley Clark serve on our board of directors as an “independent director” defined under NASDAQ rules and by the regulations of the Securities Exchange Act of 1934.

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

Board Composition and Meetings of Board of Directors

The Board of Directors is currently composed of five members.  All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.  Through December 31, 2009, our Board of Directors met in person two times and acted by written consent six times.

Board Committees

The Company has established an audit committee and plans to take steps to create a compensation committee and a nominations and governance committee, in compliance with established corporate governance requirements.  Currently, Mr. Hurley, General Clark and Mr. Beck are our only “independent” directors, as that term is defined under NASDAQ rules and by the regulations of the Securities Exchange Act of 1934.

Audit Committee.  The Board of Directors of the Company established an Audit Committee at its meeting on November 24, 2009.  At this meeting, Mr. Beck was appointed Audit Committee Chairman, and Mr. Hurley and General Clark were appointed as members of the Audit Committee.  As a result, the Audit Committee is comprised of our "independent" directors as defined in NASDAQ Marketplace Rule 5605(a)(2).  Further, the Board of Directors of the Company plans to adopt an Audit Committee Charter at its next meeting during the second quarter of 2010.  Upon adoption of the Audit Committee Charter, the Audit Committee will commence its role in the second quarter of 2010.  The Audit Committee will review the results and scope of the audit and the financial recommendations provided by our independent registered public accounting firm.  Further, the Audit Committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.

Compensation Committee. The Board of Directors of the Company plans to establish a Compensation Committee during 2010.    The Compensation Committee will be comprised of our “independent” directors as defined in NASDAQ Marketplace Rule 5605(a)(2). The Compensation Committee will review and approve our salary and benefit policies, including compensation of executive officers.  The Compensation Committee will also administer our Incentive Compensation Plan, and will recommend and approve grants of stock options, restricted stock and other awards under that plan.

Nominations and Governance Committee. The Board of Directors of the Company plans to establish a Nominations and Governance Committee during 2010.  The Nominations and Governance Committee will be comprised of our “independent” directors as defined in NASDAQ Marketplace Rule 5605(a)(2). The Nomination and Corporate Governance Committee will review the qualifications of prospective directors for consideration by the board of directors as management’s nominees for directors. The purpose of the Nominations and Governance Committee is to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The Nominations and Governance Committee’s duties will also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

We will consider nominations for directors submitted by stockholders. Stockholder nominations for election to the board of directors must be made by written notification received by us not later than sixty days prior to the next annual meeting of stockholders. Such notification shall contain, at a minimum, the following information:

1.	The name and residential address of the proposed nominee and of each notifying stockholder;

2.	The principal occupation of the proposed nominee;

3.	A representation that the notifying stockholder intends to appear in person or by proxy at the meeting to nominate the person specified in the notice;

4.	The total number of our shares owned by the notifying stockholder;

5.
A description of all arrangements or understandings between the notifying stockholder and the proposed nominee and any other person or persons pursuant to which the nomination is to be made by the notifying stockholder;

6.	Any other information regarding the nominee that would be required to be included in a proxy statement filed with the SEC; and

7.	The consent of the nominee to serve as one of our directors, if elected.

The Nominating and Corporate Governance Committee will return, without consideration, any notice of proposed nomination which does not contain the foregoing information.

The Nominating and Corporate Governance Committee has not established specific criteria or minimum qualifications that must be met by committee-nominated or shareholder-nominated nominees for director. Regardless of the source of a given nominee’s nomination, the Nominating and Corporate Governance Committee evaluates each nominee based solely upon his/her educational attainments, relevant experience and professional stature. The Nominating and Corporate Governance Committee primarily seeks nominations for director from institutional security holders, members of the investment banking community and current directors.

Indebtedness of Directors and Executive Officers

None of our directors or executive officers or their respective associates or affiliates is indebted to us.

Family Relationships

There are no family relationships among our directors and executive officers.

Legal Proceedings

As of the date of this report, there is no material proceeding to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

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

Administration.  Our Incentive Compensation Plan is to be administered by our Compensation Committee, provided, however, that except as otherwise expressly provided in the plan, the committee may delegate some or all of its power or authority to our President, Principal Executive Officer or other executive officer. Subject to the terms of our plan, the committee is authorized to construe and determine the stock option agreements, other agreements, awards and the plan, prescribe, amend and rescind rules and regulations relating to the plan and awards, determine acceleration of vesting schedules or award payments and forfeitures, determine terms and provisions of stock options agreements (which need not be identical), grant awards for performance goals and option awards and stock appreciation rights based upon a vesting schedule and correct defects, supply omissions or reconcile inconsistencies in the plan or any award thereunder, and make all other determinations as the committee may deem necessary or desirable for the administration and interpretation of our plan.

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

Shares Available for Awards; Annual Per-Person Limitations. Subject to certain recapitalization events described in our plan, the aggregate number of shares of common stock that may be issued pursuant to our Incentive Compensation Plan at any time during the term of such plan is 2,897,111 shares, and as of December 31, 2009, there were a total of 1,245,000 shares issued under such plan.  If any award expires, or is terminated, surrendered or forfeited, the common stock covered by such award will again be available for the grant of awards under our plan. No participant may be granted awards during a fiscal year to purchase more than 30,000 shares of common stock subject to recapitalization events.

Stock Options and Stock Appreciation Rights. The committee is authorized to grant stock options, including both incentive stock options (or ISOs) and non-qualified stock options, restricted compensation shares, restricted compensation share units, stock appreciation rights, performance shares and award shares. The terms and conditions of awards under the plan including number of shares covered, exercise price per share and term are determined by the committee, but in the case of an ISO, the exercise price must not be less than the fair market value of a share of common stock on the date of grant. For purposes of our Incentive Compensation Plan, if at the time of a grant, our company’s common stock is publicly traded, the term “fair market value” means (i) if listed on an established stock exchange or national market system, the last reported sales price or the closing bid if no sales were reported on such exchange or system, or (ii) the average of the closing bid and asked prices last quoted by an established quotation service for over-the-counter securities if the common stock is not reported on a national market system. In the absence of an established market for our common stock, the fair market value shall be determined in good faith by the committee.  The number of shares covered by each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the committee, except that no option or stock appreciation right may have a term exceeding ten years. The committee also determines the terms and conditions of restricted compensation shares, restricted compensation share units, performance shares, award shares and other stock-based awards under our plan.

Restricted Compensation Shares and Restricted Compensation Share Units. The committee is authorized to grant restricted compensation shares and restricted compensation shares units. An award of restricted compensation shares is a grant which entitles recipients to acquire shares of common stock subject to restrictions on transfer and which may be forfeited if all specified employment, vesting and/or performance conditions as determined by the committee are not met. An award of restricted compensation share units confers upon a recipient the right to acquire, at some time in the future, restricted compensation shares, subject to forfeiture if all specified award conditions as determined by the committee are not met.

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

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth, for the most recent two fiscal years, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Principal Executive Officer and four other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2009:

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary $	Bonus $	Stock Awards $	Option Awards[5] $	Non-Equity Incentive Plan Compen- sation $	Nonqualified Deferred Compen-sation Earnings $	All Other Compen-sation* $	Totals $
Daniel J. Juhl Chairman and Principal Executive Officer	2009 2008	185,065 147,130	- -	- -	- -	- -	- -	9,000 -	194,065 147,130
John P. Mitola [1] President	2009 2008	185,061 153,330	- -	- -	176,120 92,107	- -	- -	9,000 -	370,181 245,437
John Brand [2] Principal Financial Officer	2009 2008	101,834 -	- -	- -	142,885 -	- -	- -	6,500 -	251,219 -
Jeffrey C. Paulson[3] General Counsel, Vice President, Secretary	2009 2008	- -	- -	- -	- -	- -	- -	- -	- -
Cory Heitz [4] Former Director, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer	2008	- -	- -	- -	- -	- -	- -	- -	- -

*Represents Car Allowance

1 Mr. Mitola joined Juhl Energy in April 2008.

2 Mr. Brand joined Juhl Wind in January 2009.

3 Mr. Paulson was removed as General Counsel, Vice President and Secretary on March 24, 2009.

4 Mr. Heitz resigned as an officer and director of our Company on June 24, 2008.

5The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in our financial statements included in this annual report. The amounts represent annual amortization of fair value of stock options granted to the named executive officer.

The aggregate amount of benefits in each of the years indicated did not exceed the lesser of $50,000 or 10% of the compensation of any named officer.

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)[1]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John P. Mitola	174,158	335,842	-	$1.00	06/24/2018	335,842	671,684[1]	-	-
John J. Brand	50,000	50,000	-	$1.95	01/26/2019	50,000	100,000[1]	-	-
John J. Brand	37,500	112,500	-	$2.11	08/13/2019	112,500	225,000[1]	-	-

1The market value of shares with respect to options that have not vested are valued using $2.00 per share, the average bid/ask price.

Compensation of Directors

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees on which they serve. We compensate directors through stock options granted under our 2008 Incentive Compensation Plan and an annual cash stipend.

On January 14, 2009, General Wesley K. Clark was appointed as a director of the Company to serve under the terms of a letter agreement between the Company and General Clark dated January 13, 2009.  The letter agreement, a copy of which is attached as an exhibit to this annual report, provides for, among other things, annual cash compensation of $10,000, $1,500 per day compensation while conducting Company business and expense reimbursement during his term of office.   In January 2009, we granted General Clark stock options to purchase 10,000 shares of common stock at $2.11 per share.  In addition, on June 29, 2009, we granted General Clark stock options to purchase 500,000 shares of our common stock outside of our 2008 Incentive Compensation Plan at $2.00 per share, with 166,666 shares immediately exercisable, 166,667 options vesting on June 29, 2010 and 166,667 options vesting on June 29, 2011.

On November 24, 2009, James W. Beck was appointed as a director of the Company.  In connection with his election, we granted Mr. Beck stock options to purchase 10,000 shares of Company common stock at $1.89 per share over a two year vesting period.  Mr. Beck shall also receive the following: annual compensation of $10,000, $1,500 per day compensation while conducting Company business and expense reimbursement during this term of office.

The table below summarizes the compensation that we paid to non-management directors for the fiscal year ended December 31, 2009 and 2008.

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards[1] ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward C. Hurley General Wesley Clark James Beck	2009 2008 2009 2008 2009 2008	10,000 - 10,000 - 835 -	- - -	6,120 4,080 306,032 - 463 -	- - - - - -	- - - - - -	- - - - - -	16,120 4,080 316,032 - 1,298 -

1The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in our financial statements included in this annual report. The amounts represent annual amortization of fair value of stock options granted to the named director.

Employment Agreements

On June 7, 2008, Juhl Energy entered into an Executive Employment Agreement with Daniel J. Juhl (the “Juhl Employment Agreement”). Under the Juhl Employment Agreement, which was assigned to us at the closing of the share exchange transaction, we will employ Mr. Juhl as Chief Executive Officer for a term beginning on the closing date of the share exchange transaction and ending on December 31, 2011. Mr. Juhl’s monthly salary during the three and a half years of the employment agreement will be $14,583 from June 24, 2008, $16,667 from June 24, 2009 and $18,750 from June 24, 2010, respectively. We will pay Mr. Juhl an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by the board of directors. The performance bonus is conditioned upon (a) profitable operation of our company for the full year for which the bonus is to be paid and (b) minimum revenue growth during the year for which the bonus is to be paid as established by the board and set for 2008 and 2009 at $4.9 million and $8.9 million, respectively. Mr. Juhl receives an automobile allowance of $750 per month and other employee benefits provided to similarly-situated employees. In the event Mr. Juhl terminates his employment for good reason, he will receive severance compensation in the amount equal to 90 days’ pay.

On June 7, 2008, Juhl Energy entered into an Executive Employment Agreement with John P. Mitola (the “Mitola Employment Agreement”). Under the Mitola Employment Agreement, which was assigned to us at the closing of the share exchange transaction, we will employ Mr. Mitola as President for a term beginning on the closing date of the share exchange transaction and ending on December 31, 2011. Mr. Mitola’s monthly salary during the three and a half years of the employment agreement will be $14,583 from April 1, 2008, $16,667 from June 24, 2009 and $18,750 from June 24, 2010, respectively. We will pay Mr. Mitola an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by the board of directors. The performance bonus is conditioned upon (a) profitable operation of our company for the full year for which the bonus is to be paid and (b) minimum revenue growth during the year for which the bonus is to be paid as established by the board and set for 2008 and 2009 at $4.9 million and $8.9 million, respectively. Mr. Mitola received stock options to purchase 500,000 shares of our common stock exercisable at $1.00 per share, which options vest in three increments of one-third each upon completion of each year of employment. Mr. Mitola receives an automobile allowance of $750 per month and other employee benefits provided to similarly-situated employees. In the event Mr. Mitola terminates his employment for good reason, he will receive severance compensation in the amount equal to 90 days’ pay.

On January 26, 2009, our board of directors appointed John J. Brand as our Chief Financial Officer.  On August 13, 2009, we entered into an Executive Employment Agreement with Mr. Brand pursuant to which we agreed to employ Mr. Brand as our Chief Financial Officer through December 31, 2011.  The employment agreement provides that Mr. Brand’s initial monthly salary will be $10,417 and will increase to $12,500 based on the occurrence of certain business events.  We have also agreed to pay Mr. Brand an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by senior management and approved by the board of directors.  In connection with his employment agreement, Mr. Brand also received, in addition to an existing stock option grant in January 2009 to purchase an aggregate of 100,000 shares of our common stock exercisable at $1.95 per share according to the following vesting schedule:  25,000 shares on January 26, 2009; 25,000 shares on July 26, 2009; 25,000 shares on January 26, 2010; and 25,000 shares on July 26, 2010, an additional stock option grant to purchase an aggregate of 150,000 shares of our common stock exercisable at the closing price per share on August 13, 2009 with such options vesting over four years beginning September 1, 2009 through September 1, 2012.  Mr. Brand will receive an automobile allowance of $750 per month and other employee benefits provided to similarly-situated employees.  In the event Mr. Brand terminates his employment for good reason as defined within the agreement, he will receive severance compensation in the amount equal to 90 days’ pay.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

There are 2,897,111 shares of common stock reserved for issuance under our 2008 Incentive Compensation Plan. We adopted our 2008 Incentive Compensation Plan on June 16, 2008, and prior to that date, we did not have in place any equity compensation plan.

The following table provides information as of December 31, 2009, with respect to the shares of common stock that may be issued under our existing equity compensation plan.

Equity Compensation Plan Information

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,245,000	$1.59	1,652,111

Equity compensation plans not approved by security holders	500,000	$2.00	-

Total	1,745,000	$1.71	1,652,111

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 22, 2010 by:

•	each person who is known by us to beneficially own 5% or more of our common stock,

•	each of our directors and executive officers, and

•	all of our directors and executive officers as a group.

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

Name (1)	Number of Shares Beneficially Owned (2,10)		Percentage of Shares Beneficially Owned (3)
5% Stockholders:

Vision Opportunity Master Fund, Ltd.	12,141,560	(4,13)	38.62%

Greenview Capital, LLC	2,955,435	(5,13)	13.5%

Daybreak Special Situations Master Fund, Ltd.	2,955,435	(6,13)	13.5%

Executive Officers and Directors:

Daniel J. Juhl	14,000,000	[7]	66.54%

John P. Mitola	1,426,238	[8]	6.7%

John J. Brand	112,500	[9]	*

Edward C. Hurley	9,572	[10]	*

General Wesley Clark	178,626	[11]	*

James Beck	2,500	[12]
All executive officers and directors as a group (6 persons)			73.24%

____________________
*	Represents less than 1%.

1 Other than the 5% Stockholders listed above, the address of each person is c/o Juhl Wind, Inc., 996 190th Avenue, Woodstock, Minnesota 56186.

2 Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after March 31, 2010, by the exercise or conversion of any warrant, stock option or convertible preferred stock. Unless otherwise noted, shares are owned of record and beneficially by the named person.

3 The calculation in this column is based upon 21,039,526 shares of common stock outstanding on March 22, 2010. The shares of common stock underlying warrants, stock options and convertible preferred stock are deemed outstanding for purposes of computing the percentage of the person holding them but are not deemed outstanding for the purpose of computing the percentage of any other person.

4 Consists of (a) 1,742,810 shares of common stock currently held by Vision Opportunity Master Fund, (b) 4,560,000 shares of common stock issuable upon the conversion of Series A convertible preferred stock and (c) 5,838,750 shares of common stock issuable upon the conversion of Series B convertible preferred stock. Adam Benowitz is the Portfolio Manager of Vision Capital Advisors, LLC, the investment manager of Vision Opportunity Master Fund, Ltd., which is the registered holder of the securities.  Mr. Benowitz, as the Managing Member of Vision Capital Advisors, LLC and the Director of Vision Opportunity Master Fund, has voting and dispositive power over the securities owned by Vision Opportunity Master Fund.  The preferred stock is subject to the ownership limitation detailed in Note 13 below. The address for Vision Opportunity Master Fund, Ltd. is c/o Citi Hedge Fund Services (Cayman) Limited, Cayman Corporate Cenre, 27 Hospital Road, 5th Floor, Grand Cayman KY1-1109, Cayman Islands.

5 Consists of (a) 1,886,239 shares of common stock owned by Greenview Capital, LLC and its individual members (John Prinz and Gene Maher), (b) 208,982 shares of common stock currently held by Daybreak Special Situations Master Fund, an affiliate of Greenview Capital, LLC, (c) 260,000 shares of common stock issuable upon the conversion of Series A convertible preferred stock held by Daybreak Special Situations Master Fund, and (d) 600,214 shares of common stock issuable upon the conversion of Series B convertible preferred stock held by Daybreak Special Situations Master Fund. The preferred stock is subject to the ownership limitation detailed in Note 13 below.  Larry Butz as Managing Partner of Daybreak Capital Management LLC, the investment advisor to Daybreak Special Situations Master Fund, Ltd., has voting and dispositive power over the shares held by Daybreak Special Situations Master Fund, Ltd.  Mr. Butz, as Managing Partner of Daybreak Capital Management LLC, may be deemed to beneficially own the shares of common stock held by Daybreak Special Situations Master Fund, Ltd.  Each of Daybreak Capital Management LLC and Mr. Butz disclaim beneficial ownership of such shares.  Daybreak Capital Management LLC is an affiliate of Greenview Capital LLC, and the beneficial ownership figures, before and after the offering, includes shares beneficially owned by Greenview Capital.  The address for Greenview Capital, LLC is 100 E. Cook Road, Suite 101, Libertyville, Illinois 60048.

6 Consists of (a) 1,886,239 shares beneficially owned by Greenview Capital, LLC, an affiliate of Daybreak Special Situations Master Fund, (b) 208,982 shares of common stock, (c) 260,000 shares of common stock issuable upon the conversion of Series A convertible preferred stock and (d) 600,214 shares of common stock issuable upon the conversion of Series B convertible preferred stock. The preferred stock is subject to the ownership limitation detailed in Note 13 below. The address for Daybreak Special Situations Master Fund, Ltd. is 100 E. Cook Road, 2nd Floor, Libertyville, Illinois 60048.

7 Includes 3,500,000 shares of common stock held by Mary Juhl, Mr. Juhl’s spouse, and 7,000,000 shares held by the Juhl Family Limited Partnership, a Delaware limited partnership in which Mr. Juhl is the general partner.

8 Includes (a) 125,000 shares held by the Mitola Family Limited Partnership, a Delaware limited partnership in which Mr. Mitola is the general partner and (b) 176,238 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.  9 Consists of shares of common stock issuable upon the exercise of stock options granted to him as compensation exercisable within 60 days.

9 Consists of (i) 112,500 shares of common stock issuable upon the exercise of stock options granted to him as compensation exercisable within 60 days.

10 Consists of shares of common stock issuable upon the exercise of stock options granted to him as compensation for board membership exercisable within 60 days.

11 Consists of (i) 5,300 shares of common stock and (ii) 173,326 shares of common stock issuable upon the exercise of stock options granted to him as compensation for board membership exercisable within 60 days.

12 Consists of shares of common stock issuable upon the exercise of stock options granted to him as compensation for board membership exercisable within 60 days.

13 Vision Opportunity Master Fund and Daybreak Special Situations Master Fund each hold Series A preferred stock and Series B Preferred Stock that are convertible into shares of common stock. The agreement with respect to which these stockholders purchased the preferred stock contains a limitation of 9.9% (a so-called “blocker”) on the number of shares such stockholders may beneficially own at any time. The 9.9% ownership limitation, however, does not prevent a stockholder from selling some of its holdings and then receiving additional shares.  In this way, a stockholder could sell more than the 9.9% ownership limitation while never holding more than this limit. These numbers do not reflect the 9.9% ownership limitation.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Juhl Wind provides management, administrative and accounting services to four wind farm operations in which Dan Juhl and immediate family members have less than 5% equity interests in each entity. The revenues earned in the years ended December 31, 2009 and 2008 was $295,000 and $130,226, respectively.

On June 30, 2009, Daybreak Special Situations Master Fund executed a promissory note in favor of us in the aggregate principal amount of $196,710 in order to exercise the Series A Warrants. The principal amount of the note was collected on December 30, 2009. The note may be prepaid in whole or in part without penalty or premium. The proceeds of the note were used by Daybreak to exercise 157,368 Series A Warrants in connection with the 2009 warrant exchange.

Three of our directors, Edward C. Hurley, General Wesley K. Clark, and James W. Beck are “independent” directors as that term is defined under NASDAQ rules and by the regulations of the Securities Exchange Act of 1934.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services were approximately $167,000, and for audit-related services approximately $73,000 during the year ended December 31, 2009. The audit-related services were in conjunction with registration statements on Form S-1 filed with the SEC during the year ended December 31, 2009. The Company incurred approximately $6,000 for tax or other services for the year ended December 31, 2009.

For the year ended December 31, 2008, the total fees charged to the Company for audit services were $136,000, and for audit-related services $25,000. The audit-related services were in conjunction with the audit of NextGen financial statements.

The current policy of the board of directors, acting as the audit committee for the year ended December 31, 2009 is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit-related fees have not been approved by specific board action in 2009, and alternatively audit and audit-related fees are reviewed and approved by the Principal Financial Officer and Principal Executive Officer. Upon establishment of the audit committee in the near future, the roles and responsibilities of the committee will include additional oversight of the approval of the audit-related services.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Company’s financial statements filed as part of this annual report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

No.	Description

3.1	Certificate of Incorporation of Juhl Wind, Inc. (2)

3.2	Certificate of Amendment of Certificate of Incorporation amending the name of Help-U-Drive, Incorporated to MH&SC Incorporated, filed September 26, 2006 with the Delaware Secretary of State. (2)

3.3
Certificate of Amendment of Certificate of Incorporation amending, among other things, the name of MH & SC, Incorporated to Juhl Wind, Inc., filed June 20, 2008 and effective June 24, 2008, with the Delaware Secretary of State. (1)

3.4
Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock of Juhl Wind, Inc. filed June 11, 2009 with the Delaware Secretary of State.  (9)

3.5
Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Juhl Wind, Inc. filed September 28, 2009 with the Delaware Secretary of State.  (14)

3.6	Bylaws of Juhl Wind, Inc. (2)

10.1	2008 Incentive Compensation Plan. (4)

10.2	Form of management Administrative Services Agreement between Juhl Wind, Inc. and wind farm customers. (5)

10.3	Amendment No. 1 to Registration Rights Agreement in connection with Juhl Wind, Inc.’s 2008 private placement of units in Juhl Wind, Inc. (5)

10.4	Letter Agreement dated January 13, 2009 between the Company and General Wesley K. Clark (13)

10.5	Amendment Agreement dated March 27, 2009 between Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan. (7)

10.6
Memorandum of Understanding dated April 13, 2009 between Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan.  (7)

10.7	Waiver Agreement dated May 13, 2009 between Juhl Wind, Inc., and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan. (8)

10.8
Warrant Amendment Agreement dated June 29, 2009 among Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan (Exhibit A of the Warrant Amendment Agreement is filed as Exhibit 3.5 hereto. – Amended and Restated COD Series B filed September 28, 2009)). (3)

10.9
Securities Exchange Agreement dated June 30, 2009 among Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan (Exhibit A of the Securities Exchange Agreement is filed as Exhibit 3.5 hereto)  (3)

10.10	Form of Employment Agreement, dated August 13, 2009, between Juhl Wind, Inc. and John J. Brand. (10)

10.11
Waiver Agreement dated September 23, 2009 between Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan. (filed with S-1 on September 30) (12)

10.12
Development and Construction Services Agreement, dated November 6, 2009, by and between Grant County Wind, LLC, a Minnesota limited liability company (“GCW”) and ten additional signatories who are each individual wind generator companies and the members of GCW (each a “Generator LLC”, the Generator LLCs and GCW, collectively “Owner”) and Juhl Energy Development, Inc., a Minnesota corporation (excluding exhibits).  (11)

14	Code of Ethics (13)

21	Subsidiaries of the Registrant*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K, dated June 24, 2008, and filed with the U.S. Securities and Exchange Commission on June 24, 2008
(2)	Incorporated by reference to the exhibits included with our Registration Statement on Form SB-2 filed with the U. S. Securities and Exchange Commission on March 31, 2007.
(3)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K, dated July 1, 2009, and filed with the U.S. Securities and Exchange Commission on July 1, 2009
(4)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K, dated June 24, 2008, and filed with the U.S. Securities and Exchange Commission on June 25, 2008
(5)
Incorporated by reference to the exhibits included with Amendment No. 1 to our Registration Statement on Form S-1 (registration no. 333-154617), filed with the U.S. Securities and Exchange Commission on January 21, 2009.

(6)
Supersedes the Amendment Agreement dated March 27, 2009 among the parties that was included in error as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission on March 30, 2008.

(7)
Incorporated by reference to the exhibits included with Amendment No. 2 to our Registration Statement on Form S-1 (registration no. 333-154617), filed with the U.S. Securities and Exchange Commission on April 15, 2009.

(8)	Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the U.S. Securities and Exchange Commission on May 15, 2009.
(9)
Incorporated by reference to the exhibits included with Amendment No. 4 to our Registration Statement on Form S-1 (registration no. 333-154617), filed with the U.S. Securities and Exchange Commission on June 12, 2009.

(10)
Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the U.S. Securities and Exchange Commission on August 14, 2009.

(11)
Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the U.S. Securities and Exchange Commission on November 13, 2009.

(12)
Incorporated by reference to the exhibits included with our Registration Statement on Form S-1 (registration no. 333-162232), filed with the U.S. Securities and Exchange Commission on September 30, 2009.

(13)	Incorporated by reference to the exhibits included with our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U. S. Securities and Exchange Commission on March 31, 2009
(14)	Incorporated by reference to the exhibits included with our Current Report, dated September 28, 2009, and filed with the U.S. Securities and Exchange Commission on September 28, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUHL WIND, INC.

Date: March 31, 2010	By: /s/ John P. Mitola
John P. Mitola
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John P. Mitola John P. Mitola	President and Director (Principal Executive Officer)	March 31, 2010
/s/Daniel J. Juhl Daniel J. Juhl	Principal Executive Officer and Director	March 31, 2010
/s/John J. Brand John J. Brand	Principal Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010
/s/Wesley K. Clark Wesley K. Clark	Director	March 31, 2010
/s/Edward C. Hurley Edward C. Hurley	Director	March 31, 2010

/s/James Beck James Beck	Director	March 31, 2010