Form 10-Q
period 2010-03-31
Juhl Wind, Inc
filed 2010-05-17
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010

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

Common Stock:  21,096,897 shares outstanding as of May 11, 2010.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements of Juhl Wind, Inc. (“Juhl Wind” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission” or “SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2009, previously filed with the Commission, which are included in the Annual Report on Form 10-K filed on or about March 31, 2010.

JUHL WIND INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009

	MARCH 31	DECEMBER 31
	2010	2009
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$2,180,679	$2,802,302
Restricted Cash	140,171	203,123
Accounts Receivable - net of an allowance of $16,442 and $0 at March 31, 2010 and December 31, 2009, respectively	1,139,869	1,617,974
Short Term Investments and Accrued Interest Receivable	1,345,102	1,033,744
Short Term Investments - Restricted	414,460	718,499
Unbilled Receivables at Net Realizable Value	24,000	49,002
Promissory Note Receivable, Including Interest	8,039,508	7,149,912
Inventory	318,298	352,410
Reimbursable Project Costs	633,933	597,368
Costs and Estimated Profits in Excess of Billings	667,574	769,070
Other Current Assets	175,117	123,157
Current Deferred Income Taxes	46,000	45,000
TOTAL CURRENT ASSETS	15,124,711	15,461,561

PROPERTY AND EQUIPMENT (Net)	427,485	430,039

OTHER ASSETS
Deferred Income Tax Asset	702,000	614,000
Project Development Costs	307,000	307,000
TOTAL OTHER ASSETS	1,009,000	921,000

TOTAL ASSETS	$16,561,196	$16,812,600

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,578,873	$2,224,549
Bank Notes Payable	411,853	416,853
Accrued Expenses	127,060	118,571
Customer Deposits	116,000	383,000
Deferred Revenue	952,089	774,057
Promissory Note Payable, Including Interest	8,039,508	7,149,912
TOTAL CURRENT LIABILITIES	11,225,383	11,066,942

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock - $.0001 par value, 4,820,000 issued and outstanding	2,525,589	2,527,731
Series B Convertible Preferred Stock - $.0001 par value, 6,567,006 issued and outstanding	12,819,116	12,819,116
Common Stock - $.0001 par value; 100,000,000 shares authorized, 21,039,526 and 20,982,860 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	2,104	2,098
Additional Paid-In Capital	6,342,075	6,089,361
Accumulated Deficit	(16,353,071)	(15,692,648)
TOTAL STOCKHOLDERS' EQUITY	5,335,813	5,745,658

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,561,196	$16,812,600

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2010 AND 2009

	2010		2009
	(unaudited)		(unaudited)

REVENUE
Wind Farm Development and Management	$76,808	4.7%	$131,854	37.9%
Turbine Sales & Service	636,632	38.9	193,708	55.6
Related Party Revenue	73,211	4.5	21,985	6.3
Construction Contract Revenue	848,054	51.9	-	0.0
Other Operating Income	-	0.0	729	0.2
TOTAL REVENUE	1,634,705	100.0	348,276	100.0

COST OF GOODS SOLD	1,408,734	86.2	196,538	56.4

GROSS PROFIT	225,971	13.8	151,738	43.6

OPERATING EXPENSES
General and Administrative Expenses	272,840	16.7	440,188	126.4
Investor Relations Expenses	103,097	6.3	34,826	10.0
Payroll and Employee Benefits	490,405	30.0	395,848	113.7
Windfarm Management Expenses	23,084	1.4	102,127	29.3
TOTAL OPERATING EXPENSES	889,426	54.4	972,989	279.4
OPERATING LOSS	(663,455)	(40.6)	(821,251)	(235.8)

OTHER INCOME (EXPENSE)
Interest Income	142,996	8.8	24,203	7.0
Interest Expense	(132,564)	(8.1)	(8,668)	(2.5)
Gain in Fair Value Accounting Over Warrants	-	0.0	1,349,705	387.5
Other Expense	-	0.0	300	0.1
TOTAL OTHER INCOME (EXPENSE)	10,432	0.7	1,365,540	392.1

INCOME BEFORE INCOME TAXES	(653,023)	(39.9)	544,289	156.3

INCOME TAX PROVISION (BENEFIT )	(89,000)	(5.4)	-	-

NET INCOME (LOSS)	(564,023)	(34.5)%	544,289	156.3%

PREFERRED DIVIDENDS	96,400		103,200

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	(660,423)		441,089

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	21,037,637		20,285,637

NET INCOME (LOSS) PER SHARE - BASIC	$(0.03)		$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	21,037,637		28,782,304

NET INCOME (LOSS) PER SHARE - DILUTED	$(0.03)		$0.02

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 2010

			Convertible		Convertible
			Preferred Stock		Preferred Stock		Additional		Total
	Common Stock		Series A		Series B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE - December 31, 2009	20,982,860	$2,098	4,820,000	$2,527,731	6,567,006	$12,819,116	$6,089,361	$(15,692,648)	$5,745,658

Net loss	-	-	-	-	-	-	-	(564,023)	(564,023)

Stock-based compensation	-	-	-	-	-	-	154,178	-	154,178

Series A Preferred Stock dividend paid in common stock	56,666	6	-	(98,542)	-	-	98,536	-	-

Series A Preferred dividends	-	-	-	96,400	-	-	-	(96,400)	-

BALANCE - March 31, 2010 (unaudited)	21,039,526	$2,104	4,820,000	$2,525,589	6,567,006	$12,819,116	$6,342,075	$(16,353,071)	$5,335,813

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2010 AND 2009

	2010	2009
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(564,023)	$544,289
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	11,533	69,826
Stock-Based Compensation to Employees	154,178	93,538
Provision for Uncollectible Accounts	16,442	-
Gain on Warrant Liability Fair Value	-	(1,349,705)
Change in assets and liabilities:
Accounts Receivable	461,663	(5,541)
Unbilled Receivable	25,002	34,275
Inventory	34,112	81,540
Reimbursable Project Costs	(36,565)	68,181
Other Current Assets	(51,960)	65,178
Interest receivable on Short Term Investments	(83)	(19,217)
Costs and Estimated Earnings in Excess of Billings	101,496	-
Accounts Payable	(645,676)	273,549
Accrued Expenses	8,489	7,786
Deferred Income Taxes	(89,000)	-
Customer Deposits	(267,000)	-
Deferred Revenue	178,032	(27,373)
NET CASH USED IN OPERATING ACTIVITIES	(663,360)	(163,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for short-term investments	(7,236)	-
Payments for property and equipment	(8,979)	(38,136)
NET CASH USED IN INVESTING ACTIVITIES	(16,215)	(38,136)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	62,952	34,541
Proceeds from Notes Payable	-	50,000
Principal Payments on Notes Payable	(5,000)	-
NET CASH FROM FINANCING ACTIVITIES	57,952	84,541

NET DECREASE IN CASH	(621,623)	(117,269)

CASH BEGINNING OF THE PERIOD	2,802,302	1,310,789

CASH END OF THE PERIOD	$2,180,679	$1,193,520

NONCASH INVESTING ACTIVITY
Series A preferred stock dividend	$96,400	$103,200
Warrant liability recognition upon adoption of accounting standard	$-	$12,576,816
Promissory note receivable and payable on wind farm for construction financing	$889,596	$-
Preferred dividend payment in common stock	$(98,542)	$-

The accompanying notes are an integral part of these statements.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2010 AND 2009

1.          BACKGROUND, CHANGE OF CONTROL AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnotes disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2009 and 2008 contained in Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

In the opinion of management, the interim financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.  The results reported in these condensed consolidated interim financial statements should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2010.

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

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH
The Company maintains cash balances at various financial institutions.  Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At times throughout the year cash balances may exceed the FDIC insurance limits.  In August 2008, the Company obtained an excess deposit insurance bond to insure deposits up to an additional $2,400,000 beyond the FDIC coverage. The bond was effective August 2008 through February 2010, and subsequently was replaced in February 2010 with a $1.7 million irrevocable letter of credit.  The Company monitors its cash balances to ensure adequacy of collateral for depository balances at financial institutions that exceed FDIC insured amounts.

RESTRICTED CASH
The Company maintains an escrow cash account funded by the proceeds received from the preferred stock private placement in 2008 and the warrant exercise and exchange in 2009.  The funds are to be used for investor relations initiatives.

SHORT TERM INVESTMENTS
Short-term investments include certificates of deposits maintained at various financial institutions. The certificates are intended to be held for investment purposes through their maturity dates that occur at various times throughout 2010.  At March 31, 2010, the Company’s short-term investments totaled approximately $1,345,000 which included accrued interest receivable. At December 31, 2009, the Company’s short-term investments totaled approximately $1,034,000 which included accrued interest receivable on those investments.

RESTRICTED SHORT TERM INVESTMENTS
Restricted short-term investments include certificates of deposits maintained at various financial institutions and totaled approximately $414,000 and $718,000 at March 31, 2010 and December 31, 2009, respectively. These restricted investments included accrued interest receivable. The certificates are intended to be held for investment purposes through their maturity dates that occur at various times throughout 2010.  These investments are held as collateral against the Bank Notes Payable.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

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

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

STOCK OPTION PLANS
The Company recognizes compensation expense for employee stock options based on the estimated grant date fair value using the Black-Scholes option-pricing model. The Company accounts for equity based instruments granted to nonemployees under the fair value method. Equity based instruments usually are recorded at their underlying fair value.  In certain instances the fair value of the goods or services are used to determine the value of the equity instrument as it is a better measure of fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of cash, restricted cash, short term investments, receivables, payables, and other working capital accounts approximates their fair value at March 31, 2010 and December 31, 2009 due to the short maturity nature of these instruments. The carrying values of notes payable are based on estimates of current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts of notes payable approximate fair value because of the short maturity of these instruments.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value. No events occurred during 2010 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company has no assets and liabilities measured at fair value on a recurring basis that require disclosure.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements is a significant estimate based on a percentage of estimated project costs and the percentage of completion method used to recognize construction contract revenue; realizability of accounts and notes receivable; valuation of deferred tax assets, stock based compensation and warrants, fair value of warrant liability, determination of the primary beneficiary of a variable interest entity, and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date.  Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

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

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

Wind Farm Consulting, Development and Management Services:
Consulting Services
Consulting services fees are primarily fixed fee arrangements of a short-term duration and are recognized as revenue on a completed contract basis.

Wind Farm Development Services
The Company normally earns a development service fee from each of the wind farm projects that it develops in cooperation with wind farm investors. These development services arrangements are evaluated under authoritative revenue guidance, which addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.
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

•
The remaining proceeds are allocated to the following deliverables based on vendor specific objective evidence of each item: 1) achievement of a signed Power Purchase Agreement (“PPA”) with an electrical utility, and 2) final commissioning of the wind farm turbines.  Management has determined that these deliverables have stand-alone value, and performance of the undelivered services are considered probable and in the control of the Company.

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

Wind Farm Construction Services
We recognize revenue on construction contracts on the percentage of completion method with costs and estimated profits included in contract revenue as work is performed. Construction contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. We recognize revenue on both signed contracts and approved change orders. A discussion of our treatment of claims and unapproved change orders is described later in this section. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on our experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

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

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

EARNINGS PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares and share equivalents outstanding during the period. As of March 31, 2010, the Company had 1,895,000 unit equivalents outstanding relating to outstanding stock options and warrants. As of March 31, 2009, the Company had 8,520,000 share equivalents outstanding relating to outstanding stock options and warrants.  At March 31, 2010, the effects of the share equivalents were excluded from the computation of diluted shares outstanding as their effects would be anti-dilutive, due to the Company’s net loss attributable for common stockholders for these periods.

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

The Company recognizes in its financial statements only those tax positions that are "more-likely-than-not" of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards.  Based on this review, the Company has concluded that there are no significant uncertain tax positions that would require recognition or disclosure within the consolidated financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2006.  The Company's policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of March 31, 2010 or December 31, 2009 and such uncertain tax positions as of each date are insignificant.

RECLASSIFICATIONS
Certain reclassifications were made to the previously issued 2009 financial statements in the consolidated statement of operations  in order for the amounts to be comparable to the 2010. These reclassifications had no effect on net income, operating cash flow, or accumulated deficitas previously reported.

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

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

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

Dividends Rights of Series A

Series A will be entitled to receive dividends at a rate of 8% per year, payable quarterly in arrears in cash or shares of our common stock. The Company has accrued dividends to Series A totaling $96,400 as of March 31, 2010.

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

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

The Company recorded a liability and corresponding expense at December 31, 2008 in the amount of $258,879 to account for approximated liquidated damages and late fees to the holders of the Series A shares.  The liquidated damages and late fees were related to the breach of covenants and rights contained in the Registration Rights Agreement, primarily as a result of the Company’s delay in successfully completing an effective registration statement, and to a lesser extent, the timely payment of quarterly dividends.  The Company and the holders of the Series A shares agreed in writing in March 2009 to pay the $258,879 in the form of shares of common stock issuable over the period April 1 through October 1, 2009.  The Company issued approximately 146,000 shares of common stock in payment of this liability. As of March 31, 2010, there is no remaining liability on the consolidated balance sheet.

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

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

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

The Company, beginning on January 1, 2009, recognized these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these instruments of $12,576,816 was recognized as an adjustment to the opening balance of stockholders’ equity at January 1, 2009. In addition, the carrying value of Series A was reduced by $529,133 due to the initial valuation allocated to preferred stock was determined using the relative fair value of Series A and the related warrants issued in the original transaction.  Series A would have been valued using its residual value as the full fair value of the warrants would have had to been first allocated from the net proceeds of the transaction and then the remainder to the value of convertible preferred stock.  At the end of the first quarter on March 31, 2009, the Company recognized a gain of $1,349,705 related to this warrant liability representing the reduced fair value of this liability at March 31, 2009 compared to the January 1, 2009 adoption date of this guidance. No gain or loss was recognized in the first quarter of 2010 relating to the warrant liability.

As discussed in Note 4, the conversion of all classes of warrants to Series B eliminated the derivative accounting related to these instruments. Therefore, the warrants that were accounted for as a liability were reclassified to stockholders’ equity at its then-current fair value at the date of the exchange.
The Company has no warrants outstanding that require derivative accounting.

6.	PROMISSORY NOTE RECEIVABLE

In November 2009, JEDI entered into a Development and Construction Services Agreement (the “Development Agreement”), with a wind project.  Under the Development Agreement, the Owner contracted with JEDI for the development, design, construction, installation, and financing of the project’s balance of plant. The Project’s balance of plant involves the installation of ten 2.0 MW wind turbine generators, which are subject to a Turbine Supply Agreement between the project owner and the turbine supplier. JEDI agreed to take a promissory note for a portion of the expected $8.5 million construction cost of the project together with security interest that is junior to the turbine supplier. JEDI’s primary subcontractor has also agreed to assist JEDI in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing is placed on the project.  As a part of this Development Agreement, the primary subcontractor’s note must be paid within 180 days of the substantial completion of the project, and if this does not occur, the subcontractor may exercise legal rights to demand payment from JEDI only as it relates to Juhl’s rights to its promissory note and its Development Agreement, including a right of foreclosure on the note delivered to JEDI by the project owners, which could, in turn, allow for conversion of amounts to project equity by JEDI or its primary subcontractor. If converted to equity, the Company estimates that the equity fair value would be equal or greater than the carrying value of the note receivable.  This estimate is based on electricity production and the fair value of the Power Purchase Agreement (“PPA”) in place at the completion of this project. The substantial completion of the project occurred in February 2010. Neither JEDI or its primary subcontractor have collected on this note receivable as of March 31, 2010.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

The balance of the Promissory Note Receivable was $8,039,508 and $7,149,912, including accrued interest of approximately $151,000 and $24,300 at March 31, 2010 and December 31, 2009, respectively. The Note carries an interest rate of 8%.

7.	CONCENTRATIONS, RISKS AND UNCERTANTIES

The Company derived approximately 83% of its revenue for the quarter ended March 31, 2010 from three customers as a result of the construction activities and turbine sales, and 54% of its revenue for the quarter ended March 31, 2009 were from sales to three customers. At March 31, 2010 and December 31, 2009, 84% and 95% of the Company's accounts receivable were due from one and two customers, respectively.

8.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2010	December 31, 2009 *
Wind farm development/management	$38,252	$310,108
Construction	49,285	-
Turbine sales and service	1,068,774	1,307,866
Subtotal	1,156,311	1,617,974
Less: allowance for doubtful accounts	(16,442)	-
Total	$1,139,869	$1,617,974

*Derived from December 31, 2009 audited financial statements

9.	INVENTORIES
Inventories consist of the following:

	March 31, 2010	December 31, 2009*
Materials and supplies	$268,598	$298,145
Work –in-progress	49,700	54,265
	$318,298	$352,410
*Derived from December 31, 2009 audited financial statements

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

10.	PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	March 31, 2010	December 31, 2009*
Land	$17,500	$17,500
Building and improvements	268,525	238,120
Equipment, including vehicles	390,460	380,856
Construction in process	-	31,030
Subtotal	676,485	667,506
Less Accumulated depreciation	(249,000)	(237,467)
Total	$427,485	$430,039
*Derived from December 31, 2009 audited financial statements

11.	CONSTRUCTION CONTRACTS
The status of construction contracts is as follows:

Costs incurred on uncompleted contracts	$9,753,285
Deferred turbine costs	8,078
Estimated earnings recognized	439,659
Less: billings to-date	(9,533,448)
Totals	$667,574

Included in the accompanying balance sheet under the following captions:
Costs and estimated earnings in excess of billings	$667,574
Billings in excess of costs and estimated earnings	-
Totals	$667,574

12.	INCOME TAXES
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

The income tax (benefit) for the three month periods ended March 31, 2010 and 2009 consists of the following components:

	2010	2009
Current	$-	$-
Deferred	(89,000)	-
Total	$(89,000)	$-

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

The components of the deferred income tax asset and liability as of March 31, 2010 and December 31, 2009 are as follows:

	2010	2009*
Current deferred income tax asset:
Accrued vacation and officer’s compensation	$17,000	$12,000
Liquidated damages provision	0	0
Reserves for warranty and doubtful accounts	33,000	26,000
Net operating loss carryforward	440,000	440,000
Less valuation allowance	(268,000)	(268,000)
Total	$222,000	$210,000

Non-current deferred income tax asset:
Stock compensation expense	$493,000	$431,000
Deferred revenue/other	283,000	224,000
Net operating loss carryforward	446,000	310,000
Less valuation allowance	(490,000)	(320,000)
Total	$732,000	$645,000

Current deferred income tax liability:
Completed contract accounting	$176,000	$165,000

Non-current deferred income tax liability
Depreciation	$30,000	$31,000

Deferred income taxes are presented on the balance sheet under the following captions at March 31, 2010 and December 31, 2009:

	2010	2009*
Current assets	$46,000	$45,000
Noncurrent assets	702,000	614,000
Total	$748,000	$659,000

*Derived from December 31, 2009 audited financial statements

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2010, a valuation allowance of $758,000 has been recognized for deferred tax assets.

At March 31, 2010, the Company has approximately a $2.2 million federal net operating loss carryforward of approximately which will expire in the year 2028.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the three months ended March 31, 2010:

Statutory tax rate	$(222,028)	34.0%
States taxes, net of federal benefit	(39,181)	6.0
Nondeductible income/expenses	954	(.2)
Other, net	1,256	(.2)
Increase in valuation allowance	170,000	(26.0)
	$(89,000)	13.6%

13.	PROMISSORY NOTE PAYABLE

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

The balance of the Promissory Note Payable was $8,039,508 and $7,149,912, including accrued interest of approximately $151,000 and $24,300 at March 31, 2010 and December 31, 2009, respectively. The Note carries an 8% interest rate.

14.	STOCK-BASED COMPENSATION
The Company has a incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. As of March 31, 2010, the Company has 1,652,111 shares available for award under the plan.

Stock Options

The Company has granted to key employees and directors of the Company 1,245,000 options to purchase common shares under the above plan.  In addition, the Company issued an additional 500,000 stock options to a director in June 2009 outside of the plan. The outstanding stock options carry an exercise price ranging from of $1.00-$2.11 per share and expire ten years from the date of grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, underlying price ranging from $1.00 to $3.05, dividend yield of 0%, expected volatility ranging from 96% to 104%, risk-free interest rate of 4%, and average expected life of 6 years. Based on pricing model, the company expensed approximately $154,000 and $94,000 of stock compensation in the period ended March 31, 2010 and 2009, respectively.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

A summary of the Company’s stock option plan as of March 31, 2010 and changes during the period then ended is listed below:

Outstanding at January 1, 2010	1,745,000
Granted	—
Exercised	—
Expired	—
Forfeited	—
Outstanding at March 31, 2010	1,745,000

Options exercisable at the end of the period	582,891

As of March 31, 2010, there was approximately $911,000 total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of 3 years.

Warrants

The Company has issued common stock warrants to individuals or firms for consulting and investor relations services. A summary of the warrants are as follows:

Issue date	Number of warrants	Expiration Date	Exercise Price per share
December 2008	50,000	June 2013	$7.00 - $10.00
December 2009	100,000	December 2014	$1.25

Total	150,000

All of the warrants are vested and allow the holder to purchase common stock at the exercise prices shown above.  To determine fair value of the warrants issued for the purposes of measuring stock compensation expense, the Company uses the Black-Scholes pricing model with the following assumptions, dividend yield of 0%, expected volatility of 96-102%, risk-free interest rate of 4%, and expected life of 5 years.  The Company recognized no stock compensation expense to non-employees during the three month periods ending March 31, 2010 and 2009.

15.	LICENSING ARRANGEMENT
In July 2009, NextGen entered into a non-exclusive Manufacturing License and Reseller agreement with an unrelated company. The agreement provides that NextGen will license its small turbine technology and, among other things, grants a right to manufacture units over a 20 year period. The agreement also provides for exclusive distribution rights in certain areas of the United States.  NextGen will receive payments of $1 million for granting these rights under this agreement.  Revenue will be amortized over the 20 year period.   For the period ended March 31, 2010, licensing revenue of $12,500 is included in Turbine Sales and Service revenue in the financial statements.  Licensing deferred revenue of approximately $675,000 and $512,000 is included on the balance sheet as of March 31, 2010 and December 31, 2009, respectively, in deferred revenue.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

16.	BUSINESS SEGMENTS

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

The following is information for each segment for the three-month periods ended March 31, 2010 and 2009:

	Wind Farm Development and Management	Consumer- Owned Renewable Energy	Consolidated
For the Three-Month Period Ended March 31, 2010
Wind farm development/mgmt	$74,408	$2,400	$76,808
Turbine sales and service	243,463	393,169	636,632
Related party revenue	73,211	-	73,211
Construction contract revenue	843,504	4,550	848,054

Total revenue	$1,234,586	$400,119	$1,634,705

Loss from operations	$(642,202)	$(21,253)	$(663,455)
Other income (loss), net	16,118	(5,686)	10,432
Loss before income tax benefit	$(626,084)	$(26,939)	$(653,023)

Identifiable assets at March 31, 2010	$11,184,739	$754,591	$11,939,330
Corporate assets			4,621,866
Total assets at March 31, 2010			$16,561,196

	Wind Farm Development and Management	Consumer- Owned Renewable Energy	Consolidated
For the Three-Month Period Ended March 31, 2009
Wind farm development/management	$131,854	$-		$131,854
Turbine Sales and Service	-	193,708		193,708
Related party revenue	21,985	-		21,985
Other	729	-		729
Total revenue	$154,568	$193,708	$	$ 348,276

Income (loss) from operations	$(739,781)	$(81,470)		$(821,251)
Other income (loss), net	1,371,021	(5,481)		1,365,540
Income (loss) before income taxes	$631,240	$(86,951)		$544,289

Identifiable assets at March 31, 2009	$1,466,351	$788,226		$2,254,577
Corporate assets				3,245,101
Total assets at March 31, 2009				$5,499,678

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

17.	TRANSACTIONS WITH RELATED PARTIES
The Company provides wind farm management services to entities that are controlled by the Company’s Chief Executive Officer and family members. This revenue is shown on the face of the consolidated statement of operations.  The fees are billed at rates similar to fee structures charged to unrelated parties.

18.	COMMITMENTS AND CONTINGENCIES

Construction Services Agreements
The Company enters into construction services agreements with third parties for the construction of wind projects. The construction services agreements provide for a fixed price, subject to change orders pursuant to changes in work scope or work conditions. The construction fees are generally billable on a monthly basis. At March 31, 2010, the Company was actively constructing two wind projects in Minnesota with a combined estimated contract value of $9 million.

Development Agreements
The Company enters into development agreements with third parties for the development of wind projects. The development agreements call for development fees ranging from 3% to 5% of the total project cost. The development fees are generally paid by the project owners in installments:   upon signing of the development agreement (ranging from 2-10% of the fee), signing of the power purchase agreement (approximately 5% of the fee), upon availability of funding and signing of the PPA (approximately 40% of the fee), and the remaining 50% is due at the commercial operation date of the project. As of March 31, 2010, the Company was involved with various development agreements at different stages within the contracts. The Company was also involved with several new projects for which development agreements have not been signed.

Turbine Supply
The Company may enter into turbine supply agreements whereby it will purchase wind turbines from turbine equipment suppliers and resell the components to wind project owners. The Company incurs risks of ownership during the course of shipment and delivery to the project site. The Company passes through the warranty and performance obligations of the manufacturer onto the project owners. As of March 31, 2010, the Company had delivered one turbine (approximately $1.3 million cost) to one wind project owner.

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

Turbine Maintenance Agreements
The Company has agreements in place to perform turbine maintenance services for two wind farm projects, and from time to time will engage in additional maintenance services on a time and materials basis. The agreements provide quarterly or annual payments on a per-turbine basis. The agreements at various dates through 2014. The agreements may only be terminated in the event of non-performance.

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

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

19.	NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

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

At March 31, 2010, the Company held the following investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments and therefore consolidation in the Company’s financial statements is not required:

Asset types	Purpose	Book Value
Promissory note receivable	Construction contract note with owners	$8,039,508
Reimbursable project costs	Cost advances to wind farm project	136,736
Costs and profits in excess of billings	Construction contract	612,159
Promissory note payable	Construction contract note with subcontractor	(8,039,508)

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

20.	SUBSEQUENT EVENT
Subsequent to quarter ended March 31, 2010, the Company entered into a purchase commitment for wind turbines for a total of approximately $2.6 million.  The Company expects to use such turbines for a project to be commissioned in 2010.

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

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other Securities and Exchange Commission filings.

Overview of Our Business

Juhl Wind provides development, systems operation and maintenance, construction contracting, oversight and general consulting services to wind farm projects throughout the Midwestern United States. Additionally, it sells consumer-owned renewable energy products such as remanufactured small wind turbines and solar systems.  Our ultimate goal is to primarily build 5 to 80 megawatt (MW) size wind farms jointly owned by local communities, farm owners, environmentally concerned investors, and our Company.  The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power for use by the electric power industry.

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

Historically, landowners in rural areas could only benefit from the development of wind farms in their community by leasing their land to large wind developers. These large developers would then sell the wind energy to the local utility company and retain a majority of the project’s profits. We provide what we believe is a better alternative for local communities by specifically concentrating on C-BED wind power projects that are locally owned by farmers, investors, businesses, schools, utilities, or other public or private local entities. As a result, we believe that community wind power projects keep more dollars in local communities, preserve local energy independence, and protect the environment. Our goal, and Mr. Juhl’s focus in the past, is to share ownership with farmers and to build a network of farmer-owned community wind power systems.

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

Our Company’s involvement in the sale of consumer-owned renewable energy products commenced in November 2008 as a result of the acquisition of Next Generation Power Systems, Inc. (“Next Gen”).  Prior to the acquisition, Dan Juhl had been a significant shareholder in NextGen since it was organized in 2004.   NextGen restores small wind turbines in the 30 KW class for sale to consumers for on-site electricity generation.  NextGen also provides solar-powered systems that allow small businesses and consumers to generate or store electrical power for on-site use or emergency backup.   In July 2009, NextGen entered into a 20 year, non-exclusive Manufacturing License and Reseller Agreement with an Ohio entity for purposes of expanding  production and sale of small wind turbines. The agreement, among other things, specifies a sales territory, sales quota and requirements with regard to establishing a production facility. NextGen received $300,000 in July as a part of this agreement with additional licensing payments of $700,000 due over a twelve month period beginning September 1, 2009.  In 2010, NextGen is focusing its business on purchasing certain wind turbine equipment from third party vendors for the purpose of adapting and redesigning component parts for use in the wind power industry.

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

•
existing and growing legislative and regulatory mandates for “cleaner” forms of electric generation, including state renewable portfolio standards and the U.S. federal tax incentives for wind and solar generation, including the Recovery and Reinvestment Act enacted in February 2009,

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

Debt and Equity Financing Markets

Wind farm development projects are dependent on the ability to raise debt and equity financing to fund the turbine and substation components, construction costs and other development expenses. We assist project owners in identifying sources of debt and equity capital as a part of our development efforts. We have expended significant efforts on behalf of five construction-ready wind farm projects to identify sources of debt and equity financing in order to proceed to the actual construction phase. It is our belief that many wind farm project owners across the U.S. are facing similar difficulties in arranging project financing as well, particularly construction financing.  The difficulties in obtaining financing is  especially  evident within banking institutions who have liquidity issues resulting from the recent recessionary conditions and  a banking crisis that has led to U.S. government bailout programs and tight regulatory conditions.  The slowdown in new wind farm construction has led to increase in wind turbine inventory around the country, and we are observing that turbine suppliers are also becoming a source of capital in the construction financing of wind farm projects.  We expect credit conditions to improve and we will assist project owners in examining federal and loan guarantee programs as an additional means of securing project financing.

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

Recent Developments in Government Regulation

Recently enacted governmental regulations which affect the wind industry in general and the Company in particular include the following measures:

Production Tax Credits (PTC).  The PTC provides wind energy generators with a credit against federal income taxes, annually adjusted for inflation, for duration of ten years from the date that the wind turbine is placed into service. In 2010, the PTC is $22 per megawatt hour (or 2.2 cents per kilowatt hour).  Wind energy generators with insufficient taxable income to benefit from the PTC may take advantage of a variety of investment structures to monetize the tax benefits.

The PTC was originally enacted as part of the Energy Policy Act of 1992 for wind parks placed into service after December 31, 1993 and before July 1, 1999. The PTC subsequently has been extended six times, but has been allowed to lapse three times (for periods of three, six and nine months) prior to retroactive extension. Currently, the PTC is scheduled to expire on December 31, 2012.  This expiration date reflects a three-year extension passed under the American Recovery and Reinvestment Act enacted in February 2009.

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

American Recovery and Reinvestment Act of 2009 (the “Recovery Act”).   On February 13, 2009, the U.S. Congress passed a stimulus package known as The American Recovery and Reinvestment Act of 2009 (the “Recovery Act”).  The Recovery Act has the potential to substantially impact the market for renewable energy initiatives. Approximately $40 billion in spending was appropriated for clean energy initiatives and an additional $20 billion is estimated for new and modified tax incentives.  According to a discussion at Windindustry.org, the Recovery Act’s goal opens up new sources of funding for renewable energy at a time when the wind energy industry is set for even more growth.  The Recovery Act contains a number of provisions that focus on the growth of the wind industry.  Some of the pertinent provisions of the Recovery Act include the following: (i) three-year extension of the federal wind energy production tax credit (PTC) so that eligible projects placed in service by the end of 2012 will qualify for the credit; (ii) option for a thirty percent (30%) investment tax credit (ITC) instead of the PTC; (iii) option to convert the ITC into a cash grant for wind projects placed in service before 2013; (iv)  eliminates the dollar cap on residential small wind and solar for ITC purposes, and (v) additional loan guarantees, bonds and tax incentives.   These programs enacted under the Recovery Act allow community wind farms, such as our Company, to take advantage of these funding opportunities.

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

On October 31, 2008, we acquired all of the issued and outstanding shares of common stock of NextGen.  Our acquisition of NextGen was accounted for in a manner similar to pooling of interests due to common control ownership. The assets and liabilities of NextGen were combined at historical cost for the portion (54%) under common control and at fair value for the non-controlling interest.  The revenue and expense activities of NextGen are included in the accompanying statement of operations for the periods ended March 31, 2010 and 2009. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this prospectus.

Juhl Energy, DanMar and NextGen’s financial statements are our historical financial statements.

Significant Accounting Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements is a significant estimate based on a percentage of estimated project costs and the percentage of completion method used to recognize construction contract revenue; realizability of accounts receivable; valuation of deferred tax assets, stock based compensation and warrants, fair value of warrant liability, determination of the primary beneficiary of variable interest entities, and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date.  Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

A majority of the revenue we have recorded for the quarter ended March 31, 2010 is based on our assumption of collectability of funding from our wind farm customer who is in the process of completing due diligence procedures with respect to financing term sheets with a financial institution and an equity subscribers. They expect to close on such term sheets within approximately 60 to 90 days of filing this report with the Securities and Exchange Commission.

Our management has discussed the development and selection of these significant accounting estimates with our board of directors and our board of directors has reviewed our disclosures relating to them.

Results of Operations

Comparison of Three-Month Periods Ended March 31, 2010 and March 31, 2009

Overview

Our general activity for the three months ended March 31, 2010 was primarily focused on completing construction of two community wind farm projects in Minnesota, Woodstock and Grant County.  The 20 megawatt Grant County wind farm project commenced construction during the fourth quarter of 2009, and reached substantial completion in February 2010.  The project is awaiting commissioning pending the closing of equity financing in the second quarter 2010.  The 1 megawatt Woodstock farm project commenced construction during the fourth quarter of 2009, and the project is also expected to be commissioned in the second quarter of 2010.

In addition to construction activities, we were also focused on obtaining debt and equity financing arrangements for five community wind farm development projects. These five projects represent approximately 90 megawatts of capacity. We encountered difficult economic conditions with respect to the financing of wind development projects, and we have worked to align ourselves with lending institutions, environmentally friendly investment sources, and industry suppliers to provide financing options for investment in our projects.  Our management believes that we are poised for growth through the recent substantial completion two wind farm construction projects, existence of five construction ready developments and 21 other projects in various stages of development.

Our wind farm development projects most commonly involve a development fee contract with the entities specifically formed by local landowners upon whose land the wind turbines are installed. Revenue is also derived from our work in the development of wind farms throughout the development process including four major components: feasibility studies, development fees, operations and management oversight, and construction fees. In addition, we occasionally provide turbine maintenance services on a contractual or time and materials basis as requested by project owners.

Due to the anticipated increased demand for electricity from alternative energy sources in 2010 and beyond, together with the stimulus from new federal government regulations, we believe the demand for wind energy developments and consumer-owned renewable energy products will be stable or will increase in the foreseeable future. We anticipate an increase in revenues in 2010 as a result of construction and development services on up to five construction-ready wind farm development projects.  However, revenue will be subject to shifts in timing due to the ability for the projects to obtain financing and also with respect to delays in construction caused by Upper Midwest climate or other unforeseen circumstances.

As part of the Grant County project, Juhl Energy entered into a Development and Construction Services Agreement (the “Development Agreement”), with Grant County Wind, LLC, a Minnesota limited liability company, and each of the individual wind generator companies (a “Generator LLC”) who are also the members of Grant County Wind, LLC (each  Generator LLC and Grant County Wind, LLC, collectively the “Owner”).  Under the Development Agreement, the Owner contracted with Juhl Energy for the development, design, construction, installation, and financing of the GCW Project’s balance of plant on property in which Owner will have control or an ownership interest. The GCW Project’s balance of plant involves the installation of ten 2.0 MW wind turbine generators, which are the subject of a Turbine Supply Agreement between the Owner and the turbine supplier. Juhl Energy, together with the turbine supplier of the GCW Project, agreed to take a promissory note for a portion of the expected $8.5 million construction cost of the GCW Project together with security interest that is junior to the turbine supplier. Juhl Energy’s primary subcontractor has also agreed to assist Juhl Energy in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing is placed on the GCW Project.  As a part of this Development Agreement, the primary subcontractor’s note must be paid within 180 days of the substantial completion of the GCW Project, and if this does not occur, the subcontractor may exercise legal rights to demand payment from Juhl only as it relates to the its promissory note and its Development Agreement, including a right of foreclosure on the note delivered to Juhl Energy by the Owners, which could, in turn, allow for conversion of amounts to project equity by Juhl Energy or its primary subcontractor.  Substantial completion of the Grant County project was reached in February 2010.

As part of the Woodstock project, Juhl Energy entered into a Turbine Supply Agreement and a Construction Services Agreement with the project owner totaling approximately $1.55 million.  This amount was funded by approximately $860,000 of equity proceeds raised from the sole investor in the project, together with an expected closing of a bank loan and federal stimulus grant proceeds.

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

Subsequent to this quarter ended March 31, 2010, Juhl Energy Development, Inc. (“Juhl Energy”) entered into a purchase commitment for wind turbines for a total of approximately $2.6 million.  We expect to use such wind turbines for a project to be commissioned in 2010.

Revenue

Total revenue increased by approximately $1,287,000, or 369.4%, from approximately $348,000 for the quarter ended March 31, 2009, to approximately $1,635,000 for the quarter ended March 31, 2010.   The large increase in revenue is primarily attributable to approximately $843,000 of construction contract revenue from two wind farm construction projects during the first quarter of 2010.  The projects were substantially completed as of March 31, 2010 and are expected to be commissioned during the second quarter of 2010. Therefore, nearly all revenue from the two projects has been recognized to-date.

Turbine sales and service revenues increased by approximately $443,000 at March 31, 2010, over March 31, 2009, as a result of turbine revenue from the Woodstock wind farm project of approximately $243,000 together with approximately a $200,000 increase in small turbine-related sales in our NextGen subsidiary.  The $200,000 increase in Next Gen, which is essentially our consumer-owned renewable energy segment, was attributable to the sale of five turbines during the quarter ended March 31, 2010 (versus three units at the end of March 31, 2009) as well as additional revenues earned from customer maintenance fees and $12,500 in licensing revenue from the twenty-year licensing arrangement.  NextGen had two wind turbines in backlog with expected ship dates in the second quarter of 2010.

 Cost of Goods Sold

Cost of goods sold increased by approximately $1,212,000, or 616.8% from approximately $197,000 for the quarter ended March 31, 2009 to approximately $1,409,000 for the quarter ended March 31, 2010.   Cost of goods sold for the quarter ended March 31, 2010 includes approximately $819,000 of wind farm construction costs relating to subcontracted services and materials for the Grant County and Woodstock wind farm projects.   The remainder of the cost of goods sold of approximately $590,000 relates to turbine sales and services.

Operating Expenses

General and Administrative Expenses.  General and administrative expenses decreased by approximately $167,000 or 38.0%, from approximately $440,000 for the quarter ended March 31, 2009 to approximately $273,000 for the quarter ended March 31, 2010.   The decrease was primarily attributable to a reduction in professional fees of $228,000 that had been incurred a year ago in connection with the increased costs of being a public reporting company, subsequent audit costs over NextGen acquisition, and securities registration filings. In our 2009 filings, we had mentioned that professional fees had included costs that we did not expect on a recurring basis.

Payroll and Employee Benefits.  Payroll and employee benefits expenses increased by approximately $94,000, or 23.9%, from approximately $396,000 for the quarter ended March 31, 2009 to approximately $490,000 for the quarter ended March 31, 2010.   The increase was attributable to approximately a $61,000 increase in employee-based stock-based compensation expense over the quarter ended March 31, 2009 related to stock options, approximately $25,000 was attributable to an increased number and rate of compensation for executive officers, and the remaining part of the increase was primarily attributable to the addition of seven employees over the prior year along with a net savings achieved from changes made to the employee benefit program.

Wind Farm Management Expenses.  Wind farm management expenses decreased by approximately $79,000, or 77.4%, from approximately $102,000 for the quarter ended March 31, 2009 to approximately $23,000 for the quarter ended March 31, 2010.   The decrease in expenses resulted primarily from the incurrence of one-time management costs during the quarter ended March 31, 2009 relating to time and materials arrangements requested by certain wind farm facilities under management.

Investor Relations Expenses. Investor relations expenses increased by approximately $68,000, or 196%, from approximately $35,000 for the quarter ended March 31, 2009 to approximately $103,000 for the quarter ended March 31, 2010.   The increase stems from expanded investor relations communications in 2010 to increase exposure of Juhl Wind.

Other Income (expenses). The Company, beginning on January 1, 2009, recognized its warrants (issued in connection with the 2008 private placement) as liabilities at their respective fair values. This accounting treatment was required under generally accepted accounting principles whereby our detachable warrants stemming from the private placement must be accounted for as a derivative instrument. As a result of revaluing the warrants, we recorded a gain of approximately $1,350,000 for the quarter ended March 31, 2009 from the change in the fair value of the underlying warrants using the Black Scholes method.  As a result of  the exercise or exchange of such warrant instruments on June 29, 2009, no further adjustments are necessary to the fair value of these warrants in 2010.   Other income and expenses in 2010 include approximately $127,000 of interest income earned and interest expense  incurred with respect to the promissory notes held in conjunction with the Grant County construction project.

Operating Loss

Our Operating Loss decreased by approximately $158,000, or 19.2%, from approximately $821,000 for the quarter ended March 31, 2009 to approximately $663,000 for the quarter ended March 31, 2010.   The decrease in operating loss is primarily attributable to the decrease in general and administrative expenses as described above.

Net Income/Loss

Net Income decreased by approximately $1,108,000, or 203.6%, from net income of approximately $544,000 for the quarter ended March 31, 2009 to a net loss of approximately $564,000 for the quarter ended March 31, 2010.  Our net loss is significantly impacted by the fair value accounting over the warrant derivatives and subsequent non-cash gain of approximately $1,350,000 reported for the quarter ended March 31, 2009 as described above under other income (expense).

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral.

Property and Equipment

As of March 31, 2010 and December 31, 2009, we held approximately $427,000 and $430,000 in net book value of property and equipment, respectively. These assets included land, buildings, office equipment, shop equipment and service vehicles.

Liquidity and Capital Resources

At March 31, 2010, we carried approximately $3,940,000 in cash and short term-investments on the balance sheet primarily due to the 2008 private placement and the additional infusion of approximately $2,339,000 from the June 2009 exercise by holders of Series A Warrants.  However, approximately $414,000 of the short-term investments has been designated as security for the bank notes payable of approximately $412,000 and therefore has been reflected in current assets as a restricted asset. In order to provide additional protection to our cash reserves, we have obtained a $1.7 million letter of credit facility that provides security for the deposits that may not otherwise be insured through the Federal Deposit Insurance Corporation.

We will continue our internal efforts to assist our project owners in arranging financing terms for each project under development. The ability to assist project owners with obtaining debt and equity financing is a material factor in producing our future revenue streams and cash flow.  The Grant County wind farm construction was started in October 2009 and was substantially completed during the first quarter of 2010.  Our balance sheet at March 31, 2010 includes a promissory note receivable of approximately $8,040,000 stemming from a financing arrangement of the construction services provided to the Grant County wind farm project. We expect that the project owners will close on proposed debt and equity funding arrangements in the second quarter 2010, and in turn, provide repayment of the promissory note including interest along with the payment of our contractual development fee of approximately $1.8 million. Upon, receipt of payment, we will be required to repay the promissory note payable of approximately $8,040,000 to our primary subcontractor on the project. In addition, our Board of Director has authorized an equity investment of up to $500,000 in the Grant County wind project as may be required by the final financing terms and conditions. We would expect to provide this investment using proceeds of our contractual development fee of approximately $1.8 million to be received at closing.

We believe that we would be able to more quickly bring wind farm projects through the early development and construction stages if we were able to access a funding mechanism that is largely under our control.   The community wind industry in general has experienced difficulties in obtaining sources of funding from the current equity and debt financing marketplace, as cited above under Factors Affecting Our Operating Results.  In February 2010, we signed an engagement agreement in principle with a full service investment banking firm, Rodman & Renshaw (“Rodman”), for purposes of receiving investment advisory services, including a potential underwriting of a registered stock offering. This non-binding agreement outlines conditions and assumptions for a possible underwriting of a sale of a new class of equity securities of the Company, with proceeds used to primarily make investments in the community wind farm projects under development by the Company. The investments in the community wind farm projects are anticipated to take the form of subordinated debt or mezzanine equity, and investment returns for such securities would be provided from interest earned on investments made into wind farm projects.  Rodman, along with any other firms managed by them in an underwriting, would be paid what we believe to be industry standard success fees for their underwriting services.  It is management’s intention to limit dilution of our common equity at this time and only at price levels significantly above our current market price. The terms of any offered securities are unknown at this time.

Due to the anticipated increased demand for power from alternative energy sources in 2010, we believe the demand for our services, and therefore our revenues, will be stable or increase in the foreseeable future. Based on our anticipated level of revenues, we believe that funds generated from operations, together with existing cash and cash available from construction and consulting services, will be sufficient to finance our operations and planned capital expenditures through the next 24 months.

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

Net cash used in operating activities increased by approximately $499,000, from the net cash used in operating activities of approximately $164,000 for the quarter ended March 31, 2009 to net cash used in operating activities of approximately $663,000 for the quarter ended March 31, 2010.  The change in net cash used in operating activities of $499,000 is primarily due to the use of cash to pay accounts payable in relation to wind farm construction projects and the reduction in customer deposits as we completed the underlying small turbine sales.  We will continue to manage payments of accounts payable related to project-related expenses to coincide with the billings on these projects.  Further, we anticipate collection of the remaining $292,000 of licensing arrangement fees over the next five months.

Net cash used in investing activities decreased by approximately $22,000, from the net cash used in investing activities of approximately $38,000 for the quarter ended March 31, 2009 to net cash used in operating activities of approximately $16,000 for the quarter ended March 31, 2010.  The net cash used in investing activities for the quarter ended March 31, 2010 primarily relates to the purchase of additional equipment in 2009 to support turbine maintenance services.

Net cash flow provided by financing activities decreased by approximately $27,000, from the net cash flow provided from financing activities of approximately $85,000 for the quarter ended March 31, 2009 to net cash provided by financing activities of approximately $58,000 for the quarter ended March 31, 2010.  The decrease is primarily attributable to $50,000 note proceeds received in the prior period while no borrowings were made in 2010.  The note proceeds were used to support the working capital of the NextGen business unit. The funds received from the restricted investor relations cash account as reimbursement for investor relations expenses is reflected as a financing activity.

We maintain an investor relations cash escrow account that was initially funded by $500,000 of proceeds received from the 2008 private placement, and an additional $250,000 received from the exercise of Series A Warrants and issuance of Series B Preferred Stock in June 2009.  The funds are to be used only for investor relations initiatives.  As of March 31, 2010 and December 31, 2009, we had a balance of approximately $140,000 and $203,000, respectively, in the account.

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

Revenue Recognition ..
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

Wind Farm Development Services
The Company normally earns a development service fee from each of the wind farm projects that it develops in cooperation with wind farm investors. These development services arrangements are evaluated under authoritative guidance relating to “Revenue Arrangements with Multiple Deliverables ,” which addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.

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

Accounting for Derivatives.   We adopted guidance issued by the Financial Accounting Standards Board (“FASB”) relating to “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock ” effective January 1, 2009.  The adoption of this guidance affected the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether our warrants or convertible preferred stock contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. We determined that the all of the outstanding warrants contained such provisions thereby concluding they were not indexed to our own stock and must now be treated as a derivative liability. Prior to the adoption of this guidance, the warrants were considered equity instruments. We determined that while our convertible preferred stock contains certain anti-dilution features, the conversion feature embedded within our convertible preferred stock does not require bifurcation. At each reporting date, we are required to estimate the fair value of the warrants and record this change in value in earnings as gain or loss.  Upon the conversion of all warrants as part of the 2009 warrant exchange, no equity instruments subject to derivative accounting under this guidance were outstanding as of June 30, 2009.  The warrant liability of $10,378,146 at June 29, 2009 was reclassified to equity upon recording the 2009 warrant exchange.

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

Item 3.	QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our President and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded, based on the material weakness in internal control over financial reporting as reported in the Company’s Annual Report on Form 10-K filed on March 31, 2010 that the disclosure controls and procedures are ineffective as of March 31, 2010. Under the supervision and with the participation of management, as of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-month period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. RISK FACTORS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

a)	None
b)	None

The Company has established an audit committee, a compensation committee and a nominations and governance committee, in compliance with established NASDAQ and NYSE Amex corporate governance requirements.  Currently, Mr. Hurley, General Clark and Mr. Beck are our only “independent” directors, as that term is defined under NASDAQ Marketplace Rule 5605(a)(2) and by the regulations of the Securities Exchange Act of 1934.

Audit Committee.  The Board of Directors of the Company established an Audit Committee at its meeting on November 24, 2009.  At this meeting, Mr. Beck was appointed Audit Committee Chairman, and Mr. Hurley and General Clark were appointed as members of the Audit Committee.  As a result, the Audit Committee is comprised of our "independent" directors as defined in NASDAQ Marketplace Rule 5605(a)(2).  Further, the Board of Directors of the Company adopted an Audit Committee Charter at its meeting on April 8, 2010.  Pursuant to the Audit Committee Charter, the Audit Committee will commence its role in the second quarter of 2010.  The Audit Committee will review the results and scope of the audit and the financial recommendations provided by our independent registered public accounting firm.  Further, the Audit Committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.

Compensation Committee. The Board of Directors of the Company established a Compensation Committee at its April 8, 2010 meeting.    Mr. Beck, Mr. Hurley and General Clark were appointed as members of the Compensation Committee.  As a result, the Compensation Committee is comprised of our “independent” directors as defined in NASDAQ Marketplace Rule 5605(a)(2). The Compensation Committee will review and approve our salary and benefit policies, including compensation of executive officers.  The Compensation Committee will also administer our Incentive Compensation Plan, and will recommend and approve grants of stock options, restricted stock and other awards under that plan.

Nominations and Governance Committee. The Board of Directors of the Company established a Nominations and Governance Committee at its April 8, 2010 meeting.  Mr. Beck, Mr. Hurley and General Clark were appointed as members of the Nominations and Governance Committee.  As a result, the Nominations and Governance Committee is comprised of our “independent” directors as defined in NASDAQ Marketplace Rule 5605(a)(2).   Further, at this meeting, the Board of Directors adopted a Nominations and Governance Committee Charter.  Pursuant to the Nominations and Governance Committee Charter, the Nomination and Corporate Governance Committee will review the qualifications of prospective directors for consideration by the board of directors as management’s nominees for directors. The purpose of the Nominations and Governance Committee is to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The Nominations and Governance Committee’s duties will also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

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

3.3	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Stock of Juhl Wind, Inc. filed June 11, 2009 with the Delaware Secretary of State.[4]

3.4
Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Juhl Wind, Inc. filed September 28, 2009, with the Delaware Secretary of State[3]

3.5	Bylaws of the Company[1]

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter, adopted April 8, 2010

99.2	Nominations and Corporate Governance Committee Charter, adopted April 8, 2010

1Incorporated herein by reference from the Company’s Registration Statement on Form S-B filed with the Securities and Exchange Commission on March, 31, 2007.

2Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2008.

3Incorporated herein by reference to the exhibits included with our Current Report on Form 8-K dated September 28, 2009 and filed with the Securities and Exchange Commission on September 28, 2009

4Incorporated herein by reference to the exhibits included with Amendment No. 4 to our Registration Statment on Form S-1 (registration no. 333-154617), filed with the U.S. Securities and Exchange Commission on June 12, 2009.
SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUHL WIND, INC.
(Registrant)

Date: May 17, 2010	/s/ John Mitola
John Mitola
President