Form 10-Q
period 2010-06-30
Juhl Wind, Inc
filed 2010-08-16
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2010

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

Common Stock:  21,157,401 shares outstanding as of August 11, 2010.

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

JUHL WIND INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009

	JUNE 30	DECEMBER 31
ASSETS	2010	2009
	(unaudited)

CURRENT ASSETS
Cash	$1,924,090	$2,802,302
Restricted Cash	120,066	203,123
Accounts Receivable	1,088,407	1,617,974
Short Term Investments and Accrued Interest Receivable	1,351,543	1,033,744
Short Term Investments - Restricted	414,423	718,499
Unbilled Receivables at Net Realizable Value	-	49,002
Promissory Note Receivable, Including Accrued Interest	8,202,552	7,149,912
Inventory	107,471	352,410
Reimbursable Project Costs	666,309	597,368
Costs and Estimated Profits in Excess of Billings	621,479	769,070
Other Current Assets	179,315	123,157
Current Deferred Income Taxes	39,000	45,000
TOTAL CURRENT ASSETS	14,714,655	15,461,561

PROPERTY AND EQUIPMENT (Net)	425,231	430,039

OTHER ASSETS
Deferred Income Tax Asset	731,000	614,000
Project Development Costs	336,000	307,000
TOTAL OTHER ASSETS	1,067,000	921,000

TOTAL ASSETS	$16,206,886	$16,812,600

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,696,322	$2,224,549
Bank Notes Payable	411,167	416,853
Accrued Expenses	108,844	118,571
Customer Deposits	229,624	383,000
Deferred Revenue	888,747	774,057
Promissory Note Payable, Including Interest	8,202,552	7,149,912
TOTAL CURRENT LIABILITIES	11,537,256	11,066,942

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock - $.0001 par value,
4,820,000 issued and outstanding	2,526,660	2,527,731
Series B Convertible Preferred Stock - $.0001 par value,
6,567,006 issued and outstanding	12,819,116	12,819,116
Common Stock - $.0001 par value; 100,000,000 shares authorized,
21,096,897 and 20,982,860 issued and outstanding at
June 30, 2010 and December 31, 2009, respectively	2,110	2,098
Additional Paid-In Capital	6,592,648	6,089,361
Accumulated Deficit	(17,270,904)	(15,692,648)
TOTAL STOCKHOLDERS' EQUITY	4,669,630	5,745,658

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,206,886	$16,812,600

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTERS ENDED JUNE 30, 2010 AND 2009

	2010			2009
REVENUE	(unaudited)			(unaudited)
Wind Farm Development and Management	$226,063	33.8%		$208,035	65.1%
Turbine Sales & Service	176,028	26.4		72,036	22.5
Related Party Revenue	88,688	13.3		28,828	9.0
Construction Contract Revenue	177,365	26.6		9,569	3.0
Other Operating Income	-	0.0		1,200	0.4
TOTAL REVENUE	668,144	100.0		319,668	100.0

COST OF GOODS SOLD	445,566	66.7		116,254	36.4

GROSS PROFIT	222,578	33.3		203,414	63.6

OPERATING EXPENSES
General and Administrative Expenses	443,462	66.4		357,264	111.8
Investor Relations Expenses	89,199	13.4		18,470	5.8
Payroll and Employee Benefits	515,513	77.2		688,587	215.4
Windfarm Management Expenses	23,484	3.5		33,789	10.6
TOTAL OPERATING EXPENSES	1,071,658	160.4		1,098,110	343.5
OPERATING LOSS	(849,080)	(127.1)		(894,696)	(279.9)

OTHER INCOME (EXPENSE)
Interest Income	174,963	26.2		16,018	5.0
Interest Expense	(168,245)	(25.2)		(8,183)	(2.6)
Gain in Fair Value Accounting Over Warrants	-	0.0		848,966	265.6
Other Income	-	0.0		31,318	9.8
TOTAL OTHER INCOME, NET	6,718	1.0		888,119	277.8

LOSS BEFORE INCOME TAXES	(842,362)	(126.1)		(6,577)	(2.1)

INCOME TAX BENEFIT	22,000	3.3		-	-

NET LOSS	(820,362)	(129.4	) %	(6,577)	(2.1	) %

PREFERRED DIVIDENDS	97,471			103,200

SERIES B BENEFICIAL CONVERSION FEATURE	-			2,790,707

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	(917,833)			(2,900,484)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC & DILUTED	21,096,267			20,462,318

NET LOSS PER SHARE
BASIC & DILUTED	$(0.04)			$(0.14)

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	2010			2009
	(unaudited)			(unaudited)
REVENUE
Wind Farm Development and Management	$290,371	12.6%		$339,889	50.9%
Turbine Sales & Service	825,161	35.8		265,744	39.8
Related Party Revenue	161,899	7.0		50,813	7.6
Construction Contract Revenue	1,025,419	44.5		9,569	1.4
Other Operating Income	-	0.0		1,929	0.3
TOTAL REVENUE	2,302,850	100.0		667,944	100.0

COST OF GOODS SOLD	1,854,301	80.5		312,792	46.8

GROSS PROFIT	448,549	19.5		355,152	53.2

OPERATING EXPENSES
General and Administrative Expenses	716,302	31.1		797,452	119.4
Investor Relations Expenses	192,296	8.4		53,296	8.0
Payroll and Employee Benefits	1,005,919	43.7		1,084,435	162.4
Windfarm Management Expenses	46,567	2.0		135,916	20.4
TOTAL OPERATING EXPENSES	1,961,084	85.2		2,071,099	310.1
OPERATING LOSS	(1,512,535)	(65.7)		(1,715,947)	(256.9)

OTHER INCOME (EXPENSE)
Interest Income	317,959	13.8		40,221	6.0
Interest Expense	(300,809)	(13.1)		(16,851)	(2.5)
Gain in Fair Value Accounting Over Warrants	-	0.0		2,198,671	329.2
Other Expense	-	0.0		31,618	4.7
TOTAL OTHER INCOME, NET	17,150	0.8		2,253,659	337.4

INCOME (LOSS) BEFORE INCOME TAXES	(1,495,385)	(64.9)		537,712	80.5

INCOME TAX BENEFIT	111,000	4.8		-	-

NET INCOME (LOSS)	(1,384,385)	(69.7	) %	537,712	80.5%

PREFERRED DIVIDENDS	193,871			206,400

SERIES B BENEFICAL CONVERSION FEATURE	-			2,790,707

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	(1,578,256)			(2,459,395)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	21,067,114			20,333,537

NET LOSS PER SHARE - BASIC & DILUTED	$(0.07)			$(0.12)

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010

			Convertible		Convertible
			Preferred Stock		Preferred Stock		Additional		Total
	Common Stock		Series A		Series B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE - December 31, 2009	20,982,860	$2,098	4,820,000	$2,527,731	6,567,006	$12,819,116	$6,089,361	$(15,692,648)	$5,745,658

Net loss	-	-	-	-	-	-	-	(1,384,385)	(1,384,385)

Stock-based compensation	-	-	-	-	-	-	308,357	-	308,357

Series A Preferred Stock dividend paid in common stock	114,037	12	-	(194,942)	-	-	194,930	-	-

Series A Preferred dividends	-	-	-	193,871	-	-	-	(193,871)	-

BALANCE June 30, 2010 (unaudited)	21,096,897	$2,110	4,820,000	$2,526,660	6,567,006	$12,819,116	$6,592,648	$(17,270,904)	$4,669,630

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,384,385)	$537,712
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	29,533	99,027
Stock-Based Compensation to Employees	308,357	498,221
Provision for Uncollectible Accounts	-	(10,000)
Gain on Warrant Liability Fair Value	-	(2,198,671)
Liquidated Damages Expense	-	(31,316)
Change in assets and liabilities:
Accounts Receivable	529,567	760
Unbilled Receivable	49,002	49,851
Inventory	244,939	109,429
Reimbursable Project Costs	(68,941)	56,442
Other Current Assets	(56,158)	(134,100)
Interest receivable on Short Term Investments	(409)	(27,483)
Costs and Estimated Earnings in Excess of Billings	147,591	-
Accounts Payable	(528,227)	362,999
Accrued Expenses	(9,727)	5,049
Deferred Income Taxes	(111,000)	-
Customer Deposits	(153,376)	-
Deferred Revenue	114,690	364,625
NET CASH USED IN OPERATING ACTIVITIES	(888,544)	(317,455)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for short-term investments	(13,314)	(3,989)
Payments for project development costs	(29,000)	(5,000)
Payments for property and equipment	(24,725)	(67,862)
NET CASH USED IN INVESTING ACTIVITIES	(67,039)	(76,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in restricted cash	83,057	(97,364)
Proceeds received through the issuance of
Series B preferred stock and conversion of warrants	-	2,339,341
Principal Payments on Notes Payable	(5,686)	(75,000)
NET CASH FROM FINANCING ACTIVITIES	77,371	2,166,977

NET INCREASE (DECREASE) IN CASH	(878,212)	1,772,671

CASH BEGINNING OF THE PERIOD	2,802,302	1,310,789

CASH END OF THE PERIOD	$1,924,090	$3,083,460

NONCASH INVESTING ACTIVITY
Series A preferred stock dividend	$193,871	$206,400
Subscription receivable from issuance of Series B preferred stock	$-	$196,710
Warrant liability recognition upon adoption of accounting standard	$-	$12,576,816
Promissory note receivable and payable on wind farm for construction
financing	$1,052,640	$-
Fair value of warrant liability exchanged on Series B preferred stock	$-	$10,378,145
Accrued liquidated damages fees paid in the form of common stock	$-	$222,000
Preferred dividend payment in common stock	$194,942	$-

The accompanying notes are an integral part of these statements.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR JUNE 30, 2010 AND 2009

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

Juhl Wind, Inc. (“Juhl Wind”) conducts business under three subsidiaries, Juhl Energy Services (formerly DanMar and Associates, Inc.) (“JES”), Juhl Energy Development, Inc. (“JEDI”), and Next Generation Power Systems, Inc. (“NextGen”). The Company provides development, construction, management, and consulting services to wind farm projects throughout the Midwestern U.S. and produces consumer-owned renewable energy products. All intercompany balances and transactions are eliminated in consolidation.

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

SHORT TERM INVESTMENTS

Short-term investments include certificates of deposits maintained at various financial institutions. The certificates are intended to be held for investment purposes through their maturity dates that occur at various times throughout 2010.  At June 30, 2010, the Company’s short-term investments totaled approximately $1,351,000 which included accrued interest receivable. At December 31, 2009, the Company’s short-term investments totaled approximately $1,034,000 which included accrued interest receivable on those investments.

RESTRICTED SHORT TERM INVESTMENTS

Restricted short-term investments include certificates of deposits maintained at various financial institutions and totaled approximately $414,000 and $718,000 at June 30, 2010 and December 31, 2009, respectively. These restricted investments included accrued interest receivable. The certificates are intended to be held for investment purposes through their maturity dates that occur at various times throughout 2010.  These investments are held as collateral against the Bank Notes Payable.

ACCOUNTS RECEIVABLE

Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR JUNE 30, 2010 AND 2009

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, restricted cash, short term investments, receivables, payables, and other working capital accounts approximates their fair value at June 30, 2010 and December 31, 2009 due to the short maturity nature of these instruments. The carrying amounts of notes payable approximate fair value because of the short maturity of these instruments.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR JUNE 30, 2010 AND 2009

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements is a significant estimate based on a percentage of estimated project costs and the percentage of completion method used to recognize construction contract revenue; realizability of accounts and notes receivable; valuation of deferred tax assets, stock based compensation and warrants, determination of the primary beneficiary of a variable interest entity, and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date.  Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR JUNE 30, 2010 AND 2009

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

•
The remaining proceeds are allocated to the following deliverables based on vendor specific objective evidence of each item: 1) achievement of a signed Power Purchase Agreement (“PPA”) with an electrical utility, or in the event that a PPA will not be sought, an interconnection application, and 2) final commissioning of the wind farm turbines.  Management has determined that these deliverables have stand-alone value, and performance of the undelivered services are considered probable and in the control of the Company.

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR JUNE 30, 2010 AND 2009

EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares and share equivalents outstanding during the period. As of June 30, 2010 and 2009, respectively, the Company had 1,895,000 and 1,685,000 share equivalents outstanding relating to outstanding stock options and warrants.  At June 30, 2010 and 2009, the effects of the share equivalents were excluded from the computation of diluted shares outstanding as their effects would be anti-dilutive, due to the Company’s net loss attributable for common stockholders for these periods.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2006.  The Company's policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of June 30, 2010 or December 31, 2009 and such uncertain tax positions as of each date are insignificant.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions or units of accounting under which a vendor satisfies its performance obligations over a period of time, and when a portion or all of the consideration is contingent upon certain future events or circumstances. Consideration that is contingent on achievement of a milestone may be recognized in its entirety as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The guidance is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

RECLASSIFICATIONS

Certain reclassifications were made to the previously issued 2009 financial statements in the consolidated statement of operations  in order for the amounts to be comparable to the 2010. These reclassifications had no effect on net income, operating cash flow, or accumulated deficit as previously reported.

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR JUNE 30, 2010 AND 2009

Conversion Rights of Series A

At any time, each share of Series A is convertible into one share of common stock.  However, the number of shares of common stock issuable upon conversion of Series A is subject to adjustment upon the occurrence of certain customary events, including, among others, a stock split, reverse stock split or combination of our common stock; an issuance of our common stock or other securities as a dividend or distribution on the common stock; a reclassification, exchange or substitution of the common stock; or a capital reorganization of our company. On June 24, 2010, the holders of Series A no longer have “full-ratchet” anti-dilution price protection as it was changed to “weighted average” anti-dilution price protection.

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

Dividends Rights of Series A

Series A will be entitled to receive dividends at a rate of 8% per year, payable quarterly in arrears in cash or shares of our common stock. The Company has accrued dividends to Series A totaling $97,500 as of June 30, 2010.

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

JUHL WIND, INC.
NOTES TO  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR JUNE 30, 2010 AND 2009

The Company recorded a liability and corresponding expense at December 31, 2008 in the amount of $258,879 to account for approximated liquidated damages and late fees to the holders of the Series A shares.  The liquidated damages and late fees were related to the breach of covenants and rights contained in the Registration Rights Agreement, primarily as a result of the Company’s delay in successfully completing an effective registration statement, and to a lesser extent, the timely payment of quarterly dividends.  The Company and the holders of the Series A shares agreed in writing in March 2009 to pay the $258,879 in the form of shares of common stock issuable over the period April 1 through October 1, 2009.  The Company issued approximately 146,000 shares of common stock in payment of this liability. As of June 30, 2010, there is no remaining liability on the consolidated balance sheet.

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR JUNE 30, 2010 AND 2009

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

The Company, beginning on January 1, 2009, recognized these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these instruments of $12,576,816 was recognized as an adjustment to the opening balance of stockholders’ equity at January 1, 2009. In addition, the carrying value of Series A was reduced by $529,133 due to the initial valuation allocated to preferred stock was determined using the relative fair value of Series A and the related warrants issued in the original transaction.  Series A would have been valued using its residual value as the full fair value of the warrants would have had to been first allocated from the net proceeds of the transaction and then the remainder to the value of convertible preferred stock.  During  the six months ended June 30, 2009, the Company recognized a gain of $2,198,671 related to this warrant liability representing the reduced fair value of this liability compared to the January 1, 2009 adoption date of this guidance. No gain or loss was recognized in 2010 relating to the warrant liability.

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

In November 2009, JEDI entered into a Development and Construction Services Agreement (the “Development Agreement”), with a wind project.  Under the Development Agreement, the Owner contracted with JEDI for the development, design, construction, installation, and financing of the project’s balance of plant. The Project’s balance of plant involves the installation of ten 2.0 MW wind turbine generators, which are subject to a Turbine Supply Agreement between the project owner and the turbine supplier. JEDI agreed to take a promissory note for a portion of the expected $8.5 million construction cost of the project together with security interest that is junior to the turbine supplier. JEDI’s primary subcontractor has also agreed to assist JEDI in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing is placed on the project.  As a part of this Development Agreement, the primary subcontractor’s note must be paid within 180 days of the project’s mechanical completion date (or approximately  August  29, 2010), and if this does not occur, the subcontractor may exercise legal rights to demand payment from JEDI only as it relates to Juhl’s rights to its promissory note and its Development Agreement, including a right of foreclosure on the note delivered to JEDI by the project owners, which could, in turn, allow for conversion of amounts to project equity by JEDI or its primary subcontractor. If converted to equity, the Company estimates that the equity fair value would be equal or greater than the carrying value of the note receivable.  This estimate is based on electricity production and the fair value of the Power Purchase Agreement (“PPA”) in place at the completion of this project. The substantial completion of the project occurred in February 2010. Neither JEDI or its primary subcontractor have collected on this note receivable as of June 30, 2010.

JUHL WIND, INC.
NOTES TO  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR JUNE 30, 2010 AND 2009

The balance of the Promissory Note Receivable was $8,202,552 and $7,149,912, including accrued interest of approximately $314,200  and $24,300 at June 30, 2010 and December 31, 2009, respectively. The Note carries an interest rate of 8%.

7.	CONCENTRATIONS, RISKS AND UNCERTANTIES

The Company derived approximately 65% of its revenue for the six-months ended June 30, 2010 from three customers as a result of the construction activities and turbine sales, and 61% of its revenue for the 6-months ended June 30, 2009 were from sales to six customers. At June 30, 2010 and December 31, 2009, 88% and 95% of the Company's accounts receivable were due from one and two customers, respectively.

8.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30, 2010	December 31, 2009*
Wind farm development/management	$43,989	$310,108
Construction	44,885	-
Turbine sales and service	999,533	1,307,866
Subtotal	$1,088,407	$1,617,974

*	Derived from December 31, 2009 audited financial statements

9.	INVENTORIES

Inventories consist of the following:

	June 30, 2010	December 31, 2009*
Materials and supplies	$90,783	$298,145
Work –in-progress	16,688	54,265
	$107,471	$352,410

*	Derivedfrom December 31, 2009 audited financial statements

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR JUNE 30, 2010 AND 2009

10.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2010	December 31, 2009*
Land	$17,500	$17,500
Building and improvements	268,525	238,120
Equipment, including vehicles	402,348	380,856
Construction in process	3,859	31,030
Subtotal	692,231	667,506
Less Accumulated depreciation	(267,000)	(237,467)
Total	$425,231	$430,039

*	Derived from December 31, 2009 audited financial statements

11.	CONSTRUCTION CONTRACTS

The status of construction contracts is as follows:

	June 30, 2010 (unaudited)	December 31, 2009*
Costs incurred on uncompleted contracts	$8,121,147	$8,692,791
Deferred turbine costs	-	249,500
Estimated earnings recognized	423,709	412,840
Less: billings to-date	(7,923,377)	(8,586,031)
Totals	$621,479	$769,070

Included in the accompanying balance sheet under the following captions:
Costs and estimated earnings in excess of billings	621,479	$769,070
Billings in excess of costs and estimated earnings	-	-
Totals	$621,479	$769,070

*	Derived from December 31, 2009 audited financial statements

12.	INCOME TAXES

The Company files a consolidated tax return inclusive of each of its wholly-owned subsidiaries, JES (formerly DanMar), JEDI, and NextGen.  The Company’s provision for income taxes includes only the effects of operating activities subsequent to the dates of acquisition as disclosed in Note 1 above, since each of the entities had elected Subchapter S status for all periods prior to acquisition. Upon acquisition, the Subchapter S elections were automatically terminated.

The Company has recorded deferred tax assets and liabilities arising from the anticipated timing differences recorded in the financial statements and income tax returns for various accrued expenses, accounting methods used in computing depreciation and revenue recognition and benefits from net operating loss carryforwards.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR JUNE 30, 2010 AND 2009

The income tax benefit for the six month periods ended June 30, 2010 and 2009 consists of the following components:

	2010	2009
Current	$-	$-
Deferred	(111,000)	-
Total income tax benefit	$(111,000)	$-

The components of the deferred income tax asset and liability as of June 30, 2010 and December 31, 2009 are as follows:

	2010	2009*
Current deferred income tax asset:
Accrued vacation and officer’s compensation	$18,000	$12,000
Reserves for warranty and doubtful accounts	18,000	26,000
Net operating loss carryforward	440,000	440,000
Less valuation allowance	(268,000)	(268,000)
Total	$208,000	$210,000
Non-current deferred income tax asset:
Stock compensation expense	$555,000	$431,000
Deferred revenue/other	344,000	224,000
Net operating loss carryforward	648,000	310,000
Less valuation allowance	(787,000)	(320,000)
Total	$760,000	$645,000

Current deferred income tax liability:
Completed contract accounting	$169,000	$165,000

Non-current deferred income tax liability
Depreciation	$29,000	$31,000

Deferred income taxes are presented on the balance sheet under the following captions at June 30, 2010 and December 31, 2009:

	2010	2009*
Current assets	$39,000	$45,000
Noncurrent assets	731,000	614,000
Total	$770,000	$659,000

*	Derived from December 31, 2009 audited financial statements

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2010, a valuation allowance of $1,055,000 has been recognized for deferred tax assets.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR JUNE 30, 2010 AND 2009

At June 30, 2010, the Company has approximately a $2.7 million federal net operating loss carryforward of approximately which will expire in the year 2028.

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the six months ended June 30, 2010:

Statutory tax rate	$(508,000)	34.0%
States taxes, net of federal benefit	(89,000)	6.0
Nondeductible income/expenses	4,000	(.2)
Other, net	15,000	(.2)
Increase in valuation allowance	467,000	(26.0)
	$(111,000)	13.6%

13.	PROMISSORY NOTE PAYABLE

In November 2009, JEDI entered into a Balance of Plant Construction Services Agreement (the “Construction Agreement”), with a subcontractor relating to a wind project.  Under the Construction Agreement, the JEDI contracted with the subcontractor for the construction services for certain aspects of the project’s balance of plant. The Project’s balance of plant involves the installation of ten 2.0 MW wind turbine generators. The subcontractor has agreed to assist JEDI in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing is placed on the project. As a part of this Construction Agreement, the primary subcontractor’s note must be paid within 180 days of the mechanical completion of the project (or approximately August 29, 2010), and if this does not occur, the subcontractor may exercise legal rights to demand payment from JEDI only as it relates to Juhl’s rights to its Development Agreement with the project owners, including a right of foreclosure on the note delivered to the subcontractor by JEDI, which could, in turn, allow for conversion of amounts to project equity by the subcontractor. The substantial completion of the project occurred in February 2010.

The balance of the Promissory Note Payable was $8,202,552 and $7,149,912, including accrued interest of approximately $314,000 and $24,300 at June 30, 2010 and December 31, 2009, respectively. The Note carries an 8% interest rate.

14.	STOCK-BASED COMPENSATION

The Company has a incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. As of June 30, 2010, the Company has 1,652,111 shares available for award under the plan.

Stock Options

The Company has granted to key employees and directors of the Company 1,245,000 options to purchase common shares under the above plan.  In addition, the Company issued an additional 500,000 stock options to a director in June 2009 outside of the plan. The outstanding stock options carry an exercise price ranging from of $1.00-$2.11 per share and expire ten years from the date of grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, underlying price ranging from $1.00 to $3.05, dividend yield of 0%, expected volatility ranging from 96% to 104%, risk-free interest rate of 4%, and average expected life of 6 years. Based on pricing model, the company expensed approximately $308,000 and $498,000 of stock compensation in the six-month period ended June 30, 2010 and 2009, respectively.

JUHL WIND, INC.
NOTES TO  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR JUNE 30, 2010 AND 2009

A summary of the Company’s stock option plan as of June 30, 2010 and changes during the period then ended is listed below:

Outstanding at January 1, 2010	1,745,000
Granted	—
Exercised	—
Expired	—
Forfeited	—
Outstanding at June 30, 2010	1,745,000

Options exercisable at the end of the period	857,435

As of June 30, 2010, there was approximately $757,000 total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of 3 years.

Warrants

The Company has issued common stock warrants to individuals or firms for consulting and investor relations services. A summary of the warrants are as follows:

Issue date	Number of warrants	Expiration Date	Exercise Price per share
December 2008	50,000	June 2013	$7.00 - $10.00
December 2009	100,000	December 2014	$1.25

Total	150,000

All of the warrants are vested and allow the holder to purchase common stock at the exercise prices shown above.  To determine fair value of the warrants issued for the purposes of measuring stock compensation expense, the Company uses the Black-Scholes pricing model with the following assumptions, dividend yield of 0%, expected volatility of 96-102%, risk-free interest rate of 4%, and expected life of 5 years.  The Company recognized no stock compensation expense to non-employees during the three month periods ending June 30, 2010 and 2009.

15.	LICENSING ARRANGEMENT

In July 2009, NextGen entered into a non-exclusive Manufacturing License and Reseller agreement with an unrelated company. The agreement provides that NextGen will license its small turbine technology and, among other things, grants a right to manufacture units over a 20 year period. The agreement also provides for exclusive distribution rights in certain areas of the United States.  NextGen will receive payments of $1 million for granting these rights under this agreement.  Revenue will be amortized over the 20 year period.   For the period ended June 30, 2010, licensing revenue of $25,000 is included in Turbine Sales and Service revenue in the financial statements.  Licensing deferred revenue of approximately $837,000 and $512,000 is included on the balance sheet as of June 30, 2010 and December 31, 2009, respectively, in deferred revenue.

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR JUNE 30, 2010 AND 2009

The following is information for each segment for the six-month periods ended June 30, 2010 and 2009:

	Wind Farm Development and Management	Consumer- Owned Renewable Energy	Consolidated
For the Six-Month Period Ended June 30, 2010
Wind farm development/mgmt	$287,971	$2,400	$290,371
Turbine sales and service	260,280	539,881	825,161
Related party revenue	161,899	-	161,899
Construction contract revenue	1,020,254	5165	1,025,419

Total revenue	$1,730,404	$572,446	$2,302,850

Loss from operations	$(1,236,197)	$(276,338)	$(1,512,535)
Other income (loss), net	28,036	(10,886)	17,150
Loss before income tax benefit	$(1,208,161)	$(287,224)	$(1,495,385)

Identifiable assets at June 30, 2010	$11,493,811	$376,083	$11,869,894
Corporate assets			4,336,992
Total assets at June 30, 2010			$16,206,886

	Wind Farm Development and Management	Consumer- Owned Renewable Energy	Consolidated
For the Six-Month Period Ended June 30, 2009
Wind farm development/management	$339,889	$-	$339,889
Turbine Sales and Service	-	265,744	265,744
Related party revenue	50,813	-	50,813
Construction contract revenue		9,569	9,569
Other	1,929	-	1,929
Total revenue	$392,631	$275,313	$667,944

Income (loss) from operations	$(1,471,647)	$(244,300)	$(1,715,947)
Other income (loss), net	2,270,510	(16,851)	2,253,659
Income (loss) before income taxes	$798,863	$(261,151)	$537,712

Identifiable assets at March 31, 2009	$1,182,602	$1,013,047	$2,195,649
Corporate assets			5,514,903
Total assets at March 31, 2009			$7,710,552

JUHL WIND, INC.
NOTES TO  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR JUNE 30, 2010 AND 2009

17.	TRANSACTIONS WITH RELATED PARTIES

The Company provides wind farm management services to entities that are controlled by the Company’s Chief Executive Officer and family members. This revenue is shown on the face of the consolidated statement of operations.  The fees are billed at rates similar to fee structures charged to unrelated parties.

18.	COMMITMENTS AND CONTINGENCIES

Construction Services Agreements

The Company enters into construction services agreements with third parties for the construction of wind projects. The construction services agreements provide for a fixed price, subject to change orders pursuant to changes in work scope or work conditions. The construction fees are generally billable on a monthly basis. At June 30, 2010, the Company was substantially complete with the construction of two wind projects in Minnesota with a combined estimated contract value of $9 million.

Development Agreements

The Company enters into development agreements with third parties for the development of wind projects. The development agreements call for development fees ranging from 3% to 5% of the total project cost. The development fees are generally paid by the project owners in installments:   upon signing of the development agreement (ranging from 2-10% of the fee), signing of the power purchase agreement (approximately 5% of the fee), upon availability of funding and signing of the PPA (approximately 40% of the fee), and the remaining 50% is due at the commercial operation date of the project. As of June 30, 2010, the Company was involved with various development agreements at different stages within the contracts. The Company was also involved with several new projects for which development agreements have not been signed.

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
NOTES TO  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR JUNE 30, 2010 AND 2009

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

At June 30, 2010, the Company held the following investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments and therefore consolidation in the Company’s financial statements is not required:

Asset types	Purpose	Book Value
Promissory note receivable	Construction contract note with owners	$8,202,552
Reimbursable project costs	Cost advances to wind farm project	193,961
Costs and profits in excess of billings	Construction contract	617,217
Promissory note payable	Construction contract note with subcontractor	(8,202,552)

20.	PURCHASE COMMITMENT

In April 2010, the Company entered into a purchase commitment for wind turbines for a total of approximately $2.6 million.  The Company expects to use such turbines for a project to be commissioned in 2010.

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

Since 1999, we have developed 15 wind farms, accounting for approximately 119 megawatts of wind power, that currently operate in the Midwest region of the United States. We are presently engaged in various aspects of the development of 28 wind farms totaling approximately an additional 450 megawatts of community wind power systems.

We hold contract rights, are involved with projects in development and under negotiation, and provide development activities in the wind power industry. Our contract rights also include administrative services agreements which call for management and administrative services to be provided for seven existing Minnesota wind farm developments.  Our assets include eight development services agreements, fourteen projects in early development stages, and six agreements to conduct wind power feasibility studies.

Community Wind Power

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

Management

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

Further, our management team has been involved in the wind power industry for more than 30 years. We have experience in the design, manufacture, maintenance and sale of wind turbines, as well as the full-scale development of wind farms.

Business Strategy

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

In order to maintain our competitive advantage in the community wind power industry, we have entered into a frame order agreement with a wind turbine generator supplier for the supply and purchase of wind turbine generators for certain of our community wind power projects through December 31, 2012.   This agreement gives us the assurance that we will have access to wind turbine generators for our community wind power projects currently in development.  Other features of this agreement with this turbine manufacturer is that the turbine manufacturer is committed to participate in financing certain projects and will provide us the ability to acquire equity in the turbine manufacturer under certain conditions.  The frame order agreement does not contain any minimum purchase commitment for wind turbines, although it does allow the Company to obtain an incentive in the form of stock warrants for the purchase of ownership interests of the turbine supplier if certain purchase levels are reached.  In addition to the frame order agreement, we have entered into a non-binding term sheet with a turbine supplier to provide wind turbine generators for four projects currently under development totaling approximately 150 MW. The procurement of these wind turbines are subject to the completion of definitive agreements for the terms of supply, construction and financing arrangements.

Our Company’s involvement in the sale of consumer-owned renewable energy products commenced in November 2008 as a result of the acquisition of Next Generation Power Systems, Inc. (“Next Gen”).  Prior to the acquisition, Dan Juhl had been a significant shareholder in NextGen since it was organized in 2004.   NextGen restores small wind turbines in the 30 KW class for sale to consumers for on-site electricity generation.  NextGen also provides solar-powered systems that allow small businesses and consumers to generate or store electrical power for on-site use or emergency backup.   In July 2009, NextGen entered into a 20 year, non-exclusive Manufacturing License and Reseller Agreement with an Ohio entity for purposes of expanding production and sale of small wind turbines. The agreement, among other things, specifies a sales territory, sales quota and requirements with regard to establishing a production facility. In conjunction with this agreement, NextGen has collected licensing fees of  approximately $884,000 as of June 30, 2010 and expects an additional $116,000 during the remainder of 2010.    During 2010, NextGen has been focusing its business on the design, testing and production of its own 35 KW class turbine. We expect this turbine to be commercially ready for distribution in the fourth quarter 2010.

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

Debt and Equity Financing Markets

Wind farm development projects are dependent on the ability to raise debt and equity financing to fund the turbine and substation components, construction costs and other development expenses. We assist project owners in identifying sources of debt and equity capital as a part of our development efforts. We have expended significant efforts on behalf of our construction-ready wind farm projects to identify sources of debt and equity financing in order to proceed to the actual construction phase.  The debt and equity sources include financiers who are based in foreign countries and have experience in wind energy projects.  It is our belief that many wind farm project owners across the U.S. are facing similar difficulties in arranging project financing as well, particularly construction financing.  The difficulties in obtaining financing is  especially  evident within U.S. based banking institutions who face tight regulatory lending conditions resulting from the recent recessionary economy and  a banking crisis that led to U.S. government bailout programs in 2008.  The slowdown in new wind farm construction has led to increase in wind turbine inventory around the country, and we are observing that turbine suppliers are also becoming a source of capital in the construction financing of wind farm projects.  We expect credit conditions to improve and we will assist project owners in seeking foreign sources of debt and equity capital as well as examining federal and loan guarantee programs as an additional means of securing project financing.

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

Renewable Energy Certificates (REC).   A REC is a stand-alone tradable instrument representing the attributes associated with one megawatt hour of energy produced from a renewable energy source. These attributes typically include reduced air and water pollution, reduced greenhouse gas emissions and increased use of domestic energy sources. Many states use RECs to track and verify compliance with their RPS programs. Retail energy suppliers can meet the requirements by purchasing RECs from renewable energy generators, in addition to producing or acquiring the electricity from renewable sources. Under many RPS programs, energy providers that fail to meet RPS requirements are assessed a penalty for the shortfall, usually known as an alternative compliance payment. Because RECs can be purchased to satisfy the RPS requirements and avoid an alternative compliance payment, the amount of the alternative compliance payment effectively sets a cap on REC prices. In situations where REC supply is short, REC prices approach the alternative compliance payment, which in several states is approximately $50 to $59 per megawatt hour. As a result, REC prices can rival the price of energy and RECs can represent a significant additional revenue stream for wind energy generators. In our community wind projects, the rights to the RECs are maintained by the power purchaser, such as a utility company, as a part of a power purchase contract.

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

Further, if the project qualifies for the PTC or the ITC and is placed into service before the end of calendar year 2010 (or it begins construction by the end of calendar year 2010 and is placed into service before 2013), the project can choose to apply to the Treasury Department for a cash grant that is equal to 30% of the qualified costs of the project.  This cash grant is in lieu of both the PTC and ITC.  This means the value of the ITC can be realized, even if the taxpayer cannot take advantage of the credit.  The rules and application guidelines for this program are currently being established by the Department of Energy.  We believe that the cash grant program will allow us to enhance our ability to attract equity investors for our community wind projects.

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

On June 24, 2008, we entered into a Securities Exchange Agreement with Juhl Energy Development, Inc. (“Juhl Energy”) and Juhl Energy Services, Inc. (formerly known as DanMar and Associates, Inc.) (“Juhl Energy Services”) (the “share exchange transaction”), as previously reported.  At that time, we succeeded to the wind farm development and management business of Juhl Energy and Juhl Energy Services, and Juhl Energy and Juhl Energy Services became our wholly-owned subsidiaries.

For accounting purposes, Juhl Energy was the acquirer in the share exchange transaction, and consequently the transaction is treated as a recapitalization of the company.  Juhl Energy Services was accounted for in a manner similar to pooling of interests due to common control ownership.

On October 31, 2008, we acquired all of the issued and outstanding shares of common stock of NextGen.  Our acquisition of NextGen was accounted for in a manner similar to pooling of interests due to common control ownership. The assets and liabilities of NextGen were combined at historical cost for the portion (54%) under common control and at fair value for the non-controlling interest.  The revenue and expense activities of NextGen are included in the accompanying statement of operations for the periods ended June 30, 2010 and 2009. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this prospectus.

Juhl Energy, Juhl Energy Services (formerly known as DanMar and Associates) and NextGen’s financial statements are our historical financial statements.

Significant Accounting Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements is a significant estimate based on a percentage of estimated project costs and the percentage of completion method used to recognize construction contract revenue; realizability of accounts and notes receivable; valuation of deferred tax assets, stock based compensation and warrants, determination of the primary beneficiary of a variable interest entity, and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date.  Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

As of June 30, 2010, we have a $8.2 million promissory note receivable and approximately $1 million in accounts receivable that are recorded based on our assumption of collectability of funding from two wind farm customers.  We have concluded that such amounts will be collectable from financing arrangements that are in the process of being completed at the time of this filing.   We have provided further discussion with respect to the funding and collectability status in the Overview of our Results of Operations and the Liquidity and Capital Resources sections below.

Our management has discussed the development and selection of these significant accounting estimates with our board of directors and our board of directors has reviewed our disclosures relating to them.

Results of Operations

Comparison of Three-Month Periods and Six-Month Periods Ended June 30, 2010 and June 30, 2009

Overview

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

Our general activity for the three months ended and six months ended June 30, 2010 was primarily focused on completing the financing of two community wind farm projects in Minnesota, Woodstock and Grant County, and efforts necessary to prepare for the commencement of construction of an additional four projects.

   Grant County. The 20 megawatt Grant County wind farm project (the “GCW Project”) commenced construction during the fourth quarter of 2009, and reached substantial completion in February 2010 at an approximate cost of $43 million.  The GCW Project has successfully produced energy since achieving substantial completion and has been selling all of its energy production to the power purchaser at a reduced trial energy rate. The project had been directed by potential equity funding sources to defer its commercial operation date until the closing of equity and debt financing arrangements that had been subject to term sheet understandings reached in March 2010.   In early July 2010, we learned that the project’s expected equity investor would be unable to complete its proposed equity investment.  In response to this withdrawal, the project’s principal interim lender (the turbine supplier), along with the project construction contractors, Juhl Energy and its prime subcontractor, reached a memorandum of understanding to forego any foreclosure proceedings for payments that had been deferred under promissory notes (approximately $30 million by the turbine supplier and approximately $8.2 million by Juhl and its primary subcontractor). The parties also agreed to retain an experienced capital-raising firm to acquire full or partial funding of the project. In addition, we are assisting the GCW Project in due diligence activities to close on a March 2010 debt financing term sheet understanding with a banking institution for approximately $18 million. We expect the debt financing to close in September 2010.  Furthermore, the GCW Project is in process of submitting its cash grant application to the U.S. Treasury for the receipt of approximately $13 million in funding to be received in approximately 60-90 days from the application date.   The GCW Project expects that it will receive a declaration by the power purchaser utility in August 2010 to commence commercial operation to provide energy for a 20-year period. We believe that the $8.2 million promissory note receivable shown in our financial statements is collectable and that the associated revenue will be realizable as a result of the project’s successful wind farm operating history since substantial completion in February 2010, the existence of a bank debt financing proposal, availability of the U.S. Treasury cash grant stimulus money, the utilization of a reputable capital raising firm for the financing of remaining equity or possibly the overall sale of the project assets, and an understanding with the existing senior lender to defer any foreclosure rights until November 2010. The combination of these factors are believed to be sufficient basis to maintain the carrying amount of the promissory note with the Grant County project.

As part of the GCW Project, Juhl Energy entered into a Development and Construction Services Agreement (the “Development Agreement”), with Grant County Wind, LLC, a Minnesota limited liability company, and each of the individual wind generator companies (a “Generator LLC”) who are also the members of Grant County Wind, LLC (each Generator LLC and Grant County Wind, LLC, collectively the “Owner”).  Under the Development Agreement, the Owner contracted with Juhl Energy for the development, design, construction, installation, and financing of the GCW Project’s balance of plant on property in which Owner will have control or an ownership interest. The GCW Project’s balance of plant involved the installation of ten 2.0 MW wind turbine generators, which are the subject of a Turbine Supply Agreement between the Owner and the turbine supplier. Juhl Energy agreed to take a promissory note for a portion of the expected $8.5 million construction cost of the GCW Project together with security interest that is junior to the turbine supplier. Juhl Energy’s primary subcontractor has also agreed to assist Juhl Energy in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing is placed on the GCW Project.  As a part of this Development Agreement, the primary subcontractor’s note is to be paid within 180 days of the mechanical completion of the GCW Project (estimated to be August 29, 2010), and if this does not occur, the subcontractor may exercise legal rights to demand payment from Juhl only as it relates to the its promissory note and its Development Agreement, including a right of foreclosure on the note delivered to Juhl Energy by the Owners, which could, in turn, allow for conversion of amounts to project equity by Juhl Energy or its primary subcontractor.    The parties are now proceeding under a memo of understanding which we believe will culminate with a complete payment of our promissory note amount of $8.2 million.

   Woodstock.  The .75 megawatt Woodstock wind farm project commenced construction during the fourth quarter of 2009, and the project was commissioned in the second quarter of 2010.  The project cost of approximately $1.8 million was financed with approximately $.9 million of equity investment, a loan facility of $.6 million, along with expected U.S. Treasury cash grant proceeds of approximately $.5 million.  In addition, the loan facility allows an additional $.3 million of credit pending satisfactory turbine operating history.

   Additional Projects.   We expect to commence construction of four wind farm projects totaling approximately 52 MW of wind generation facilities in Minnesota during the third quarter.  In addition to construction planning activities, we were also focused on obtaining debt and equity financing arrangements amidst difficult economic conditions with respect to the financing of wind development projects, and we have worked to align ourselves with lending institutions, environmentally friendly investment sources, and industry suppliers to provide financing options for investment in these construction-ready projects and other upcoming projects.   In April 2010, Juhl Energy entered into a purchase commitment for two wind turbines for a total of approximately $2.6 million.  We expect to use such wind turbines for one of these projects.

Revenue

Total revenue increased by approximately $348,000, or  109.0%, from approximately $320,000 for the quarter ended June 30, 2009, to approximately $668,000 for the quarter ended June 30, 2010.   Total revenue increased by approximately $1,635,000, or 244.8% from approximately $668,000 for the six month period June 30, 2009, to approximately $2,303,000 for the six month period ended June 30, 2010.  The increase of $1,635,000 in revenue is primarily attributable to approximately $850,000 of construction contract revenue from two wind farm construction projects during the six months of 2010, approximately $559,000 from turbine sales and service, and $170,000 from the installation of meteorological towers.  Nearly all revenue from the Woodstock and the Grant County construction projects has been recognized to-date. Revenue of approximately $1,800,000 has not been recognized from the development services fee related to the GCW Project until final financing has been achieved  as per the agreement between Juhl Energy and the project owners.

Turbine sales and service revenues increased by approximately $559,000 at June 30, 2010, over June 30, 2009, as a result of turbine revenue from the Woodstock wind farm project of approximately $252,000 together with approximately a $257,000 increase in small turbine-related sales in our NextGen subsidiary and approximately $50,000 in turbine maintenance services.   The $257,000 increase in Next Gen, which is essentially our consumer-owned renewable energy segment, was attributable to the sale of seven turbines during the six months ended June 30, 2010 (versus four units at the end of June 30, 2009) as well as additional revenues earned from customer maintenance fees and $25,000 in licensing revenue from the twenty-year licensing arrangement.  NextGen had no backlog as of June 30, 2010 as it has sold out of its previous turbine inventory that had been acquired for refurbishment.  NextGen intends on testing and evaluating a new 35 KW class wind turbine model which it expects to begin production and distribution in the fourth quarter 2010.

Cost of Goods Sold

Cost of goods sold increased by approximately $330,000, or 284.5% from approximately $116,000 for the quarter ended June 30, 2009 to approximately $446,000 for the quarter ended June 30, 2010.   Cost of goods sold increased by approximately $1,541,000, or 492.8% from approximately $313,000 for the six month period ended June 30, 2009, to approximately $1,854,000 for the six month period ended June 30, 2010.  Cost of goods sold for the quarter and six months ended June 30, 2010 includes approximately $181,000 and $1,061,000 , respectively, of wind farm construction costs relating to subcontracted services and materials for the Grant County and Woodstock wind farm projects.   The remainder of the increase in cost of goods sold of approximately $ 148,000 and $480,000 for the quarter and six month periods ended, respectively, relates to $34,000 and $84,000, respectively, to support wind farm management and maintenance operations and the remainder relates  to product costs for the NextGen small turbine sales and supplies.  During the second quarter, NextGen evaluated the amount of its carrying costs associated with its inventory levels in light of the business plan to produce a new 35 KW class turbine as previously mentioned above and no longer refurbish used turbines on a regular basis.  In making this evaluation, NextGen disposed of or reserved for approximately $56,000 in inventory and set up additional reserves of $21,000 with regard to warranty expenses.

Operating Expenses

General and Administrative Expenses.   General and administrative expenses increased by approximately $86,000 or 24.1%, from approximately $357,000 for the quarter ended June 30, 2009, to approximately $443,000 for the quarter ended June 30, 2010.   General and administrative expenses decreased by approximately $81,000, or 10.2% from approximately $797,000 for the six months ended June 30, 2009, to approximately $716,000 for the six months ended June 30, 2010.  The increase in the quarter ended June 20, 2010 was primarily attributable to a professional fees associated with legal assistance associated with project funding and an advisory services engagement with a underwriting firm.  The overall decrease of general and administrative expenses for the six months ended June 30, 2010 is attributable to higher levels of costs incurred in the prior year in maintaining public reporting company status, subsequent audit costs over NextGen acquisition, and securities registration filings. In our 2009 filings, we had mentioned that professional fees had included costs that we did not expect on a recurring basis.

Payroll and Employee Benefits.   Payroll and employee benefit expenses decreased by approximately $173,000, or 25.1%, from approximately $689,000 for the quarter ended June 30, 2009 to approximately $516,000 for the quarter ended June 30, 2010.   Payroll and employee benefit expenses decreased by approximately $78,000, or 7.2% from approximately $1,084,000 for the six months ended June 30, 2009 to approximately $1,006,000 for the six months ended June 30, 2010.  The decrease was attributable to approximately a $251,000 decrease in employee-based stock-based compensation expense over the quarter ended June 30, 2009 related to stock options and the remaining part of the increase was primarily attributable to the addition of seven employees over the prior year along with a net savings achieved from changes made to the employee benefit program.

Wind Farm Management Expenses.   Wind farm management expenses decreased by approximately $10,000, or 30.5%, from approximately $34,000 for the quarter ended June 30, 2009 to approximately $24,000 for the quarter ended June 30, 2010.   Wind farm management expenses decreased by approximately $89,000, or  65.7% from approximately $136,000 for the six months ended June 30, 2009 to approximately $47,000 for the six months June 30, 2010.  The year-to-date decrease in expenses resulted primarily from the incurrence of one-time management costs during the six months ended June 30, 2009 relating to time and materials arrangements requested by certain wind farm facilities under management.

Investor Relations Expenses. Investor relations expenses increased by approximately $71,000, or 382.9%, from approximately $18,000 for the quarter ended June 30, 2009 to approximately $89,000 for the quarter ended June 30, 2010.   Investor relations expenses increased by approximately $139,000, or 260.8% from approximately $53,000 for the six months ended June 30, 2009 to approximately $192,000 for the six months ended June 30, 2010.  The increase stems from expanded investor relations communications in 2010 to increase exposure of Juhl Wind.

Other Income (expenses).  The Company, beginning on January 1, 2009, recognized its warrants (issued in connection with the 2008 private placement) as liabilities at their respective fair values.   This accounting treatment was required under generally accepted accounting principles whereby our detachable warrants stemming from the private placement be accounted for as a derivative instrument. As a result of revaluing the warrants, we recorded a gain of approximately $849,000 and $2,199,000 for the quarter and six month periods ended June 30, 2009, respectively, from the change in the fair value of the underlying warrants using the Black Scholes method.  As a result of the exercise or exchange of such warrant instruments on June 29, 2009, no further adjustments are necessary to the fair value of these warrants in 2010.   Other income and expenses for the three and six-months ended June 30, 2010 include approximately $163,000 and $290,000, respectively, of interest income earned and interest expense incurred with respect to the promissory notes held in conjunction with construction of the GCW Project.

Operating Loss

Our Operating loss decreased by approximately $46,000, or 5.1%, from approximately $895,000 for the quarter ended June 30, 2009 to approximately $849,000 for the quarter ended June 30, 2010.   Operating loss decreased by approximately $203,000, or 11.9% from approximately $1,716,000 for the six months ended June 30, 2009 to approximately $1,513,000 for the six months ended June 30, 2010.  The decrease in operating loss of $203,000 for the six months ended is primarily attributable to the decrease in payroll expenses ($78,000) and general and administrative expenses ($86,000) as described above, along with increased gross margins from our turbine and construction revenues ($93,000).

Net Income/Loss

Net loss increased by approximately $813,000, from net loss of approximately $7,000 for the quarter ended June 30, 2009 to a net loss of approximately $820,000 for the quarter ended June 30, 2010.  Net Income decreased by approximately $1,922,000, from net income of approximately $538,000 for the six months ended June 30, 2009 to a net loss of approximately $1,384,000 for the six months ended June 30, 2010.  Our net loss is significantly impacted by the fair value accounting over the warrant derivatives and subsequent non-cash gains of approximately $849,000 and $2,199,000 reported for the quarter and six months ended June 30, 2009, respectively,  as described above under other income (expense).

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral.

Accounts receivable include $962,000 due from a wind farm project for the sale of a wind turbine. This amount is deemed collectible from cash resources to be obtained by the project owners through the U.S. Treasury cash grant application in process, cash from operations of the project, along with additional funds from an existing credit facility that is being held by the banking institution pending turbine operating performance.

Property and Equipment

As of June 30, 2010 and December 31, 2009, we held approximately $425,000 and $430,000 in net book value of property and equipment, respectively. These assets included land, buildings, office equipment, shop equipment and service vehicles.

Liquidity and Capital Resources

At June 30, 2010, we carried approximately $3,690,000 in cash and short term-investments on the balance sheet primarily due to the 2008 private placement and the additional infusion of approximately $2,339,000 from the June 2009 exercise by holders of Series A Warrants.  However, approximately $414,000 of the short-term investments has been designated as security for the bank notes payable of approximately $411,000 and therefore has been reflected in current assets as a restricted asset. In order to provide additional protection to our cash reserves, we have obtained a $1.7 million letter of credit facility that provides security for the deposits that may not otherwise be insured through the Federal Deposit Insurance Corporation.

We will continue our internal efforts to assist our project owners in arranging financing terms for each project under development. The ability to assist project owners with obtaining debt and equity financing is a material factor in producing our future revenue streams and cash flow.  With respect to our liquidity, we are currently involved with completing the final financings with respect to two wind farm projects:

•
Grant County (“GCW Project”). Construction of the GCW Project commenced in October 2009 and was substantially completed during the first quarter of 2010.  Our balance sheet at June 30, 2010 includes a promissory note receivable of approximately $8,203,000 stemming from a financing arrangement of the construction services provided to the GCW Project. We expect that the project owners will close on a proposed bank debt funding arrangement in the third quarter 2010 which will provide partial funding for the project’s senior interim lender. In the fourth quarter, we expect that the project owners will obtain remaining equity capital and the U.S. Treasury cash grant which will   provide repayment of the promissory note including interest along with the payment of our contractual development fee of approximately $1.8 million. Upon, receipt of payment, we will be required to repay the promissory note payable of approximately $8,203,000 to our primary subcontractor on the project. In addition, our Board of Director has authorized an equity investment of up to $500,000 in the Grant County wind project as may be required by the final financing terms and conditions. We would expect to provide this investment using proceeds of our contractual development fee of approximately $1.8 million to be received at closing of the financing for the GCW Project.

•
Woodstock. The Woodstock project was fully commissioned in June 2010. We assisted the project in raising the equity and permanent bank loan with respect to this project. As of June 30, 2010, we have a remaining accounts receivable of approximately $962,000.  Subsequent to quarter-end, we have received $400,000 of monies from the closing of the permanent bank loan. In addition, we expect to receive the full remaining amounts owed to us as a part of the project’s application for the U.S. Treasury cash grant and from additional working capital of the project entity.  In turn, we will utilize a majority of these funds to complete payment to vendors who supplied us services in connection with the project.

We believe that we would be able to more quickly bring wind farm projects through the early development and construction stages if we were able to access a funding mechanism that is largely under our control.   Like much of the U.S. economy that relies on extension of credit, the community wind industry in general has experienced difficulties in obtaining sources of funding from the current equity and debt financing marketplace, as cited above under Factors Affecting Our Operating Results.  In February 2010, we signed an engagement agreement in principle with a full service investment banking firm, Rodman & Renshaw (“Rodman”), for purposes of receiving investment advisory services, including a potential underwritten registered stock offering. This non-binding agreement outlines conditions and assumptions for a possible underwritten offering of additional shares of common stock or the offering of a new class of its preferred stock, with proceeds from the sale of any preferred stock used to primarily make investments in the community wind farm projects under development by the Company and with the sale of any common stock to be used for operations. The investments in the community wind farm projects are anticipated to take the form of subordinated debt or mezzanine equity, and investment returns for such securities would be provided from interest earned on investments in such wind farm projects.  Rodman, along with any other firms managed by them in an underwriting, would be paid what we believe to be industry standard success fees for their underwriting services.   The terms of any offered securities are currently being negotiated between management, counsel and Rodman.  The Company anticipates registering this offering of a new class of its preferred stock with the U.S. Securities and Exchange Commission during the third quarter of this year.

Due to the anticipated increased demand for power from alternative energy sources in 2010 and beyond, we believe the demand for our services, and therefore our revenues, will be stable or increase in the foreseeable future. Based on our anticipated level of revenues, we believe that funds generated from operations, together with existing cash and cash available from construction and consulting services, will be sufficient to finance our operations and planned capital expenditures through the next 24 months.

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

Net cash used in operating activities increased by approximately $571,000, from the net cash used in operating activities of approximately $317,000 for the six months ended June 30, 2009 to net cash used in operating activities of approximately $889,000 for the six months ended June 30, 2010.  The increase in net cash used in operating activities of $571,000 is primarily due to the use of cash to pay accounts payable in relation to wind farm construction projects and the reduction in customer deposits collected for small turbine sales transactions.  We will continue to manage payments of accounts payable related to project-related expenses to coincide with the billings on these projects.

Net cash used in investing activities decreased by approximately $10,000, from the net cash used in investing activities of approximately $77,000 for the six months ended June 30, 2009 to net cash used in operating activities of approximately $67,000 for the six months ended June 30, 2010.  The change in net cash used in investing activities for the quarter ended June 30, 2010 primarily relates to the higher level of property and equipment purchased in 2009 to support turbine maintenance services.

Net cash flow provided by financing activities decreased by approximately $2,090,000, from the net cash flow provided from financing activities of approximately $2,167,000 for the six months ended June 30, 2009 to net cash provided by financing activities of approximately $77,000 for the six months ended June 30, 2010.  The decrease is primarily attributable to $2,339,000 in additional equity funding received in 2009.

We maintain an investor relations cash escrow account that was initially funded by $500,000 of proceeds received from the 2008 private placement, and an additional $250,000 received from the exercise of Series A Warrants and issuance of Series B Preferred Stock in June 2009.  The funds are to be used only for investor relations initiatives.  As of June 30, 2010 and December 31, 2009, we had a balance of approximately $120,000 and $203,000, respectively, in the account.

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

Turbine services include time-and-material arrangements related to existing installations of wind turbine equipment.  Revenue isrecognized upon completion of the maintenance services.

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

Accounting for Derivatives.   We adopted guidance issued by the Financial Accounting Standards Board (“FASB”) relating to “ Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock ” effective January 1, 2009.  The adoption of this guidance affected the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether our warrants or convertible preferred stock contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. We determined that the all of the outstanding warrants contained such provisions thereby concluding they were not indexed to our own stock and must now be treated as a derivative liability. Prior to the adoption of this guidance, the warrants were considered equity instruments. We determined that while our convertible preferred stock contains certain anti-dilution features, the conversion feature embedded within our convertible preferred stock does not require bifurcation. At each reporting date, we are required to estimate the fair value of the warrants and record this change in value in earnings as gain or loss.  Upon the conversion of all warrants as part of the 2009 warrant exchange, no equity instruments subject to derivative accounting under this guidance were outstanding as of June 30, 2009.  The warrant liability of $10,378,146 at June 29, 2009 was reclassified to equity upon recording the 2009 warrant exchange.

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

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions or units of accounting under which a vendor satisfies its performance obligations over a period of time, and when a portion or all of the consideration is contingent upon certain future events or circumstances. Consideration that is contingent on achievement of a milestone may be recognized in its entirety as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The guidance is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our President and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded, primarily based on the material weakness in internal control over financial reporting as reported in the Company’s Annual Report on Form 10-K filed on March 31, 2010 that the disclosure controls and internal controls over financial reporting are ineffective as of June 30, 2010. Under the supervision and with the participation of management, as of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the six-month period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. RISK FACTORS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

a)	None
b)	None

Committee Formation

As fully reported on our Form 10Q for the period ended March 31, 2010, filed with the U.S. Securities and Exchange Commission on May 17, 2010, the Company has established an audit committee, a compensation committee and a nominations and governance committee, in compliance with established NASDAQ and NYSE Amex corporate governance requirements.  Currently, Mr. Hurley, General Clark and Mr. Beck are our only “independent” directors, as that term is defined under NASDAQ Marketplace Rule 5605(a)(2) and by the regulations of the Securities Exchange Act of 1934.

Filing of Form 8-A

The Company filed its Form 8-A Registration Statement with the Securities and Exchange Commission on August 11, 2010 whereby it registered its common stock under Section 12(g) of the Securities Exchange Act of 1934.  The Form 8-A Registration Statement incorporates by reference information regarding the Company disclosed in previous filings with the Securities and Exchange Commission.  The Board of Directors approved such filing of the registration statement at its meeting held on April 8, 2010.

 Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

No.	Description
3.1	Articles of Incorporation of the Company[1]

3.2
Certificate of Amendment to Certificate of Incorporation amending, among other things, the name of MH & SC, Incorporated to Juhl Wind, Inc. filed June 20, 2008, and effective June 24, 2008, with the Delaware Secretary of State[2]

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

3.5	Bylaws of the Company[1]

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter, adopted April 8, 2010[5]

99.2	Nominations and Corporate Governance Committee Charter, adopted April 8, 2010[5]

[1]	Incorporated herein by reference from the Company’s Registration Statement on Form S-B filed with the Securities and Exchange Commission on March, 31, 2007.

[2]	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2008.

[3]	Incorporated herein by reference to the exhibits included with our Current Report on Form 8-K dated September 28, 2009 and filed with the Securities and Exchange Commission on September 28, 2009

[4]
Incorporated herein by reference to the exhibits included with Amendment No. 4 to our Registration Statement on Form S-1 (registration no. 333-154617), filed with the U.S. Securities and Exchange Commission on June 12, 2009.

[5]
Incorporated herein by reference to the exhibits included with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the Securities and Exchange Commission on May 17, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUHL WIND, INC. (Registrant)

Date: August 16, 2010	/s/ John Mitola
John Mitola
President