Form 10-Q
period 2010-09-30
Juhl Wind, Inc
filed 2010-11-15
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2010

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

Common Stock:  21,235,485 shares outstanding as of November 11, 2010.

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

JUHL WIND INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	SEPTEMBER 30	DECEMBER 31
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,372,967	$2,802,302
Restricted Cash	115,066	203,123
Short Term Investments and Accrued Interest Receivable	1,041,361	1,033,744
Accounts Receivable	636,319	1,617,974
Short Term Investments - Restricted	417,320	718,499
Unbilled Receivables at Net Realizable Value	-	49,002
Promissory Note Receivable, Including Accrued Interest	8,363,825	7,149,912
Inventory	2,734,955	352,410
Reimbursable Project Costs	674,822	597,368
Costs and Estimated Profits in Excess of Billings	1,105,766	769,070
Other Current Assets	235,540	123,157
Current Deferred Income Taxes	-	45,000
TOTAL CURRENT ASSETS	16,697,941	15,461,561

PROPERTY AND EQUIPMENT (Net)	439,252	430,039

OTHER ASSETS
Deferred Income Tax Asset	927,000	614,000
Project Development Costs	338,045	307,000
TOTAL OTHER ASSETS	1,265,045	921,000

TOTAL ASSETS	$18,402,238	$16,812,600

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$3,890,341	$2,224,549
Bank Notes Payable	411,167	416,853
Accrued Expenses	96,307	118,571
Customer Deposits	205,157	383,000
Deferred Revenue	988,667	774,057
Deferred Income Tax Liability	157,000	-
Promissory Note Payable, Including Accrued Interest	8,363,825	7,149,912
TOTAL CURRENT LIABILITIES	14,112,464	11,066,942

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock - $.0001 par value,
4,820,000 issued and outstanding	2,527,731	2,527,731
Series B Convertible Preferred Stock - $.0001 par value,
6,567,006 issued and outstanding	12,819,116	12,819,116
Common Stock - $.0001 par value; 100,000,000 shares authorized,
21,157,401 and 20,982,860 issued and outstanding at
September 30, 2010 and December 31, 2009, respectively	2,116	2,098
Additional Paid-In Capital	6,835,124	6,089,361
Accumulated Deficit	(17,894,313)	(15,692,648)
TOTAL STOCKHOLDERS' EQUITY	4,289,774	5,745,658

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,402,238	$16,812,600

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2010 AND 2009

	2010		2009
	(unaudited)		(unaudited)
REVENUE
Wind Farm Development and Management	$110,008	12.7%	$44,431	11.1%
Related Party Revenue	74,719	8.6	86,633	21.7
Turbine Sales & Service	176,129	20.3	268,032	67.2
Construction Contract Revenue	506,356	58.4	-	0.0
TOTAL REVENUE	867,212	100.0	399,096	100.0

COST OF GOODS SOLD	587,882	67.8	263,883	66.1

GROSS PROFIT	279,330	32.2	135,213	33.9

OPERATING EXPENSES
General and Administrative Expenses	249,903	28.8	342,216	85.8
Investor Relations Expenses	43,435	5.0	128,141	32.1
Payroll and Employee Benefits	495,270	57.1	545,605	136.7
Windfarm Management Expenses	19,683	2.3	70,871	17.8
TOTAL OPERATING EXPENSES	808,291	93.2	1,086,833	272.4
OPERATING LOSS	(528,961)	(61.0)	(951,620)	(238.5)

OTHER INCOME (EXPENSE)
Interest Income	170,677	19.7	18,362	4.6
Interest Expense	(166,582)	(19.2)	(6,094)	(1.5)
Other Income	-	0.0	1,546	0.4
TOTAL OTHER INCOME, NET	4,095	0.5	13,814	3.5

LOSS BEFORE INCOME TAX BENEFIT	(524,866)	(60.5)	(937,806)	(235.0)

INCOME TAX BENEFIT	-	0.0	-	-

NET LOSS	(524,866)	(60.5)%	(937,806)	(235.0)%

PREFERRED DIVIDENDS	97,471		102,608

SERIES B BENEFICIAL CONVERSION FEATURE	-		-

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	(622,337)		(1,040,414)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC & DILUTED	21,156,736		20,654,318

NET LOSS PER SHARE
BASIC & DILUTED	$(0.03)		$(0.05)

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010		2009
	(unaudited)		(unaudited)

REVENUE
Wind Farm Development and Management	$412,879	13.0%	$386,249	36.2%
Related Party Revenue	236,618	7.5	137,446	12.9
Turbine Sales & Service	988,789	31.2	533,776	50.0
Construction Contract Revenue	1,531,775	48.3	9,569	0.9
TOTAL REVENUE	3,170,061	100.0	1,067,040	100.0

COST OF GOODS SOLD	2,442,183	77.0	576,675	54.0

GROSS PROFIT	727,878	23.0	490,365	46.0

OPERATING EXPENSES
General and Administrative Expenses	966,205	30.5	1,139,668	106.8
Investor Relations Expenses	235,731	7.4	181,437	17.0
Payroll and Employee Benefits	1,501,189	47.4	1,630,040	152.8
Windfarm Management Expenses	66,250	2.1	206,787	19.4
TOTAL OPERATING EXPENSES	2,769,375	87.4	3,157,932	296.0
OPERATING LOSS	(2,041,497)	(64.4)	(2,667,567)	(250.0)

OTHER INCOME (EXPENSE)
Interest Income	488,636	15.4	58,583	5.5
Interest Expense	(467,391)	(14.7)	(22,945)	(2.2)
Gain on Warrant Liability Fair Value	-	0.0	2,198,671	206.1
Other Expense	-	0.0	33,140	3.1
TOTAL OTHER INCOME, NET	21,245	0.7	2,267,449	212.5

LOSS BEFORE INCOME TAX BENEFIT	(2,020,252)	(63.7)	(400,118)	(37.5)

INCOME TAX BENEFIT	111,000	3.5	-	-

NET LOSS	(1,909,252)	(60.2)%	(400,118)	(37.5)%

PREFERRED DIVIDENDS	292,413		309,008

SERIES B BENEFICAL CONVERSION FEATURE	-		2,790,707

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(2,201,665)		$(3,499,833)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	21,097,098		20,442,651

NET LOSS PER SHARE - BASIC & DILUTED	$(0.10)		$(0.17)

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

			Convertible		Convertible
			Preferred Stock		Preferred Stock		Additional		Total
	Common Stock		Series A		Series B		Paid-In	Accumulated	Stockholders'
	Shares	Par	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE - December 31, 2009	20,982,860	$2,098	4,820,000	$2,527,731	6,567,006	$12,819,116	$6,089,361	$(15,692,648)	$5,745,658
Net loss	-	-	-	-	-	-	-	(1,909,252)	(1,909,252)

Stock-based compensation	-	-	-	-	-	-	453,368	-	453,368

Series A Preferred Stock dividend paid in common stock	174,541	18	-	(292,413)	-	-	292,395	-	-

Series A Preferred dividends	-	-	-	292,413	-	-	-	(292,413)	-

BALANCE September 30, 2010 (unaudited)	21,157,401	$2,116	4,820,000	$2,527,731	6,567,006	$12,819,116	$6,835,124	$(17,894,313)	$4,289,774

The accompanying notes are an integral part of these statements.

JUHL WIND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,909,252)	$(400,118)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation and Amortization	40,266	113,927
Stock-Based Compensation to Employees	453,368	716,198
Provision for Uncollectible Accounts	-	(10,000)
Gain on Warrant Liability Fair Value	-	(2,198,671)
Liquidated Damages Expense	-	(32,540)
Change in assets and liabilities:
Accounts Receivable	981,655	(91,724)
Unbilled Receivable	49,002	185,428
Inventory	(2,382,545)	40,742
Reimbursable Project Costs	(77,454)	(346,306)
Other Current Assets	(112,383)	(103,868)
Interest receivable on Short Term Investments	702	(34,451)
Costs and Estimated Earnings in Excess of Billings	(336,696)	-
Accounts Payable	1,665,792	542,570
Accrued Expenses	(22,264)	7,562
Deferred Income Taxes	(111,000)	-
Customer Deposits	(177,843)	-
Deferred Revenue	214,610	838,178
NET CASH USED IN OPERATING ACTIVITIES	(1,724,042)	(773,073)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from short-term investments	292,860	-
Payments for short-term investments	-	(11,407)
Payments for project development costs	(31,045)	(5,000)
Payments for property and equipment	(49,479)	(108,866)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	212,336	(125,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in restricted cash	88,057	(31,708)
Proceeds received through the issuance of
Series B preferred stock and conversion of warrants	-	2,339,341
Principal Payments on Notes Payable	(5,686)	(150,344)
NET CASHFROM FINANCING ACTIVITIES	82,371	2,157,289

NET INCREASE (DECREASE) IN CASH	(1,429,335)	1,258,943

CASH BEGINNING OF THE PERIOD	2,802,302	1,310,789

CASH END OF THE PERIOD	$1,372,967	$2,569,732

NONCASH INVESTING ACTIVITY
Series A preferred stock dividend	$292,413	$309,008
Subscription receivable from issuance of Series B preferred stock	$-	$196,710
Warrant liability recognition upon adoption of accounting standard	$-	$12,576,816
Promissory note receivable and payable on wind farm for construction
financing	$1,213,913	$-
Fair value of warrant liability exchanged on Series B preferred stock	$-	$10,378,145
Accrued liquidated damages fees paid in the form of common stock	$-	$240,490
Preferred dividend payment in the form of common stock	$292,413	$-

The accompanying notes are an integral part of these statements.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR SEPTEMBER 30, 2010 AND 2009

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

SHORT TERM INVESTMENTS
Short-term investments include certificates of deposits maintained at various financial institutions. The certificates are intended to be held for investment purposes through their maturity dates that occur at various times throughout 2010.  At September 30, 2010, the Company’s short-term investments totaled approximately $1,041,000 which included accrued interest receivable. At December 31, 2009, the Company’s short-term investments totaled approximately $1,034,000 which included accrued interest receivable on those investments.

RESTRICTED SHORT TERM INVESTMENTS
Restricted short-term investments include certificates of deposits maintained at various financial institutions and totaled approximately $417,000 and $718,000 at September 30, 2010 and December 31, 2009, respectively. These restricted investments included accrued interest receivable. The certificates are intended to be held for investment purposes through their maturity dates that occur at various times throughout 2010.  These investments are held as collateral against the Bank Notes Payable.

ACCOUNTS RECEIVABLE
Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR SEPTEMBER 30, 2010 AND 2009

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

INVENTORIES
Inventories, consisting primarily of parts and materials relating to the production of small scale wind turbines and large scale turbines purchased for construction projects, are stated at the lower of average cost or market value.

REIMBURSABLE PROJECT COSTS
Reimbursable project costs represent advances made on behalf of wind farm entities to assist them in the legal, preconstruction project costs, or other temporary advances made prior to construction.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of cash, restricted cash, short term investments, accounts receivable, accounts payable, promissory note receivable and payable, and other working capital accounts approximates their fair value at September 30, 2010 and December 31, 2009 due to the short maturity nature of these instruments.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR SEPTEMBER 30, 2010 AND 2009

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

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements and construction contract revenue; realizability of accounts and promissory notes receivable; valuation of deferred tax assets, stock based compensation and warrants, determination of the primary beneficiary of a variable interest entity, and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date.  Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR SEPTEMBER 30, 2010 AND 2009

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

Wind Farm Construction Services
We recognize revenue on construction contracts on the percentage of completion method with costs and estimated profits included in contract revenue as work is performed. Construction contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. We recognize revenue on both signed contracts and approved change orders. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on our experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent year.

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

EARNINGS PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares and share equivalents outstanding during the period. As of September 30, 2010 and 2009, respectively, the Company had 1,865,000 and 1,810,000 share equivalents outstanding relating to outstanding stock options and warrants.  At September 30, 2010 and 2009, the effects of the share equivalents were excluded from the computation of diluted shares outstanding as their effects would be anti-dilutive, due to the Company’s net loss attributable for common stockholders for these periods.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR SEPTEMBER 30, 2010 AND 2009

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2006.  The Company's policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of September 30, 2010 or December 31, 2009 and such uncertain tax positions as of each date are insignificant.

RECLASSIFICATIONS
Certain reclassifications were made to the previously issued 2009 financial statements in the consolidated statement of operations  in order for the amounts to be comparable to the classifications used in 2010. These reclassifications had no effect on net loss, operating cash flow, or accumulated deficit as previously reported.

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

Conversion Rights of Series A

At any time, each share of Series A is convertible into one share of common stock.  However, the number of shares of common stock issuable upon conversion of Series A is subject to adjustment upon the occurrence of certain customary events, including, among others, a stock split, reverse stock split or combination of our common stock; an issuance of our common stock or other securities as a dividend or distribution on the common stock; a reclassification, exchange or substitution of the common stock; or a capital reorganization of our company. On June 24, 2010, the holders of Series A no longer have “full-ratchet” anti-dilution price protection as it has changed to  “weighted average” anti-dilution price protection.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR SEPTEMBER 30, 2010 AND 2009

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

Dividends Rights of Series A

Series A will be entitled to receive dividends at a rate of 8% per year, payable quarterly in arrears in cash or shares of our common stock. The Company has accrued dividends to Series A totaling $98,500 as of September 30, 2010.

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

The Company recorded a liability and corresponding expense at December 31, 2008 in the amount of $258,879 to account for approximated liquidated damages and late fees to the holders of the Series A shares.  The liquidated damages and late fees were related to the breach of covenants and rights contained in the Registration Rights Agreement, primarily as a result of the Company’s delay in successfully completing an effective registration statement, and to a lesser extent, the timely payment of quarterly dividends.  The Company and the holders of the Series A shares agreed in writing in March 2009 to pay the $258,879 in the form of shares of common stock issuable over the period April 1 through October 1, 2009.  The Company issued approximately 146,000 shares of common stock in payment of this liability. As of September 30, 2010, there is no remaining liability on the consolidated balance sheet.

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR SEPTEMBER 30, 2010 AND 2009

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR SEPTEMBER 30, 2010 AND 2009

The Company, beginning on January 1, 2009, recognized these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these instruments of $12,576,816 was recognized as an adjustment to the opening balance of stockholders’ equity at January 1, 2009. In addition, the carrying value of Series A was reduced by $529,133 due to the initial valuation allocated to preferred stock was determined using the relative fair value of Series A and the related warrants issued in the original transaction.  Series A would have been valued using its residual value as the full fair value of the warrants would have had to been first allocated from the net proceeds of the transaction and then the remainder to the value of convertible preferred stock.  During the nine months ended September 30, 2009, the Company recognized a gain of $2,198,671 related to this warrant liability representing the reduced fair value of this liability compared to the January 1, 2009 adoption date of this guidance. No gain or loss was recognized in 2010 relating to the warrant liability.

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

In November 2009, JEDI entered into a Development and Construction Services Agreement (the “Development Agreement”), with a wind project.  Under the Development Agreement, the Owner contracted with JEDI for the development, design, construction, installation, and financing of the project’s balance of plant. The Project’s balance of plant involves the installation of ten 2.0 MW wind turbine generators, which are subject to a Turbine Supply Agreement between the project owner and the turbine supplier. JEDI agreed to take a promissory note for a portion of the expected $8.5 million construction cost of the project together with security interest that is junior to the turbine supplier. JEDI’s primary subcontractor has also agreed to assist JEDI in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing is placed on the project.  As a part of this Development Agreement, the primary subcontractor’s note must be paid within 180 days of the project’s mechanical completion date (or approximately  August  29, 2010 ), and if this does not occur, the subcontractor may exercise legal rights to demand payment from JEDI only as it relates to Juhl’s rights to its promissory note and its Development Agreement, including a right of foreclosure on the note delivered to JEDI by the project owners, which could, in turn, allow for conversion of amounts to project equity by JEDI or its primary subcontractor. If converted to equity, the Company estimates that the equity fair value would be equal or greater than the carrying value of the note receivable.  This estimate is based on electricity production and the fair value of the Power Purchase Agreement (“PPA”) in place at the completion of this project. The substantial completion of the project occurred in February 2010. Neither JEDI nor its primary subcontractor have collected on this note receivable as of September 30, 2010; however, approximately $2,626,000 of the note was received in October 2010. The primary subcontractor has not made a demand for payment from JEDI or exercised any rights with respect to foreclosing on the note, as the parties are currently seeking to close on the permanent financing for the underlying project.

The balance of the Promissory Note Receivable was $8,363,825 and $7,149,912, including accrued interest of approximately $475,000 and $24,300 at September 30, 2010 and December 31, 2009, respectively. The Note carries an interest rate of 8%.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR SEPTEMBER 30, 2010 AND 2009

7.	CONCENTRATIONS, RISKS AND UNCERTANTIES

The Company derived approximately 72% of its revenue for the nine-months ended September 30, 2010 from five customers as a result of the construction activities and turbine sales and services, and 49% of its revenue for the nine months ended September 30, 2009 was from sales to six customers. At September 30, 2010 and December 31, 2009, 82% and 95% of the Company's accounts receivable were due from one and two customers, respectively.

8.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30, 2010	December 31, 2009 *
Wind farm development/management	$587,572	$310,108
Turbine sales and service	48,747	1,307,866
Subtotal	$636,319	$1,617,974

*Derived from December 31, 2009 audited financial statements

9.	INVENTORIES

Inventories consist of the following:

	September 30, 2010	December 31, 2009*
Materials and supplies	$264,516	$298,145
Wind turbines designated for construction contract	2,470,439	-
Work -in-progress	-	54,265
	$2,734,955	$352,410

*Derived from December 31, 2009 audited financial statements

10.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2010	December 31, 2009*
Land and improvements	$18,700	$17,500
Building and improvements	268,525	238,120
Equipment, including vehicles	407,692	380,856
Construction in process	22,068	31,030
Subtotal	716,985	667,506
Less accumulated depreciation	(277,733)	(237,467)
Total	$439,252	$430,039

*Derived from December 31, 2009 audited financial statements

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR SEPTEMBER 30, 2010 AND 2009

11.	CONSTRUCTION CONTRACTS

The status of construction contracts is as follows:

	September 30, 2010 (unaudited)	December 31, 2009*
Costs incurred on uncompleted contracts	$8,523,906	$8,692,761
Deferred turbine costs	-	249,500
Estimated earnings recognized	470,237	412,840
Less: billings to-date	(7,888,377)	(8,586,031)
Totals	$1,105,766	$769,070

Included in the accompanying balance sheet under the following captions:
Costs and estimated earnings in excess of billings	$1,105,766	$769,070

* Derived from December 31, 2009 audited financial statements

12.	INCOME TAXES

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

The income tax benefit for the nine month periods ended September 30, 2010 and 2009 consists of the following components:

	2010	2009
Current	$-	$-
Deferred	(111,000)	-
Total income tax benefit	$(111,000)	$-

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR SEPTEMBER 30, 2010 AND 2009

The components of the deferred income tax asset and liability as of September 30, 2010 and December 31, 2009 are as follows:

	2010	2009*
Current deferred income tax asset:
Accrued vacation and officer’s compensation	$18,000	$12,000
Reserves for warranty and doubtful accounts	17,000	26,000
Net operating loss carryforward	-	440,000
Less valuation allowance	-	(268,000)
Total	$35,000	$210,000

Non-current deferred income tax asset:
Stock compensation expense	$616,000	$431,000
Deferred revenue/other	384,000	224,000
Net operating loss carryforward	1,213,000	310,000
Less valuation allowance	(1,257,000)	(320,000)
Total	$956,000	$645,000

Current deferred income tax liability:
Completed contract accounting	$192,000	$165,000

Non-current deferred income tax liability
Depreciation	$29,000	$31,000

Deferred income taxes are presented on the balance sheet under the following captions at September 30, 2010 and December 31, 2009:

	2010	2009*
Current assets	$-	$45,000
Current Liabilities	(157,000)	-
Noncurrent assets	927,000	614,000
Total	$770,000	$659,000

*Derived from December 31, 2009 audited financial statements

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of September 30, 2010, a valuation allowance of $1,257,000 has been recognized for deferred tax assets.

At September 30, 2010, the Company has approximately a $3.0 million federal net operating loss carryforward which will expire in the year 2029.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR SEPTEMBER 30, 2010 AND 2009

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the nine months ended September 30, 2010:

Statutory tax rate	$(687,000)	34.0%
States taxes, net of federal benefit	(121,000)	6.0
Nondeductible income/expenses	6,000	(.3)
Other, net	22,000	(1.1)
Increase in valuation allowance	669,000	(33.1)
	$(111,000)	5.5%

13.	PROMISSORY NOTE PAYABLE

In November 2009, JEDI entered into a Balance of Plant Construction Services Agreement (the “Construction Agreement”), with a subcontractor relating to a wind project.  Under the Construction Agreement, the JEDI contracted with the subcontractor for the construction services for certain aspects of the project’s balance of plant. The Project’s balance of plant involves the installation of ten 2.0 MW wind turbine generators. The subcontractor has agreed to assist JEDI in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing is placed on the project. As a part of this Construction Agreement, the primary subcontractor’s note must be paid within 180 days of the mechanical completion of the project (or approximately August 29, 2010), and if this does not occur, the subcontractor may exercise legal rights to demand payment from JEDI only as it relates to Juhl’s rights to its Development Agreement with the project owners, including a right of foreclosure on the note delivered to the subcontractor by JEDI, which could, in turn, allow for conversion of amounts to project equity by the subcontractor. The substantial completion of the project occurred in February 2010. JEDI paid  approximately $2,626,000 of the note in October 2010. The primary subcontractor has not made a demand for payment from JEDI or exercised any rights with respect to foreclosing on the note, as the parties are currently seeking to close on the permanent financing for the underlying project.

The balance of the Promissory Note Payable was $8,363,825 and $7,149,912, including accrued interest of approximately $475,000 and $24,300 at September 30, 2010 and December 31, 2009, respectively. The Note carries an 8% interest rate.

14.	STOCK-BASED COMPENSATION

The Company has a incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. As of September 30, 2010, the Company has 1,652,111 shares available for award under the plan.

Stock Options

The Company has granted to key employees and directors of the Company 1,215,000 options to purchase common shares under the above plan.  In addition, the Company issued an additional 500,000 stock options to a director in June 2009 outside of the plan. The outstanding stock options carry an exercise price ranging from of $1.00-$2.11 per share and expire ten years from the date of grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, underlying price ranging from $1.00 to $3.05, dividend yield of 0%, expected volatility ranging from 96% to 104%, risk-free interest rate of 4%, and average expected life of 6 years. Based on pricing model, the company expensed approximately $453,000 and $716,000 of stock compensation in the nine-month period ended September 30, 2010 and 2009, respectively.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR SEPTEMBER 30, 2010 AND 2009

A summary of the Company’s stock option plan as of September 30, 2010 and changes during the period then ended is listed below:

Outstanding at January 1, 2010	1,745,000
Granted	—
Exercised	—
Expired	—
Forfeited	(30,000)
Outstanding at September 30, 2010	1,715,000

Options exercisable at the end of the period	1,074,154

As of September 30, 2010, there was approximately $596,000 total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of 2 years.

Warrants

The Company has issued common stock warrants to individuals or firms for consulting and investor relations services. A summary of the warrants are as follows:

Issue date	Number of warrants	Expiration Date	Exercise Price per share
December 2008	50,000	June 2013	$7.00 - $10.00
December 2009	100,000	December 2014	$1.25

Total	150,000

All of the warrants are vested and allow the holder to purchase common stock at the exercise prices shown above.  To determine fair value of the warrants issued for the purposes of measuring stock compensation expense, the Company uses the Black-Scholes pricing model with the following assumptions, dividend yield of 0%, expected volatility of 96-102%, risk-free interest rate of 4%, and expected life of 5 years.  The Company recognized no stock compensation expense to non-employees during the three and nine-month periods ending September 30, 2010 and 2009.

15.	LICENSING ARRANGEMENT

In July 2009, NextGen entered into a non-exclusive Manufacturing License and Reseller agreement with an unrelated company. The agreement provides that NextGen will license its small turbine technology and, among other things, grants a right to manufacture units over a 20 year period. The agreement also provides for exclusive distribution rights in certain areas of the United States.  NextGen will receive payments of $1 million for granting these rights under this agreement.  Revenue will be amortized over the 20 year period. For the nine-month periods ended September 30, 2010 and 2009, licensing revenue of approximately $37,000 and $8,000, respectively, is included in Turbine Sales and Service revenue in the financial statements.  Licensing deferred revenue of approximately $942,000 and $512,000 is included on the balance sheet as of September 30, 2010 and December 31, 2009, respectively, in deferred revenue.

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR SEPTEMBER 30, 2010 AND 2009

The following is information for each segment for the nine-month periods ended September 30, 2010 and 2009:

	Wind Farm Development and Management	Consumer- Owned Renewable Energy	Consolidated
For the Nine-Month Period Ended September 30, 2010
Wind farm development/mgmt	$408,229	$4,650	$412,879
Turbine sales and service	235,303	753,486	988,789
Related party revenue	236,618	-	236,618
Construction contract revenue	1,526,257	5,518	1,531,775
Total revenue	$2,406,407	$763,654	$3,170,061

Loss from operations	$(1,726,131)	$(315,366)	$(2,041,497)
Other income (loss), net	37,440	(16,195)	21,245
Loss before income tax benefit	$(1,688,691)	$(331,561)	$(2,020,252)

Identifiable assets at September 30, 2010	$11,849,481	$377,721	$12,227,202
Corporate assets			6,175,036
Total assets at September 30, 2010			$18,402,238

	Wind Farm Development and Management	Consumer- Owned Renewable Energy	Consolidated
For the Nine-Month Period Ended September 30, 2009
Wind farm development/management	$350,334	$33,955	$384,289
Turbine Sales and Service	-	533,776	533,776
Related party revenue	137,446	-	137,446
Construction contract revenue	-	9,569	9,569
Other	1,960	-	1,960
Total revenue	$489,740	$577,300	$1,067,040

Loss from operations	$(2,275,799)	$(391,768)	$(2,667,567)
Other income (loss), net	2,290,394	(22,945)	2,267,449
Income (loss) before income taxes	$14,595	$(414,713)	$(400,118)

Identifiable assets at September 30, 2009	$1,655,208	$1,072,161	$2,727,369
Corporate assets			4,842,401
Total assets at September 30, 2009			$7,569,770

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR SEPTEMBER 30, 2010 AND 2009

17.	TRANSACTIONS WITH RELATED PARTIES

The Company provides wind farm management services to entities that are controlled by the Company’s Chief Executive Officer and family members. This revenue is shown on the face of the consolidated statement of operations.  The fees are billed at rates similar to fee structures charged to unrelated parties.

18.	COMMITMENTS AND CONTINGENCIES

Construction Services Agreements
The Company enters into construction services agreements with third parties for the construction of wind projects. The construction services agreements provide for a fixed price or cost-plus arrangements, subject to change orders pursuant to changes in work scope or work conditions. The construction fees are generally billable on a monthly basis. At September 30, 2010, the Company was substantially complete with the construction of two wind projects in Minnesota with a combined estimated contract value of $9 million, and was in the beginning stages of one additional project.

Development Agreements
The Company enters into development agreements with third parties for the development of wind projects. The development agreements call for development fees ranging from 3% to 5% of the total project cost. The development fees are generally paid by the project owners in installments:   upon signing of the development agreement (ranging from 2-10% of the fee), signing of the power purchase agreement (approximately 5% of the fee), upon availability of funding and signing of the PPA (approximately 40% of the fee), and the remaining 50% is due at the commercial operation date of the project. As of September 30, 2010, the Company was involved with various development agreements at different stages within the contracts. The Company was also involved with several new projects for which development agreements have not been signed.

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
FOR SEPTEMBER 30, 2010 AND 2009

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

As more fully described in Note 6,  Juhl Energy Development (JEDI) entered into a Development and Construction Services Agreement in November 2009 with a limited liability company which was formed to own a wind farm  project in Minnesota.  Under this agreement, JEDI contracted with the existing owners of the wind farm project for the development, design, construction, installation, and construction period financing of the project’s balance of plant.  JEDI agreed to take a promissory note for a portion of the expected $8.5 million construction cost of the project together with security interest that is junior to the turbine supplier. JEDI’s primary subcontractor has also agreed to defer payment of its services through the acceptance of a promissory note until permanent financing is placed on the project.  The Company does not maintain any ownership interest in the special purpose entity. The Company has determined that this limited liability company is a VIE.

A major wind turbine manufacturer has also accepted a note receivable for approximately $30 million as their turbines are being constructed on the wind farm within this limited liability company.  The turbine manufacturer has more risk exposure as it relates to this entity and has been granted certain decision rights, superior to JEDI, that most significantly impact the economic performance of the limited liability company.  Based on this analysis, JEDI has determined that the wind turbine manufacturer is the primary beneficiary for this VIE.

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

At September 30, 2010, the Company held the following investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments and therefore consolidation in the Company’s financial statements is not required:

Asset types	Purpose	Book Value
Promissory note receivable	Construction contract note with owners	$8,363,825
Reimbursable project costs	Cost advances to wind farm project	221,844
Costs and profits in excess of billings	Construction contract	617,217
Promissory note payable	Construction contract note with subcontractor	(8,363,825)

20.	SUBSEQUENT EVENT

In October 2010, the Company's board of directors approved a Stock Repurchase Program whereby the Company will utilize a maximum of $200,000 to purchase outstanding shares of its common stock in the open market. The Repurchase Program will continue until such time as the total program amount is utilized or the program is terminated by the Company.

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

Definitions

We use the following electrical power abbreviations throughout this report: “kW” means kilowatt, or 1,000 watts of electrical power; “MW” means megawatt, or 1,000 kW of electrical power; “GW” means gigawatt, or 1,000 MW of electrical power; “TW” means terawatt, or 1,000 GW of electrical power; and “kWh,” “MWh,” “GWh,” and “TWh” mean an hour during which 1kW, MW, GW or TW, as applicable, of electrical power has been continuously produced.  Capacity refers to rated capacity.  References in this report to “NCF” mean net capacity factor, or the measure of a wind energy project’s actual production expressed as a percentage of the amount of power the wind energy project could have produced running at full capacity for a particular period of time, and references to “RECs” mean renewable energy certificates or other renewable energy attributes, as the context requires.

Overview of Our Business

Juhl Wind is a leader in community wind power development and management, focused on wind farm projects primarily in the United States and Canada.  Juhl Wind services all aspects of wind farm development including full development and ownership of wind farms, general consultation on wind farm projects, construction management of wind farm projects and systems operation and management of completed wind farms.   Additionally, we sell renewable energy products such as remanufactured small wind turbines and solar systems to consumers, directly and through our dealer network.  The goal of Juhl Wind is to build 5 to 80 megawatt (MW) size wind farms that are jointly owned by local communities, farm owners, environmentally concerned investors, and our Company.  The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power for use by the electric power industry.

We specialize in the development of community wind power systems, which results in land owners owning a portion of the long term equity in the wind farm that resides on their land. Our growth strategy is anchored by the competitive advantage of our portfolio of completed projects coupled with our projects under development. Our plan is to continue to provide the full range of development services across each phase of development, which we expect will grow our revenue and profitability.

Since 1999, we have developed 16 wind farms, accounting for approximately 137 megawatts of wind power, that currently operate in the Midwest region of the United States. We are presently engaged in various aspects of the development of 26 wind farms totaling approximately 438 megawatts of community wind power.

We hold contract rights, are involved with projects in development and under negotiation, and provide development activities in the wind power industry. Once wind farms are operational, we seek contract rights to provide administrative services agreements which call for management and administrative services to be provided to the operating wind farm. Our agreements include seven development services agreements, twelve projects in early development stages, and seven agreements to conduct wind power feasibility studies

Community Wind Power

Our projects are based on the formation of partnerships with the local owners upon whose land the wind turbines are installed.  Over the years, this type of wind power has been labeled “community wind power” because the systems are locally owned by the land owners (often farmers).  Our Chairman and Principal Executive Officer, Daniel J. Juhl, was one of the creators of community wind power in the United States. Community wind power is a specialized sector in the wind energy industry that differs from the large, utility-owned wind power systems that are also being built in the United States.  Community wind power is a form of community-based energy development (C-BED). Various states, including Minnesota and Nebraska (where we have projects in development), have enacted C-BED initiatives, which include mechanisms to support community wind power and are intended to make it easier for community wind power projects to be successful without putting an excessive burden on utilities.

Historically, landowners in rural areas could only benefit from the development of wind farms in their community by leasing their land to large wind developers. These large developers would then sell the wind energy to the local utility company and retain a majority of the project’s profits. We provide what we believe is a better alternative for local communities by specifically concentrating on C-BED wind power projects that include local ownership.  As a result, we believe that community wind power projects keep more dollars in local communities, preserve local energy independence, and protect the environment. Our goal, and Mr. Juhl’s focus for the past 30 years, is to share ownership with local interests and to build a network of farmer-owned community wind power systems.

Management

Mr. Juhl is an expert in the wind power field and is considered a pioneer in the wind industry having been active in this field since 1978.  He was a leader in the passage of specific legislation supporting wind power development in the states of Minnesota and Nebraska, as well as largely contributing to the development of the currently accepted, financial, operational and legal structure providing local ownership of medium-to-large scale wind farms.  John Mitola, our President, is also considered an expert in the energy field having focused his career on energy efficiency, demand side management and independent power development.   He has significant experience in the energy industry and electric industry regulation, oversight and governmental policy.

Further, the rest of our management team has been involved in the wind power industry for more than 30 years. We have experience in the design, manufacture, maintenance and sale of wind turbines, as well as the full-scale development of wind farms.

Business Strategy

Our strategy is to leverage our portfolio of existing projects and to take on new developments located in the Midwestern United States and Canada, where the following important conditions exist for successful developments: acceptable wind resources, suitable transmission access and an appropriate regulatory framework providing acceptable power purchase agreements and long-term utility agreements. Based on our pipeline of projects, we believe that we will experience growth in the number of projects completed and the number of projects for which we are providing operational oversight. We expect that the continued growth in our project pipeline will act as a key competitive advantage as the community wind power industry grows throughout the United States and Canada.

Integral to Juhl Wind’s development effort is the joint ownership structure created by the community wind model.  On implementing this model, a group of landowners are typically placed into the membership of the local entity, typically a limited liability company. By design, Juhl Wind’s projects are smaller as compared to larger wind farm projects, which make wind farm development less burdensome, including reducing the difficulties in locating available sites for wind farms, wind turbine supply, local construction, electrical interconnection and debt financing.   Thus, Juhl Wind’s projects cost less to build than large scale, multi-national or electric utility owned wind farms.  Our typical community wind farm projects range in size from 10 to 50 megawatts, equivalent to $20 to $100 million development costs for the projects.  Based on this size, community wind farms are a viable and a relatively undiscovered niche in the market.

Juhl Wind develops its community wind projects similar to the way any utility or independent power developer builds and operates traditional power plants.  Juhl Wind is the developer for the wind farms and in most cases, becomes an administrative and operations manager for the project companies. On occasion, we will also perform services as a turbine maintenance provider.  The wind farms are built to meet wind power production goals established by the electric utility buyer through a power purchase agreement (the “PPA”).  This PPA typically provides for a 20 year term in the agreement from the electric utility.  Since the primary cost of wind power is the initial capital cost of the system, each wind farm benefits from a steady stream of reliable revenue and cash flow for decades.

In order to maintain our competitive advantage in the community wind power industry, we have entered into a frame order agreement with a wind turbine generator supplier for the supply and purchase of wind turbine generators for certain of our community wind power projects through December 31, 2012.   This agreement gives us the assurance that we will have access to wind turbine generators for our community wind power projects currently in development.  Other features of this agreement with this turbine manufacturer are that the turbine manufacturer may participate in financing certain projects and will provide us the ability to acquire equity in the turbine manufacturer under certain conditions.  The frame order agreement does not contain any minimum purchase commitment for wind turbines, although it does allow the Company to obtain an incentive in the form of stock warrants for the purchase of ownership interests of the turbine supplier if certain purchase levels are reached.  In addition to the frame order agreement, we have entered into a non-binding term sheet with a turbine supplier to provide wind turbine generators for four projects currently under development totaling approximately 150 MW. The procurement of these wind turbines are subject to the completion of definitive agreements for the terms of supply, construction and financing arrangements.

Our Company’s involvement in the sale of consumer-owned renewable energy products commenced in November 2008 as a result of the acquisition of Next Generation Power Systems, Inc. (“Next Gen”).  Prior to the acquisition, Dan Juhl had been a significant shareholder in NextGen since it was organized in 2004.   NextGen primarily restores small wind turbines in the 30 KW class for sale to consumers for on-site electricity generation generally in rural business settings.  NextGen is currently completing the research and design of a 35 kw class wind turbine for purposes of sales under its own brand starting in 2011.   NextGen also provides solar-powered systems that allow small businesses and consumers to generate or store electrical power for on-site use or emergency backup.   In July 2009, NextGen entered into a 20 year, non-exclusive Manufacturing License and Reseller Agreement with an Ohio entity for purposes of expanding production and sale of small wind turbines. The agreement, among other things, specifies a sales territory, sales quota and requirements with regard to establishing a production facility. In conjunction with this agreement, NextGen has collected licensing fees of $1 million as of September 30, 2010.

Factors Affecting Our Operating Results

Demand

Demand for wind power in the United States has grown rapidly. We believe that the market for community wind power will be maintained as a model for ongoing installations of wind power given the constraints of transmission capacity and utility power purchases that are currently affecting the growth of larger scale projects.   In addition, we believe that there is impetus in the United States to increase its generation of electrical power through renewable energy means.

Growth in wind power is being driven by several environmental, socio-economic and energy policy factors that include:

•	ongoing increases in electricity demand due to population growth and growth in energy consuming devices such as computers, televisions and air conditioning systems,

•	the fluctuating costs of the predominant fuels required to drive the existing fleet of conventional electric generation such as coal, natural gas, nuclear and oil,

•	the increasing cost and difficulty faced in the construction of conventional electric generation plants,

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

In light of these factors and the resulting increase in demand for wind power, we believe that we are uniquely positioned to experience long-term growth and development of specific community wind farms throughout the United States. We can provide full-scale development of wind farms across the range of required steps including performing initial feasibility studies, assisting in power purchase negotiations, arranging equity and debt project financing, providing equipment and  construction services, and managing operations.

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

Under the Recovery Act, wind facilities that qualify for the PTC can now make an irrevocable decision to take 30% ITC in lieu of the PTC.  In order to do so, the project must be placed into service by December 31, 2012, and the PTC will no longer be available for the project.  This has the potential to attract more investors who may not have enough passive activity income to realize the PTC.  Which credit a taxpayer uses will depend upon an analysis of the project revenue and cost projections as well as analysis of the investor tax appetite.

Further, if the project qualifies for the PTC or the ITC and is placed into service before the end of calendar year 2010 (or if the project meets certain tests by the end of calendar year 2010 and is placed into service before 2013), the project can choose to apply to the Treasury Department for a cash grant that is equal to 30% of the qualified costs of the project.  This cash grant is in lieu of both the PTC and ITC.  This means the value of the ITC can be realized, even if the taxpayer cannot take advantage of the credit.  The rules and application guidelines for this program are currently being established by the Department of Energy.  We believe that the cash grant program will allow us to enhance our ability to attract equity investors for our community wind projects.

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

In October 2008, we acquired all of the issued and outstanding shares of common stock of NextGen.  Our acquisition of NextGen was accounted for in a manner similar to pooling of interests due to common control ownership. The assets and liabilities of NextGen were combined at historical cost for the portion (54%) under common control and at fair value for the non-controlling interest.  The revenue and expense activities of NextGen are included in the accompanying statement of operations for the periods ended September 30, 2010 and 2009. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this prospectus.

Juhl Energy, Juhl Energy Services (formerly known as DanMar and Associates) and NextGen’s financial statements are our historical financial statements.

In May 2010, we formed Juhl Wind Asset Investment, Inc., (formerly Juhl Wind Project Lending, Inc.) in the state of Delaware, as our wholly-owned subsidiary.  As of September 30, 2010, this entity has had no operational activity. Its revenue and expense activities will be reported on our financial statements on a consolidated basis in a similar manner as to Juhl Energy Services, Juhl Energy and NextGen.

Significant Accounting Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements  and construction contracts; realizability of accounts and notes receivable; valuation of deferred tax assets, stock based compensation and warrants, determination of the primary beneficiary of a variable interest entity, and other contingencies.   Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date.  Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

As of September 30, 2010, we have an $8,364,000 million promissory note receivable and approximately $522,000 in accounts receivable that are recorded based on our assumption of collectability of funding from two wind farm customers.  We have concluded that such amounts will be collectable from cash of approximately $2,626,000 already received after September 30, 2010 in combination with other project financing arrangements that are in process at the time of this filing.   We have provided further discussion with respect to the funding and collectability status in the Overview of our Results of Operations and the Liquidity and Capital Resources sections below.

Our management has discussed the development and selection of these significant accounting estimates with our board of directors and our board of directors has reviewed our disclosures relating to them.

Results of Operations

Comparison of Three-Month Periods and Nine-Month Periods Ended September 30, 2010 and September 30, 2009

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

Due to the anticipated increased demand for electricity from alternative energy sources in 2010 and beyond, together with the stimulus from new federal government regulations, we believe the demand for wind energy developments and consumer-owned renewable energy products will be stable or will increase in the foreseeable future. We anticipate an increase in revenues in 2010 as a result of construction and development services on wind farm development projects.  However, revenue will be subject to shifts in timing due to the ability for the projects to obtain financing and also with respect to delays in construction caused by Upper Midwest climate or other unforeseen circumstances.

Our general activity for the three months ended and nine months ended September 30, 2010 was primarily focused on completing the financing of two community wind farm projects in Minnesota, namely Woodstock and Grant County, and efforts necessary to prepare for the commencement of construction of an additional four projects.

   Grant County. The 20 megawatt Grant County wind farm project (the “GCW Project”) commenced construction during the fourth quarter of 2009, and reached substantial completion in February 2010 and was declared commercially operational by the utility in August 2010 at an approximate cost of $44 million.  The GCW Project has successfully produced energy since achieving substantial completion and has been selling all of its energy production to the power purchaser at a reduced trial energy rate up until the commercial operation date (COD) and at full contract rates since COD. The project had been directed by potential equity funding sources to defer its commercial operation date until the closing of equity and debt financing arrangements that had been subject to term sheet understandings reached in March 2010.   In early July 2010, we learned that the project’s expected equity investor would be unable to complete its proposed equity investment.  In response to this withdrawal, the project moved to declare its commercial operation status, and the project’s principal interim lender (the turbine supplier), along with the project construction contractors, Juhl Energy and its prime subcontractor, reached a memorandum of understanding to forego any foreclosure proceedings for payments that had been deferred under promissory notes (approximately $30 million by the turbine supplier and approximately $8.2 million by Juhl). The parties also agreed to retain an experienced capital-raising firm to acquire full or partial funding of the project.  This process has led to the receipt of four possible binding proposals on the GCW Project in early November, and we are working closely with the capital-raising firm and the interim lender to determine a course of action which will ultimately lead to establishing the permanent equity investor in the GCW Project. In addition, we are assisting the GCW Project in due diligence activities to close on an indicative debt financing term sheet understanding with a banking institution for approximately $18 million. We expect the debt financing to close in December 2010.   Furthermore, the GCW Project received approximately $12,564,000 from the U.S. Treasury in October 2010, of which $2,626,000 was used to reduce the carrying amount of our note receivable from $8,364,000 to $5,738,000.   We believe that the promissory note receivable shown in our financial statements is collectable and that there is sufficient basis to maintain the carrying amount of the promissory note for the following reasons:  the project’s successful wind farm operating history since substantial completion in February 2010,  the existence of a bank debt financing proposal, collection of the U.S. Treasury cash grant, the strong likelihood of completion of the capital-raising process to achieve final equity or overall sale of the project assets, and an understanding with the existing senior lender to defer any foreclosure rights until November 2010 and its likelihood to continue its deferral of actions with the recent successful receipt of financing proposals.

   Woodstock.  The .75 megawatt Woodstock wind farm project commenced construction during the fourth quarter of 2009, and the project was commissioned in the second quarter of 2010.  The project cost of approximately $1.8 million was financed with approximately $900,000 of equity investment, a loan facility of $.6 million, along with expected U.S. Treasury cash grant proceeds of approximately $500,000.  In addition, the loan facility allows an additional $300,000 of credit pending satisfactory turbine operating history.

   Additional Projects.   We have commenced construction of four wind farm projects totaling approximately 52 MW of wind generation facilities in Minnesota during the third and fourth quarters, including the following:

•	Adams Project, which is a 20 MW project, located in Meeker County, Minnesota, where we are providing full development and limited construction management services;

•	Danielson Project, which is a 20 MW project, located in Meeker County, Minnesota, where we are providing full development and limited construction management services;

•
Valley View Project, which is a 10 MW project, located in Minnesota, where we are providing general consultation, development, and full construction services for the project.  Once the project is completed, we will also expect to provide systems operation and management.

•
Winona Project, which is a 2 MW project, located in Winona County, Minnesota, where we are providing general consultation, development, and full construction services for the project.  Once the project is completed, we will also expect to provide systems operation and management.

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

Revenue

Total revenue increased by approximately $468,000, or  117.3%, from approximately $399,000 for the quarter ended September 30, 2009, to approximately $867,000 for the quarter ended September 30, 2010.   Total revenue increased by approximately $2,103,000, or 197.1% from approximately $1,067,000 for the nine month period September 30, 2009, to approximately $3,170,000 for the nine month period ended September 30, 2010.  The increase of $2,103,000 in revenue is primarily attributable to approximately $1,353,000 of construction contract revenue from three wind farm construction projects during the first nine months of 2010, and approximately $455,000 from turbine sales and service, and $170,000 from the installation of meteorological towers.

Turbine sales and service revenues increased by approximately $455,000 for the nine-month period ended September 30, 2010, over September 30, 2009, as a result of turbine revenue from the Woodstock wind farm project of approximately $252,000 together with approximately a $203,000 increase in small turbine-related sales in our NextGen subsidiary.   The $203,000 increase in NextGen, which is essentially our consumer-owned renewable energy segment, occurred even though our small turbine unit sales included the same number of shipment units in both 2009 and 2010 (eight). The increase occurred as a result of higher average unit prices of turbines sold in 2010, together with additional revenues earned from customer maintenance fees and a $29,000 increase in licensing revenue from the twenty-year licensing arrangement.  NextGen had no backlog as of September 30, 2010 as it has sold out of its previous turbine inventory that had been acquired for refurbishment.  NextGen is currently testing and evaluating a new 35 KW class wind turbine model which it expects to begin production and distribution in the first quarter 2011.

Cost of Goods Sold

Cost of goods sold increased by approximately $324,000, or 122.8% from approximately $263,000 for the quarter ended September 30, 2009 to approximately $588,000 for the quarter ended September 30, 2010.   Cost of goods sold increased by approximately $1,865,000, or 323.5% from approximately $577,000 for the nine month period ended September 30, 2009, to approximately $2,442,000 for the nine month period ended September 30, 2010.  The increase in cost of goods sold for the quarter and nine months ended September 30, 2010 is primarily attributable to approximately $461,000 and $1,551,000, respectively, of wind farm construction costs relating to subcontracted services and materials for the Grant County, Woodstock and Valley View wind farm projects.   The remainder of the increase in cost of goods sold of approximately $314,000 for the nine month period ended relates to $146,000 of met tower construction costs, $96,000 to support wind farm management and maintenance operations,  and the remainder relates to increased product costs for the NextGen small turbine sales and supplies.  Cost of goods sold in the quarter ended 2009 includes the amortization of  $72,000 in fair value of the customer backlog that had been recorded in conjunction with the October 2008 NextGen acquisition, together with a writedown of certain inventory components as a result of manufacturing and turbine design changes adopted by NextGen management.

Operating Expenses

General and Administrative Expenses.   General and administrative expenses decreased by approximately $92,000 or 27.0%, from approximately $342,000 for the quarter ended September 30, 2009, to approximately $250,000 for the quarter ended September 30, 2010.   General and administrative expenses decreased by approximately $173,000, or 15.2% from approximately $1,139,000 for the nine months ended September 30, 2009, to approximately $966,000 for the nine months ended September 30, 2010.   The overall decrease of general and administrative expenses for the quarter and nine month periods ended September 30, 2010, is primarily attributable to reduced level of  professional services costs of $68,000 and $273,000, respectively.  In our 2009 filings, we had mentioned that professional fees had included costs that we did not expect on a recurring basis from our costs of maintaining public reporting company status, subsequent audit costs over NextGen acquisition, and securities registration filings.

Payroll and Employee Benefits.   Payroll and employee benefit expenses decreased by approximately $50,000, or 9.2%, from approximately $546,000 for the quarter ended September 30, 2009 to approximately $495,000 for the quarter ended September 30, 2010.   Payroll and employee benefit expenses decreased by approximately $129,000, or 7.9% from approximately $1,630,000 for the nine months ended September 30, 2009 to approximately $1,501,000 for the nine months ended September 30, 2010.  The $129,000 decrease over the nine months ended September 30, 2010 was attributable to approximately a $263,000 decrease in employee-based stock-based compensation expense over the quarter ended September 30, 2009, offset by $134,000 for increased salaries, payroll taxes and benefits  to officers and the addition of four employees over the prior year.

Wind Farm Management Expenses.   Wind farm management expenses decreased by approximately $51,000, or 72.2%, from approximately $71,000 for the quarter ended September 30, 2009 to approximately $20,000 for the quarter ended September 30, 2010.   Wind farm management expenses decreased by approximately $141,000, or 68.0% from approximately $207,000 for the nine months ended September 30, 2009 to approximately $66,000 for the nine months September 30, 2010.  The year-to-date decrease in expenses resulted primarily from the incurrence of one-time management costs during the nine months ended September 30, 2009 relating to time and materials arrangements requested by certain wind farm facilities under management.

Investor Relations Expenses. Investor relations expenses decreased by approximately $85,000, or 66.1%, from approximately $128,000 for the quarter ended September 30, 2009 to approximately $43,000for the quarter ended September 30, 2010.   Investor relations expenses increased by approximately $55,000 or 30.4% from approximately $181,000 for the nine months ended September 30, 2009 to approximately $236,000 for the nine months ended September 30, 2010.  The year-to-date increase stems from expanded investor relations communications in 2010 to increase exposure of Juhl Wind.

Other Income (expenses).  The Company, beginning on January 1, 2009, recognized its warrants (issued in connection with the 2008 private placement) as liabilities at their respective fair values.   This accounting treatment was required under generally accepted accounting principles whereby our detachable warrants stemming from the private placement be accounted for as a derivative instrument. As a result of revaluing the warrants, we recorded a gain of approximately $2,199,000 for the nine month period ended September 30, 2009 from the change in the fair value of the underlying warrants using the Black Scholes method.  As a result of the exercise or exchange of such warrant instruments on June 29, 2009, no further adjustments are necessary to the fair value of these warrants in 2010.   Other income and expenses for the three and nine-months ended September 30, 2010 include approximately $161,000 and $451,000, respectively, of interest income earned and interest expense incurred with respect to the promissory notes held in conjunction with construction of the GCW Project.

Operating Loss

Our Operating loss decreased by approximately $423,000, or 44.4%, from approximately $952,000 for the quarter ended September 30, 2009 to approximately $529,000 for the quarter ended September 30, 2010.   Operating loss decreased by approximately $626,000, or 23.5% from approximately $2,667,000 for the nine months ended September 30, 2009 to approximately $2,041,000 for the nine months ended September 30, 2010.  The decrease in operating loss of $423,000 for the quarter ended September 30, 2010 is attributable to an increase in gross margins of approximately $90,000 from construction income and turbine maintenance services that occurred in 2010 but not in 2009, improvement in gross margins from our NextGen business of approximately $54,000, together with a decrease in all of our operating expense categories of $279,000.  The decrease in operating loss of $626,000 for the nine months ended is primarily attributable to the decrease in payroll expenses of $129,000 and general and administrative expenses of $173,000 as described above, along with increased gross margins from our turbine and construction revenues of $237,000.

Net Loss

Net loss decreased by approximately $413,000, from net loss of approximately $938,000 for the quarter ended September 30, 2009 to a net loss of approximately $525,000 for the quarter ended September 30, 2010.  Net loss increased by approximately $1,509,000, from a net loss of approximately $400,000 for the nine months ended September 30, 2009 to a net loss of approximately $1,909,000 for the nine months ended September 30, 2010.  Our net loss for the prior period ended September 30, 2009 was significantly impacted by the fair value accounting over the warrant derivatives and subsequent non-cash gains of approximately $2,199,000 reported for the nine months ended September 30, 2009, as described above under other income (expenses).

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral.

Accounts receivable include $522,000 due from a wind farm project for the sale of a wind turbine. This amount was subsequently collected in October 2010.

Property and Equipment

As of September 30, 2010 and December 31, 2009, we held approximately $439,000 and $430,000 in net book value of property and equipment, respectively. These assets included land, buildings, office equipment, shop equipment and service vehicles.

Liquidity and Capital Resources

At September 30, 2010, we carried approximately $2,831,000 in cash and short term-investments on the balance sheet primarily due to the 2008 private placement and the additional infusion of approximately $2,339,000 from the June 2009 exercise by holders of Series A Warrants.  However, approximately $417,000 of the short-term investments has been designated as security for the bank notes payable of approximately $411,000 and therefore has been reflected in current assets as a restricted asset. In order to provide additional protection to our cash reserves, we have obtained a $1.7 million letter of credit facility that provides security for the deposits that may not otherwise be insured through the Federal Deposit Insurance Corporation.

We will continue our internal efforts to assist our project owners in arranging financing terms for each project under development. The ability to assist project owners with obtaining debt and equity financing is a material factor in producing our future revenue streams and cash flow.  With respect to our liquidity, we are currently involved with completing the permanent financing activities with respect to two wind farm projects:

•
Grant County (“GCW Project”). Construction of the GCW Project commenced in October 2009 and was substantially completed during the first quarter of 2010.  Our balance sheet at September 30, 2010 includes a promissory note receivable of approximately $8,364,000 stemming from a financing arrangement of the construction services provided to the GCW Project. In October 2010, we collected approximately $2,626,000, or 31% of the note receivable balance. We expect that the Grant County project owners will close on a proposed bank debt funding arrangement in the fourth quarter 2010 which will provide partial funding for the project’s senior interim lender. Also in the fourth quarter, we expect that the project owners will obtain additional equity capital which will   provide repayment of our promissory note including interest.  Upon receipt of payment, we will be required to repay the promissory note payable of approximately $8,364,000 (now reduced to $5,738,000 as a result of the cash collections and payments on the note payable subsequent to September 30, 2010) to our primary subcontractor on the project. Our Board of Director has authorized an equity investment of up to $500,000 in the Grant County wind project as may be required by the final financing terms and conditions. If such an investment were to occur, we would expect to provide this investment using proceeds of our contractual development fee of approximately $1.8 million to be received at closing pending the successful financing for the GCW Project. The development fee will not be recognized as earned until financing arrangements are completed and it is possible that a significant portion of JEDI’s $1.8 million development fee may be at risk in the process of consummating the permanent financing of the GCW Project.

•
Woodstock . The Woodstock project was fully commissioned in June 2010. We assisted the project in raising the equity and permanent bank loan with respect to this project. As of September 30, 2010, we had a remaining accounts receivable of approximately $522,000.  Subsequent to September 30, we collected this receivable in its entirety through funds that the Woodstock project had obtained from the Section 1603  U.S. Treasury cash grant program.

We believe that we would be able to more quickly bring wind farm projects through the early development and construction stages if we were able to access a funding mechanism that we could utilize in sponsoring our wind farm developments.   Like much of the U.S. economy that relies on extension of credit, the community wind industry in general has experienced difficulties in obtaining sources of funding from the current equity and debt financing marketplace, as cited above under Factors Affecting Our Operating Results.  In February 2010, we signed an engagement agreement in principle with a full service investment banking firm, Rodman & Renshaw (“Rodman”), for purposes of receiving investment advisory services, including a potential underwritten registered stock offering. This non-binding agreement outlines conditions and assumptions for a possible underwritten offering of units comprising shares of a new class of its preferred stock (or possibly a unit consisting of preferred and common shares), with proceeds from the sale of the preferred stock portion of the “units” used to primarily make investments in the community wind farm projects under development by the Company and with the sale of any portion of the common stock of the “units” to be used for operations. The investments in the community wind farm projects are anticipated to take the form of subordinated debt or mezzanine equity, and investment returns for such securities would be provided from interest earned on investments in such wind farm projects.  Rodman, along with any other firms managed by them in an underwriting, would be paid what we believe to be industry standard success fees for their underwriting services. The terms of any offered securities are currently being negotiated between management, counsel and Rodman.  The Company anticipates registering this offering of a new class of its preferred stock with the U.S. Securities and Exchange Commission during the fourth quarter of this year.

In the fourth quarter 2010, we have four wind farm projects under construction.  The construction costs for three of the projects are being financed through turbine suppliers and balance of plant providers and therefore, we expect to have minimal cash requirements during construction for those three projects. The fourth project will require outlays of approximately $1.2 million for balance of plant construction and turbine delivery. We are currently in the process of obtaining temporary bank financing available to meet the cash requirements for the project, and we believe that we will be successful in that regard. This temporary financing will require us to post collateral in the form of our rights to specific project assets along with a corporate guarantee.  We have development fees that will be contractually owed to us upon commercial operation and final financing of the four projects. The approximate amount of development and construction management fees that we expect to receive upon successful completion of the projects is approximately $4,800,000. The four projects are expected to be commercially operational and financing completed by May 1, 2011.

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

Net cash used in operating activities increased by approximately $951,000, from the net cash used in operating activities of approximately $773,000 for the nine months ended September 30, 2009 to net cash used in operating activities of approximately $1,724,000 for the nine months ended September 30, 2010.  The increase in net cash used in operating activities of $951,000 is primarily due to the use of cash to fund day-to-day operating costs of the business,  reduction in customer deposits collected for small turbine sales transactions, and costs of project construction.   We will continue to manage payments of accounts payable related to project-related expenses to coincide with the billings on these projects and to obtain temporary financing arrangements, if considered necessary, to provide cash for project construction.

Net cash provided by investing activities increased by approximately $338,000, from the net cash used in investing activities of approximately $125,000 for the nine months ended September 30, 2009 to net cash provided by operating activities of approximately $212,000 for the nine months ended September 30, 2010.  The change in net cash used in investing activities for the quarter ended September 30, 2010 primarily relates to the maturity of approximately $293,000 of short-term investments that were converted into operating cash reserves.  We invested approximately $80,000 into new property and equipment additions and projects under development by us.

Net cash flow provided by financing activities decreased by approximately $2,075,000, from the net cash flow provided from financing activities of approximately $2,157,000 for the nine months ended September 30, 2009 to net cash provided by financing activities of approximately $82,000 for the nine months ended September 30, 2010.  The decrease is primarily attributable to $2,339,000 in additional equity funding received in 2009.

We maintain an investor relations cash escrow account that was initially funded by $500,000 of proceeds received from the 2008 private placement, and an additional $250,000 received from the exercise of Series A Warrants and issuance of Series B Preferred Stock in June 2009.  The funds are to be used only for investor relations initiatives.  As of September 30, 2010 and December 31, 2009, we had a balance of approximately $115,000 and $203,000, respectively, in the account.

Impact of Inflation

We expect to be able to pass inflationary increases on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business.

Seasonality

Although our operating history is limited, we do not believe our services are seasonal except for future wind farm construction revenue which may be impacted by climate in the Upper Midwest.  Our wind farm development revenues may similarly be affected because a portion of these revenues are associated with our ability to reach final completion of the underlying projects.

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

Evaluation of disclosure controls and procedures

Our President and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded primarily based on the material weakness in internal control over financial reporting as reported in the Company’s Annual Report on Form 10-K filed on March 31, 2010 that the disclosure controls are ineffective as of September 30, 2010. Under the supervision and with the participation of management, as of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the nine-month period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

Not applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 12, 2010, the Board of Directors of Juhl Wind, Inc. (the "Company") authorized John Mitola, our President, to enter into our Company's repurchase program that allows the Company to purchase up to $200,000 of shares of its common stock from and after October 12, 2010.

On October 12, 2010, the Company entered into a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to facilitate repurchases of its common stock (the "Rule 10b5-1 plan").  The Rule 10b5-1 plan became effective on October 12, 2010 and will terminate in accordance with its terms. Repurchases may occur pursuant to the Rule 10b5-1 plan until the Company has repurchased shares of common stock equal to $200,000 or until the Rule 10b5-1 plan is terminated.   The Company may repurchase shares authorized under its Rule 10b5-1 plan, if at all, through open market purchases in accordance with Rule 10b-18 of the Exchange Act or pursuant to additional Rule 10b5-1 plans.  The number of shares to be repurchased and the timing of the repurchases will be based on the level of available cash and other factors, including market conditions, the terms of any applicable 10b5-1 plans and self-imposed black-out periods.

The Rule 10b5-1 plan allows the Company to execute trades during periods when it would ordinarily not be permitted to do so because it may be in possession of material non-public information, because of insider trading laws or due to self-imposed trading blackout periods. A broker chosen by the Company will have the authority, under the prices, terms and limitations set forth in the Rule 10b5-1 plan, including compliance with Rule 10b-18 of the Exchange Act, to repurchase shares on the Company's behalf. Because the repurchases under the Rule 10b5-1 plan will be triggered by certain share prices, there is no guarantee as to the exact number of shares that will be repurchased under the Rule 10b5-1 plan, or that there will be any repurchases at all pursuant to the Rule 10b5-1 plan.

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

3.3	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Stock of Juhl Wind, Inc. filed June 11, 2009 with the Delaware Secretary of State. [4]

3.4
Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Juhl Wind, Inc. filed September 28, 2009, with the Delaware Secretary of State [3]

3.5	Bylaws of the Company [1]

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated herein by reference from the Company’s Registration Statement on Form S-B filed with the Securities and Exchange Commission on March, 31, 2007.

[2]	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2008.

[3]	Incorporated herein by reference to the exhibits included with our Current Report on Form 8-K dated September 28, 2009 and filed with the Securities and Exchange Commission on September 28, 2009

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

JUHL WIND, INC. (Registrant)

Date: November 15, 2010	/s/ John Mitola
John Mitola
President