Form 10-K
period 2010-12-31
Juhl Wind, Inc
filed 2011-03-31
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐   No   ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes   ☐    No   ☒

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
Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

The aggregate market value of the 5,846,897 shares of common equity stock held by non-affiliates of the registrant was approximately $10,056,662 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sales price of the registrant’s common stock on the most recent date on which a trade in such stock took place prior thereto.  (Non-affiliate holdings of 5,846,897 common shares, closing price of $1.72).

As of March 24, 2011 the registrant’s outstanding common stock consisted of 21,328,669 shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report.  Important factors that may cause actual results to differ from projections include, but are not limited to, for example:  adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of our wind farms, the vulnerability of our wind farms to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, and other specific risks that may be referred to in this report.  All statements, other than statements of historical facts, included in this current report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements.  When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this report.  We undertake no obligation to update any forward-looking statements or other information contained herein.  Stockholders and potential investors should not place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.  Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate.  It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis.  Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

Unless the context otherwise requires, “we,” “our,” “us” and similar expressions refer to Juhl Wind, Inc., a Delaware corporation (formerly MH & SC Incorporated); Juhl Energy Development, Inc., a Minnesota corporation (“Juhl Energy”); or Juhl Energy Services, Inc., a Minnesota corporation (formerly known as DanMar and Associates, Inc.) (“Juhl Energy Services”), separately prior to our share exchange transaction on June 24, 2008, in which Juhl Energy and Juhl Energy Services became wholly-owned subsidiaries of Juhl Wind, and Juhl Wind, as successor to the business of Juhl Energy and Juhl Energy Services, after giving effect to the share exchange transaction, as well as Next Generation Power Systems, Inc., a South Dakota corporation (“NextGen”), which we acquired separately on October 31, 2008 and which is now our wholly-owned subsidiary, or Juhl Wind Asset Investment, Inc., a Delaware corporation (formerly known as Juhl Wind Project Lending, Inc.), which we formed as our wholly-owned subsidiary on May 19, 2010 (“Juhl Asset Investment”).

We use the following electrical power abbreviations throughout this prospectus: “kW” means kilowatt, or 1,000 watts of electrical power; “MW” means megawatt, or 1,000 kW of electrical power; “GW” means gigawatt, or 1,000 MW of electrical power; “TW” means terawatt, or 1,000 GW of electrical power; and “kWh,” “MWh,” “GWh,” and “TWh” mean an hour during which 1kW, MW, GW or TW, as applicable, of electrical power has been continuously produced.  Capacity refers to rated capacity.  References in this prospectus to “NCF” mean net capacity market, or the measure of a wind energy project’s actual production expressed as a percentage of the amount of power the wind energy project could have produced running at full capacity for a particular period of time, and references to “RECs” mean renewable energy certificates or other renewable energy attributes, as the context requires.

PART I

ITEM 1                                BUSINESS

BUSINESS OVERVIEW

Juhl Wind is a leader in community wind power development and management, focused on wind farm projects primarily in the United States and Canada.  Juhl Wind services all aspects of wind farm development including full development and ownership of wind farms, general consultation on wind projects, construction management of wind farm projects and system operations and management for completed wind farms.  Additionally, we sell renewable energy products such as remanufactured small wind turbines and solar systems to consumers, directly and through our dealer network.  Juhl Wind focuses on building 5 MW to 80 MW wind farms that are jointly owned by local communities, farm owners, environmentally concerned investors, and our Company.  The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power.

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

Since 1999, we have developed 18 wind farms, accounting for approximately 178 megawatts of wind power, that currently operate in the Midwest region of the United States. We are presently engaged in various aspects of the development of 23 wind farms totaling approximately 360 megawatts of community wind power.

Community Wind Power

Our wind power projects are based on the formation of partnerships with the local owners upon whose land the wind turbines are installed.  Over the years, this type of wind power has been labeled “community wind power” because the systems are locally owned by the landowners (often farmers).  Our Chairman and Principal Executive Officer, Daniel J. Juhl, was one of the creators of community wind power in the United States.  Community wind power is a specialized sector in the wind energy industry that differs from the large, utility-owned wind power systems that are also being built in the United States.  Community wind power is a form of community-based energy development (C-BED). Various states, including Minnesota and Nebraska (where we have projects in development), have enacted C-BED initiatives, which include mechanisms to support community wind power and are intended to make it easier for community wind power projects to be successful without putting an excessive burden on utilities.  Therefore, community wind power is both environmentally sustainable and an economic stimulus for the rural areas that it encompasses.

Historically, landowners in rural areas could only benefit from the development of wind farms in their community by leasing their land to large wind developers. These large developers would then sell the wind energy to the local utility company and retain a majority of the project’s profits. We provide what we believe is a better alternative for local communities by specifically concentrating on C-BED wind power projects that are locally owned. As a result, we believe that community wind power projects keep more dollars in local communities, preserve local energy independence, and protect the environment. Our goal, and Mr. Juhl’s focus for the past 30 years, is to share ownership with local interests and to build a network of locally-owned community wind power systems.

Business Strategy

Our business strategy is to leverage our portfolio of existing community wind power projects and to take on new developments located in the United States and Canada, where the following important conditions exist for successful developments: acceptable wind resources, suitable transmission access and an appropriate regulatory framework providing acceptable power purchase agreements and long-term utility agreements. Based on our pipeline of projects, we believe that we will experience consistent growth in the number of projects completed and the number of projects for which we are providing operational oversight. We expect that the continued growth in our project pipeline will act as a key competitive advantage as the community wind power industry grows throughout the United States and Canada.

Integral to Juhl Wind’s development efforts is the joint ownership structure created by the community wind model.  On implementing this model, a group of landowners are typically grouped together into the membership of the local entity, typically a limited liability company that becomes Juhl Wind’s partner in development.  By design, Juhl Wind’s projects are smaller as compared to larger wind farm projects, which make wind farm development less burdensome, including reducing the difficulties in locating available sites for wind farms, wind turbine supply, local construction, electrical interconnection and debt financing.   Thus, Juhl Wind’s projects cost less to build than large scale, multi-national or electric utility owned wind farms.  Our typical community wind farm projects range in size from 10 to 50 megawatts, equivalent to $20 to $100 million development costs for the projects.  Based on this size, community wind farms are a viable and a relatively undiscovered niche in the market.

Juhl Wind develops its community wind projects similar to the way any utility or independent power developer builds and operates traditional power plants.  Juhl Wind is the developer, operator and maintenance provider for the wind farms.  The wind farm systems are built to meet wind power production goals established by the electric utility buyer as required by the power purchase agreement (the “PPA”).  This PPA typically provides for a 20 year term in the agreement from the electric utility.  Since the primary cost of wind power is the initial capital cost of the system, each wind farm benefits from a steady stream of reliable revenue and cash flow for decades.

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

On June 24, 2008, we entered into a Securities Exchange Agreement with Juhl Energy and Juhl Energy Services and, for certain limited purposes, their respective stockholders. On June 24, 2008, the exchange transaction provided for in the Securities Exchange Agreement was completed and Juhl Energy and Juhl Energy Services became our wholly-owned subsidiaries. Juhl Energy Services and Juhl Energy were formed as Minnesota corporations in October 2001 and September 2007, respectively, and have been in the wind energy business since formation.

Pursuant to the Securities Exchange Agreement, at closing, the two former beneficial stockholders of Juhl Energy and Juhl Energy Services received a majority of 15,250,000 shares of our common stock, representing approximately 60.6% of our outstanding shares of common stock, inclusive of shares of common stock issuable upon the conversion of our Series A convertible preferred stock sold in our concurrent private placement. In exchange for the shares we issued to the former Juhl Energy and Juhl Energy Services stockholders, we acquired 100% of the outstanding common stock of Juhl Energy and Juhl Energy Services. The consideration issued in the exchange transaction was determined as a result of arm’s-length negotiations between the parties.  Concurrently with the closing of the exchange transaction, we also completed a private placement to institutional investors and other accredited investors, in which we received aggregate gross proceeds of $5,160,000.

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

Following the exchange transaction, we succeeded to the wind farm development and management business of Juhl Energy and Juhl Energy Services.  Prior to the exchange transaction, there were no material relationships between us and Juhl Energy or Juhl Energy Services, between Juhl Energy or Juhl Energy Services and our affiliates, directors or officers, or between any associates of Juhl Energy or Juhl Energy Services and our officers or directors. All of our pre-exchange transaction liabilities were settled on or immediately following the closing.

Through the share exchange transaction, the stockholders of our privately-held predecessors, Juhl Energy and Juhl Energy Services, received a majority of the outstanding shares of MH & SC and their officers and directors assumed similar positions with MH & SC.  Following the share exchange transaction, we changed our corporate name to Juhl Wind, Inc.

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

INDUSTRY AND MARKET OVERVIEW

This report includes market and industry data that we have developed from publicly available information, various industry publications and other published industry sources and our internal data and estimates.  Although we believe that the publications and reports are reliable, we have not independently verified the data.  Our internal data, estimates and forecasts are based upon information obtained from trade and business organizations and other contacts in the market in which we operate and our management’s understanding of industry conditions.

As of the date of the preparation of this report, these and other independent government and trade publications cited herein are publicly available on the Internet without charge.  Upon request, the Company will also provide copies of such sources cited herein.

Energy Demand

Demand for electricity has dramatically increased as our society has become more technologically driven, and this trend is expected to continue. Significant new capacity for the generation of electricity will be required to meet anticipated demand. According to the U.S. Department of Energy, Energy Information Administration’s (”EIA”) “Annual Energy Review 2009,” nearly half of all electricity produced in the United States was generated by coal, which is the largest source of carbon dioxide in the atmosphere. Other major sources of electricity in 2009 were nuclear (20%), natural gas (23%), hydropower (7%), and “other,” which consists of, among other things, wind, petroleum, wood and waste (5%).   According to the U.S. Department of Energy EIA’s “Annual Energy Outlook 2011: With Projections to 2035 Early Release Overview,” total coal consumption, mostly for electric power generation, is projected to increase from 19.7 quadrillion Btu in 2009 to 25.2 quadrillion Btu in 2035. More intense use of current power plants and the completion of new power plants currently under construction  are credited for this increase, according the EIA’s “Annual Energy Outlook 2011: With Projections to 2035 Early Release Overview.”

Overall, EIA expects a 4.7% increase in total annual consumption of electricity across all sectors during 2010 and little change during 2011.

Most of the world’s primary energy sources are based on the consumption of non-renewable resources such as petroleum, coal, natural gas and uranium. However, while still a small segment of the energy supply, renewable sources such as wind power are growing rapidly in market share. Wind power delivers multiple environmental benefits. Wind power operates without emitting any greenhouse gases and has one of the lowest greenhouse gas lifecycle emissions of any power technology. Wind power results in no harmful emissions, no extraction of fuel, no radioactive or hazardous wastes and no use of water to steam or cool. Wind power projects are developed over large areas, but their carbon footprint is light. Farmers, ranchers and most other land owners can continue the vast majority of their usual activities after wind turbines are installed on their property.

Wind Power Generation

According to the U.S. Department of Energy EIA’s publication “Renewable Resources in the U.S. Electricity Supply,” wind power generation was projected to increase eight-fold between 1990 and 2010, a rate of 10.4% per year.  Annual growth in the global wind energy capacity for the past ten years has averaged 28% per year according to the Global Wind Energy Council’s (“GWEC”) “Global Wind 2009 Report”.  This 2009 GWEC Report stated an increase of 31.7% in total global wind power capacity, despite the global economic and financial crises occurring in late 2008.  Although wind power produces under 1% of electricity worldwide according to the GWEC’s “Global Wind 2007 Report,” it is a leading renewable energy source and accounts for 20% of electricity production in Denmark, as of 2009 (according to the GWEC’s “Global Wind 2009 Report”).  Elsewhere in the European Union, wind power generation represented more than 14% of Spain’s electricity demand, and about 7.5% of the net power consumption in Germany (according to the GWEC’s “Global Wind 2009 Report”).  In the United States, according to the GWEC’s “Global Wind 2009 Report,” wind power now covers 2% of the country’s total electricity demands.  The GWEC’s “Global Wind 2008 Report” predicts that wind power is positioned to supply 10% to 12% of global electricity demand by 2020, reducing carbon dioxide omissions by 1.5 billion tons annually.  However, in the United States, wind output only meets a small portion of the nation’s overall demand for electricity at around 2%.

Wind power has become a mainstream option for electricity generation, and we believe that it is a critical element to solving climate change and delivering cost-effective domestic power in the United States. The U.S. wind power industry has experienced continuing growth from 2007 through 2009, with 2009 exceeding all previous records and being the largest year for wind installations in U.S. history, according to the AWEA’s “U.S. Wind Industry Annual Market Report 2009.”  This publication reported that over 10,000 MW of wind capacity was installed in 2009.  According to the GWEC “Global Wind 2009 Report,” the United States broke all previous records by installing nearly 10,000 MW of new wind generating capacity during 2009.  Similarly, the GWEC “Global Wind 2008 Report” and the GWEC’s “Global Wind 2007 Report,” stated, respectively, an industry growth of 50% in 2008, and an industry growth of 45% in 2007.    There is also strong popular support for a national Renewable Energy Standard (“RES”), according to AWEA’s “Wind Industry Highlights of 2009” press release.  An AWEA poll released in May 2009 showed that 75% of Americans supported an RES requiring that 25% of the nation’s electricity be generated by renewable energy by 2025.  Moreover, the press release stated that the use of wind energy will lead to favorable environmental results: the electricity generated by the wind turbines installed in the U.S. through 2009 will avoid the emission of over 57 million tons carbon dioxide and will avoid the emission of 80,000 metric tons of smog-causing nitrous oxide, annually.  According to the GWEC “Global Wind 2009 Report,” the new wind projects installed in 2009 accounted for enough new power generating capacity to serve over 2.4 million average American homes.  In 2009, wind projects provided about 39% of all new electric generating capacity, according to the AWEA’s “U.S. Wind Industry Annual Market Report 2009.”  Total, wind provided 1.8% of U.S. power in 2009.  As of the close of 2010, nationwide wind power capacity totaled 40,180 MW, a 15% increase in capacity over the start of 2010, according to AWEA’s “U.S. Wind Industry Year-End 2010 Market Report.”  Although U.S. wind turbine manufacturing activities in 2010 did not exceed 2009’s record pace, the U.S. began 2011 with over 5,600 MW under construction and industry experts expect 2011 numbers to finish ahead of 2010’s, according to an early 2011 press release from the AWEA (“AWEA 2011 Press Release”).  According to the AWEA 2011 Press Release, wind costs have dropped over the past two years and are now competitive with natural gas costs for new electric generation.

In 2009, the United States was second in wind power installations, coming in only behind China, as reported by the AWEA in its “U.S. Wind Industry Annual Market Report 2009.”  In total installed wind capacity, the U.S. again led the rest of the world, at over 35,000 megawatts, according to the GWEC’s “Global Wind 2009 Report.”  China and Germany followed the U.S. in 2009.  In 2008, according to the GWEC “Global Wind 2008 Report,” the United States led the world in wind power installations and global wind capacity increased by more than 20,000 megawatts in 2008, with installation of 8,358 megawatt capacity in the United States alone. China and India were the second and third largest wind power growth countries in 2008 with 6,300 megawatts and 1,800 megawatts of wind power capacity added, respectively, according to the report.

Wind power can deliver zero-emissions electricity in large amounts. According to the American Solar Energy Society’s report, dated January 2007, “Tackling Climate Change in the U.S.”, energy efficiency and renewable energies can provide most, if not all, of the U.S. carbon emission reductions needed to keep atmospheric carbon dioxide levels at no more than 450 to 500 parts per million, the level targeted in the more protective climate change bills before the U.S. Congress. According to this report, wind power would offer a large carbon reduction “wedge” by contributing a 35% relative share from among the various renewable energy contributors, and can constitute about 20% of the U.S. electricity supply by 2030.

According to the Emerging Growth Research, LLP’s Industry Report “U.S. Wind Sector” dated December 29, 2008, which we refer to as the “Emerging Growth Report 2008,” the domestic wind capacity installed as of the end of 2008 is equivalent to the capacity of approximately 35 average sized coal-fired power plants.  Considering that each average size coal-fired power plant in the United States produces about 3,000,000 tons of carbon emission each year, currently-installed wind power capacity is reducing total carbon emissions by just over 105,000,000 tons each year.

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

In July 2008, the U.S. Department of Energy issued a report entitled “20% Wind Energy by 2030”, discussing the viability of the potential for wind energy in the United States to grow to approximately 305 gigawatts from 2007’s level of approximately 11 gigawatts. This projected level of growth is estimated to cost billions of dollars per year for the next 22 years of growth. Community wind systems will make up a segment of this growth, leading to what we estimate will be significant growth in community wind farm systems. According to its “Wind Industry Highlights of 2009” press release, AWEA gave the roadmap outlined in the “20% Wind Energy by 2030” report a “B” for the 2008 progress toward achieving the goal. This progress grade, the first of its kind, will be issued annually and was prepared by an AWEA in-house team of experts, some of whom worked on the Department of Energy report. The progress grade examines progress in four areas: Technology Development, Manufacturing, Siting, and Transmission & Integration.

AWEA’s “Wind Power Outlook 2010” reported that the new wind projects installed in 2009 added nearly 10,000 megawatts (MW) of generating capacity.  Although, these new installations broke all previous wind installation records, the total number of jobs in the wind industry  at the end of 2009 was essentially the same as that at the end of 2008 (according to the GWEC’s “Global Wind 2009 Report,” those holding jobs in the U.S. wind industry now is around 85,000).  Further, according to the AWEA, wind power installations of 1,634 megawatts in the first half of 2010 were down 72% from 2009.  The report predicted that wind power installations would continue to grow in 2010, but cautioned that this growth is conditional on Congressional policies, as a strong long-term policy is needed.   The report also predicted that the average generating capacity of wind turbines could grow within the next few years.  AWEA based this prediction on the fact that, in 2009, there was a shift towards larger turbines: over 1,000 turbines larger than 2 MW were already in operation in 2009, and an order was placed at the end for 2009 for three hundred (300) 2.5 MW turbines.

Preliminary estimates by the EIA indicate that wind power capacity grew by at least 3,657 megawatts during 2010, which is the lowest capacity addition since 2006.  Capacity is expected to grow at a similar pace in 2011, increasing wind generation by 43 gigawatthours per day (16%) during 2011.

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

Juhl Wind – Full Service Development of Community Wind Farms

In light of these factors and the resulting increase in demand for wind power, we believe that we are uniquely positioned to experience long- term growth and development of specific community wind farms throughout the United States. We can provide full-scale development of community wind farms across the range of required steps including:

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

•	negotiation and execution of power purchase agreements,

•	construction financing,

•	vendor terms, including vendor financing,

•	arrangement of equity and debt project financing,

•	construction oversight and services,

•	project commissioning,

•	turbine maintenance services, and

•	management of wind farm operations.

In addition, we can provide general consulting services to help local stake holders evaluate possible projects and initiate their development. We will often take on the entire development process including virtually all of the services outlined above. As project developer, we arrange every aspect of the development process and receive payment for the services as certain steps are accomplished. After establishing that a project has appropriate wind resource and transmission interconnection, we would move on to complete land rights agreements, community limited liability company structures and the power purchase agreement with the local utility.

Our Community Wind Farm Portfolio

We believe that we have completed and placed into service more community wind power systems than any other U.S. enterprise. To date, we have developed 18 community wind farms, totaling approximately 178 megawatts of installed power, located primarily in the Buffalo Ridge area of southwestern Minnesota. We selected Buffalo Ridge because of its high altitude (approximately 2,000 feet above sea level) and high average wind speed, making it, in our opinion, an ideal location for wind-based energy production.

In addition to the first 18 wind farms developed by us, we have another 23 community wind projects in various phases of development totaling approximately 361 megawatts of operating capacity.  These projects are primarily located in the states of Minnesota and Nebraska.

A sample of the projects, which are in the phase of development referenced below, include but are not limited to the following:

Project Name	Megawatts	Phase
Completed wind farm developments	178	Operational

Valley View, MN	10	Financing/Construction 2011
Crofton Hills, NE	40	Construction 2011, 2012
Winona County, MN	1.5	Financing/Construction 2011
Kittson/Marshall, MN	80	Interconnection Study/Construction 2012
Gunderson Lutheran	5	Interconnection Study/Construction 2011
Kennedy/Kittson, MN	20	Interconnection Study
17 Additional Midwest Projects	205	Initial Study/Feasibility

  Note: From time to time some of our projects are not listed publicly due to the preferences of local owner groups or competitive issues facing our business.  However, we strive to provide regular updates to our projects listing via press releases and corresponding updates to our corporate website, www.juhlwind.com.

With respect to the projects that are yet to commence construction, it is difficult to predict the timing of construction as it subject to numerous risks and uncertainties.  Thus, some of the project listed above may not commence construction until after 2011 or at all.  Even once a project commences operations, it may not meet our original expectations about how much energy it will generate or the returns it will achieve.

Overall, based on our pipeline of projects, we believe that we will experience consistent growth in the number of projects completed and the number of projects for which we are providing operational oversight. We expect that the continued growth in our project pipeline will act as a key competitive advantage as the community wind power industry grows throughout the United States and Canada.

COMPETITIVE ADVANTAGES/STRENGTHS

We believe that we have a number of competitive advantages in the community wind energy production sector:

Proven Record in Developing Wind Farm Projects.  One of our key advantages being that we have completed 18 community wind farm projects to date and currently have 23 wind farm projects in various developmental stages, representing approximately 361 megawatts of generating capacity of electricity and almost $580 million in project development. We expect that when owners of new projects consider retaining a development enterprise, the ability to point to actual projects completed, along with the extensive knowledge base developed and relationships necessary to get the job done, will provide us an edge in winning projects in the future. These relationships include those with utility power purchasers, equity and debt project finance sources, turbine suppliers and constructors.

For community wind projects to be completed successfully, projects must be constructed in a cost-effective manner. In the course of completing 18 projects to date, we have been able to demonstrate to project owners, equity investors and lenders, that we can build wind farms on a cost-effective basis.

Experienced Management Team.  Led by an industry leader, Dan Juhl, our development team is unmatched in its general experience, credibility and proven track record.

We believe that our experience in developing community wind farms in new market areas and in operating energy companies will enable us to continue to successfully expand our development portfolio. Further, we believe our management’s understanding of deregulated energy markets enables us to maximize the value of our development portfolio. Our team has experience in site selection, market analysis, land acquisition, community relations, permitting, financing, regulation and construction.

Established Local Presence.  In the Midwest U.S. markets where we are active, our management team maintains local presence and promotes community stakeholder involvement. By maintaining our principal office in Woodstock, Minnesota and satellite offices in Minneapolis, Minnesota and Chicago, Illinois, and becoming involved in local community affairs, we develop a meaningful local presence, which we believe provides us with a significant advantage when working through the local permitting processes and helps to enlist the support of our local communities for wind farms. We believe that our local approach has enabled us to secure approvals and support for our projects in regions that have historically voiced meaningful opposition and has given us a significant advantage over competitors, who are not as active in the local communities in which we are developing wind farms. Our management’s active participation in the state and local regulatory and legislative processes has led to the growth of community wind across the Midwest.

Turbine Access.  We maintain good working relationships with turbine suppliers who are actively marketing turbine equipment in our market area, with extensive experience to determine suitability of turbine technologies for our projects.  We have entered into a non-binding term sheet with a turbine supplier to provide wind turbine generators for four projects currently under development totaling approximately 150 MW of electricity generating capacity.  The procurement of these wind turbines are subject to the completion of definitive agreements for the terms of supply, construction and financing arrangements.

Ownership-Sharing Structure with Land Owners

Through our community wind approach, we involve local stakeholders (such as farmers) by establishing a limited liability company that extends ownership to the participants along with the initial equity investor. Land owners are critical to any wind farm because wind turbines must be placed in open areas requiring a large amount of land necessary to “harvest the wind.” Turbines are typically placed on a small plot of land, and less than one acre is removed from normal use (such as farming or grazing) for each 50 acres of wind resource captured. Turbines must be spaced a certain minimum distance apart to avoid “shadowing” each other and reducing power output. By integrating the land owners into the land rights and ownership structures, we can allow a wind-enabled farm to more than double the annual net income from cultivation or grazing. As a project developer, we assist in finding financing, securing the contract with a utility to buy the electricity produced, negotiation of a turbine supply agreement and construction of the system, and arrange for operation of the wind farm.

As a leader of community wind power, we have been able to offer what we believe is a unique ownership-sharing formula with land owners and local communities that provide us with an ongoing competitive advantage in this large and open sector of the wind energy arena.  Some of the key advantages of our approach are driven by the fact that our projects are medium-sized which provide the following key benefits:

•	the 1 to 50 megawatt size of our wind farm projects benefit from a lower cost per megawatt of installed power and are quicker to build, which provides for a higher return on investment;

•
the development of these projects secures economic benefits to the local community bringing construction, legal and regulatory work to rural areas by engaging local land owners, engineers, bankers and contractors to assist in the building and maintenance of the projects;

•	the development of these community wind farm projects lend itself to easier land aggregation for the building of the wind farms;

•	easier and less expensive transmission and, in general, projects which are much easier to build. End users generally receive electricity through an already established local utility grid;

•	the landowner and local community retain more by sharing ownership with the developer and excluding external interests, which creates a more sustainable energy future; and

•	easier to obtain regulatory permits and to secure project financing through established and/or local resources due to the size of each project.

In addition, while mega-wind projects have gained wide attention, we believe we are uniquely positioned as the only publicly traded community wind power company in the U.S. committed to and building projects in the 1 – 50 megawatt sector, which has received considerable attention in the industry.  This market is largely overlooked by larger developers.  This oversight provides an opportunity to rapidly increase our market share and expansion plans.

Significant Milestones for Juhl Wind

Since becoming a public company in 2008, we have achieved several significant milestones:

•	we have secured institutional investments of over $7 million available for use as working capital;

•
we acquired NextGen which specializes in smaller scale wind turbine and solar systems.  This acquisition brings smaller wind turbine and solar expertise to the Company to enhance and expand our existing community wind power product and service offerings; in turn, we received $1 million during 2009 and 2010 from a licensing and distribution arrangement for the NextGen technology.

•	we completed the development on four wind farms totaling 61 MW of installed wind power:
o	the 20 MW Grant County wind farm in 2010,
o	a 1 MW wind farm commissioned in 2010 in Woodstock.
o	two wind farms in Meeker County totaling 40 MW; commissioned in March 2011

•	we commenced construction on two additional wind farms in 2010, including the following:

o	a 1.5 MW project in Winona County, Minnesota, and
o	a 10 MW project in Valley View, Minnesota.

•
we have worked to align ourselves with environmentally friendly concerned investors and non-traditional banking institutions to provide financing options for investment in our projects, as well as with traditional bank financing;

•
we have entered into strategic relationships with industry partners to continue our ability to develop projects in our pipeline.  These relationships with turbine suppliers, a wind consulting firm and others will benefit our continued growth in the community wind power industry with the development and completion of further community wind power projects;

•
we have formed a wholly-owned lending subsidiary, Juhl Wind Asset Investment, in order to supplement financing to our community wind farm projects under development, and avoid delays and difficulties of obtaining financing from traditional lending sources; Juhl Wind Asset Investment made its first initial investment in March 2011 in the Valley View wind farm.

•
we assisted in application and receipt of a $12,564,150 U.S. Stimulus Grant for the 20 megawatt Grant County Wind Project in the fourth quarter of 2010.  The grant was issued by the U.S. Treasury Department in accordance with the American Recovery and Reinvestment Act of 2009.  The proceeds of the grant went toward partial payments of construction financing arranged by Juhl for the community wind project; and

•
we assisted in closing of permanent equity financing for the Grant County and  Meeker County projects totaling approximately $90 million in March 2011, and the completion of a $13 million construction and bridge loan financing for the Valley View project in March of 2011.

GROWTH STRATEGIES

Our strategic growth plan for 2011 consists of the following key elements:

Wind Farm Development, Construction and Management Services:

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

•
We intend to expand business relationships within the investment community both in the U.S. and abroad in order to assist project owners in obtaining construction financing and end project equity and debt financing for wind farm developments. This will include consultation with the local owners with regard to raising capital in private or public equity funds that would invest in the wind project developments.

•
We expect to create relationships as a community stakeholder. We prioritize the creation of strong community relationships that we believe are essential to generating support and securing land and permits necessary for our wind farms. Our team works closely with the landowners who will host the wind farms to ensure that they fully understand the impact of the turbines. Throughout the development process, we assess and monitor the community’s receptiveness and willingness to host a wind farm in the project area. This proactive involvement in the community also enables us to submit permit applications that comply with local regulations while addressing local concerns.

•
We expect to work with governmental agencies to help us incentivize the creation of community wind farms and their ability to obtain power purchase agreements, and offer favorable tax treatment for owners and investors.  Further, we intend to use tax equity financing arrangements in order to monetize the value generated by production tax credits (or alternatively, investment tax credits or treasury cash grants) and accelerated tax depreciation that are available to wind generation projects .

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

•
We believe that the formation of Juhl Wind Asset Investment will provide us the ability in the future to provide supplemental funding to our wind farm development projects from the issuance and sale of securities.  This will allow us to more quickly bring projects through the early development and construction stages.

As a result of the relationships we have established and niche markets we have identified, we have been able to lay the groundwork for 2011 and beyond.  Some of the areas of focus moving forward include the following:

•	moving into a larger market of smaller projects;

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

Through the current date, NextGen has focused its business on purchasing used wind turbine equipment mostly from California for the purpose of re-manufacturing and reselling the units in the Upper Midwest.  As of December 31, 2010, NextGen has sold 56 wind turbine units since its inception in 2005.

Sales and Marketing

We derived approximately 79% of our  revenue in 2010 from five customers mostly as a result of the wind farm construction activities, and 78% of our revenue in 2009 was from two customers as a result of wind farm construction activities.

Historically, Juhl Energy Services and Juhl Energy have not relied on any direct sales or marketing efforts for wind farm development and management, but have gained exposure through trade publications, word of mouth, and industry conferences. We currently have a pipeline of projects we believe will last at least two years and it is being supplemented on an on-going basis without direct selling efforts. We anticipate being able to add a significant number of projects to this pipeline driven primarily by Dan Juhl, John Mitola and an expanding development team, trade publications, industry events and word of mouth. Our web site, www.juhlwind.com, also serves as a marketing tool. If, at some point, management determines the pipeline of potential customers is less than anticipated or desired, or if we are unable to sustain our desired rate of growth and expansion with these sales and marketing methods, we will reevaluate the sales and marketing efforts and address the issue at that time.

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

Competition

Within the U.S. wind power market itself, there is also a high degree of competition, with growth opportunities in all sectors of the industry regularly attracting new entrants. For example, in 2011, our management believes, based on our industry observations that over 15 utility-scale wind turbine manufacturers are selling turbines in the United States market, up from only six in 2005 of which we were aware.  Further, the enactment of the American Recovery and Reinvestment Act in February 2009 provides a greater tax incentive for companies in the renewable energy industry, which may lead to more entrants in the wind power development market, who will have an overall increased need for wind turbines.

New entrants in the wind power development market, however, face certain barriers to entry.  The capital costs of buying and maintaining turbines are high.  There is increased difficulty and uncertainty in obtaining long-term power purchase contracts from utilities, even in the face renewable energy portfolio standards in over 30 states.  Other significant factors include the cost of land acquisition, the availability of transmission lines, land use considerations and the environmental impact of construction and operations. Finally, another critical barrier to entry into the wind power development business is the necessary experience required to bring projects to the point where they are able to secure agreements with respect to connecting to the existing electricity transmission network, power purchase agreements and project financing for construction.

We are aware of four companies that are working in the community wind power area and which management views as being competitive with certain aspects of our company.  The first, Nacel Energy, is a community wind development company founded in 2006 and focused on developing community wind projects in Texas and Kansas. To our knowledge, Nacel Energy has yet to fully complete the development of a project.  The second, Wind Energy of America, is located in and focused on community wind power in Minnesota and is currently employing a strategy where it purchases rights to current or developing wind projects.  The third, Own Energy, Inc. is a New York-based privately-held developer who states that they have 26 projects under development across 12 states. The fourth, National Wind LLC, is a Minnesota-based developer that has completed one project.

Exelon has also entered into the wind power market, through the formation of Exelon Wind, where it owns and operates wind projects.  It has 36 wind projects in eight states, adding 735 operating megawatts.

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

Suppliers

As the primary operating equipment for our wind farm development projects, wind turbines are integral to our wind project development.  As compared with demand for wind turbines, there are a limited number of turbine suppliers, which limits the current production capacity.   Thus, the cost of wind turbines represents the majority of our wind energy project investment costs.

Wind turbines come in a variety of sizes, depending upon the use of the electricity. A large, utility-scale turbine described above may have blades over 40 meters long, meaning the diameter of the rotor is over 80 meters (nearly the length of a football field). The wind turbines might be mounted on towers 80 meters tall (one blade would extend half way down the tower), produce 1.8 megawatts of power (1800 kilowatts), supply enough electricity for 600 homes and cost over $1.5 million. Wind turbines designed to supply part of the electricity used by a home or business is much smaller and less costly. A residential - or farm-sized turbine - may have a rotor up to 15 meters (50 feet) in diameter mounted on a metal lattice tower up to 35 meters (120 feet) tall. These turbines may cost from as little as a few thousand dollars for very small units and up to $80,000 excluding installation costs.

Our principal suppliers of our wind farm projects primarily consist of suppliers of wind turbines, wind turbine parts and various electrical supplies and services relating to wind turbine operation. We also source, as needed, wind studies and electrical engineering expertise from outside suppliers. With respect to wind turbines and related items, to date, our principal suppliers have been Suzlon Energy Limited, Alstom Power, and Vestas Wind Support Systems A/S for turbines; Fagen, Inc. for subcontracted construction services, and Abaris EC, LLC, Echo Group, Inc., Muth Electric Inc. and Motion Industries, Inc. for electric services and supplies. We have used WindLogics, Inc. and AWS Truewind for wind studies and Consulting Engineer Group, Inc. and Hoerauf Consultants, Inc. for specialized electrical engineering. Our business is not dependent on any one supplier and our list of suppliers is changing and expanding on an ongoing basis as the market for wind power continues to expand and new suppliers enter with advanced products, technologies and services.

One way to secure our supply needs and develop strong relationships with turbine suppliers is to establish framework agreements.  We have entered into a non-binding term sheet with a turbine supplier to provide wind turbine generators for four projects currently under development totaling approximately 150 MW. The procurement of these wind turbines are subject to the completion of definitive agreements for the terms of supply, construction and financing arrangements.

Customers

Our wind farm projects sell electricity and associated RECs primarily to local utilities under multi-year PPAs. For the year ended December 31, 2010, the electrical production we sold to Northern States Power Company d/b/a Xcel Energy represented 100% of our sales.  This PPA typically provides for a 20 year term in the agreement from the electric utility. The utility normally maintains ownership of any Renewable Energy Certificates (“green tags”) that are associated with the power generated by the projects.  Since the primary cost of wind power is the initial capital cost of the system, each wind farm benefits from a steady stream of reliable revenue and cash flow for decades.

Government Regulation

Overview – Utility Regulation

Traditionally, utility markets in the United States have been highly regulated. The U.S. power industry is currently in transition as it moves toward a more competitive environment in wholesale and retail markets. The commercial viability of wind power will increasingly depend upon pricing as the trend toward deregulation continues.

To the extent of our involvement in the construction, operation and maintenance of wind farms, including the sale of electricity to utilities, we are subject to regulation by various federal, state and local government agencies. The federal government regulates the wholesale sale and transmission of electricity in interstate commerce and regulates certain environmental matters. States and local governments regulate the construction of electricity generating and transmission facilities, the intrastate sale of electricity, and environmental matters.   Below is a brief summary of some of the pertinent laws that are applicable to our business, but such disclosure is not exhaustive of all such laws that we come into contact with operating our business.

Federal Energy Regulatory Commission

        As a company that generates electricity through our wind farm projects, our projects may be subject to government regulation as “public utilities” by the Federal Energy Regulatory Commission (the “FERC”) under the Federal Power Act of 1935 (the “FPA”).    The FERC regulates as "public utilities" those entities that own or operate facilities used for the wholesale sale of electric energy in interstate commerce.

        Certain small power production facilities may qualify as "qualifying facilities" ("QFs") if the wind powered generating facility has a generating capacity of 80 MW or less.   QFs whose primary source is renewable energy such as wind have the right to sell energy or capacity to a utility through an interconnection agreement and is exempt from certain laws  including, but not limited to  rate regulation and reporting and accounting requirements of the FPA, for facilities with a generating capacity of 30 MW or less.  However, the FERC must first find that a QF has non-discriminatory access to wholesale energy markets having certain characteristics, including non-discriminatory transmission and interconnection services provided by a regional transmission entity in certain circumstances with respect to its exemption from rate regulation.  For any of our project that may be non-exempt from the jurisdiction of the FERC, such projects would be subject to rate regulation and the obligation to obtain FERC rate schedules for wholesale sales of energy and capacity.

Most of wind development projects that have a generating capacity of 20 MW or less are QFs that are exempt from most aspects of FERC regulation.

Minnesota Public Utility Commission

A majority of our wind farm projects are subject to the rules and regulations under the jurisdiction of the Minnesota Public Utility Commission’s Energy Facilities Unit (the “Commission”), which manages state oversight of proposals to construct energy facilities in Minnesota, which include wind power generation plants and facilities. The Commission’s jurisdiction may include a state Certificate of Need and/or a state Site or Route Permit. Applications for projects, such as wind power generation power facilities, subject to the Commission’s jurisdiction are filed with the Commission in compliance with state statues and administrative rules.  The Commission's procedures for review of proposed energy facilities incorporate compliance with the Minnesota Environmental Policy Act and provide for broad spectrum public participation, including timely public notice and multiple opportunities for public comment.  The Commission's decisions preempt local jurisdictional authority.

Overview- Renewable Energy Government Incentives

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

Various state and federal governments have placed restrictions on fossil fuel emissions, and it is anticipated that additional requirements for limitation of such emissions will continue. Substituting wind energy for traditional fossil fuel-fired generation would help reduce carbon dioxide emissions due to the environmentally-friendly attributes of wind energy. According to the U.S. Department of Energy, EIA’s “International Energy Outlook 2006”, updated January 21, 2009, the United States had the second highest carbon dioxide emissions of all the countries in the world in 2006, with 5,902.75 billion metric tons.  This number was second only to China which had 6,017.69 billion metric tons. According to the U.S. Department of Energy, EIA’s “Annual Energy Review 2008”, from 1990 to 2007, carbon dioxide emissions from the United States’ electric power industry has increased by a cumulative amount of 28.7%, from 1.8 billion metric tons to 2.4 billion metric tons.

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

According to the Federal Energy Regulatory Commission’s “Renewable Power & Energy Efficiency Market: Renewable Portfolio Standards” report, RPS programs at the state level have proliferated since the late 1990s and, as of August, 2010, 29 states and the District of Columbia had adopted some form of RPS program. The report also indicates the District of Columbia and 19 states have renewable mandates.  Additionally, the District of Columbia and 16 states have final targets of 20% or higher.  This report from the Federal Energy Regulatory Commission derived its data from the Lawrence Berkeley Labs, State Public Utility Commission, and the Pew Center on Global Climate Change.

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

The PTC was originally enacted as part of the Energy Policy Act of 1992 for wind parks placed into service after December 31, 1993 and before July 1, 1999. The PTC subsequently has been extended six times, but has been allowed to lapse three times (for periods of three, six and nine months) prior to retroactive extension. Currently, the PTC is scheduled to expire on December 31, 2012.  This expiration date reflects a three-year extension passed under the American Recovery and Reinvestment Act enacted in February 2009.  Moreover, according to American Wind Energy Association’s “Wind Power Outlook 2010,” a new incentive was added as part of expanding the PTCs.  The provision as passed under the American Recovery and Reinvestment Act allowed wind farm developers to receive a direct payment from the government, rather than the previously existing PTC.  This provision provided more than $1.5 billion capital to different wind projects in 2009,

Accelerated Tax Depreciation.   Tax depreciation is a non-cash expense meant to approximate the loss of an asset’s value over time and is generally the portion of an investment in an asset that can be deducted from taxable income in any given tax period. Current federal income tax law requires taxpayers to depreciate most tangible personal property placed in service after 1986 using the modified accelerated cost recovery system, or MACRS, under which taxpayers are entitled to use the 200% or 150% declining balance method depending on the class of property, rather than the straight line method. Under MACRS, a significant portion of wind park assets is deemed to have depreciable life of five years which is substantially shorter than the 15 to 25 year depreciable lives of many non-renewable power supply assets. This shorter depreciable life and the accelerated and bonus depreciation methods result in a significantly accelerated realization of tax depreciation for wind parks compared to other types of power projects. Wind energy generators with insufficient taxable income to benefit from this accelerated depreciation often monetize the accelerated depreciation, along with the PTCs, through forming a limited liability company with third parties.  In addition, the 2010 Tax Relief Act allows 100% bonus depreciation for qualified wind farm assets put in service after September  8, 2010 and before January 1, 2012.

American Recovery and Reinvestment Act of 2009.   On February 13, 2009, the U.S. Congress passed a stimulus package known as The American Recovery and Reinvestment Act of 2009 (the “Recovery Act”).  The Recovery Act has the potential to substantially impact the market for renewable energy initiatives. Approximately $40 billion in spending was appropriated for clean energy initiatives and an additional $20 billion is estimated for new and modified tax incentives.  According to a discussion at Windindustry.org, the Recovery Act’s goal opens up new sources of funding for renewable energy at a time when the wind energy industry is set for even more growth.  The Recovery Act contains a number of provisions that focus on the growth of the wind industry.  Some of the pertinent provisions of the Recovery Act include the following: (i) three-year extension of the federal wind energy production tax credit (PTC) so that eligible projects placed in service by the end of 2012 will qualify for the credit; (ii) option for a thirty percent (30%) investment tax credit (ITC) instead of the PTC; (iii) option to convert the ITC into a cash grant for wind projects placed in service before 2013 (“1603 Cash Grant”); (iv)  eliminates the dollar cap on residential small wind and solar for ITC purposes, and (v) additional loan guarantees, bonds and tax incentives.   These programs enacted under the Recovery Act allow community wind farms, such as our Company, to take advantage of these funding opportunities.  This has the potential to attract more investors who may not have enough passive activity income to realize the PTC.  The 1603 Cash Grant program  means the value of the ITC can be realized, even if the taxpayer cannot take advantage of the credit.   We believe that the cash grant program will allow us to enhance our ability to attract equity investors for our community wind projects. Which credit a taxpayer uses will depend upon an analysis of the project revenue and cost projections as well as analysis of the investor tax appetite.

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

Further, on December 17, 2010, President Obama, as part of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, signed into law a one-year extension of the popular renewable energy cash grant in lieu of tax credit program established by Section 1603 of the American Recovery and Reinvestment Tax Act of 2009. To qualify for a cash grant under the extended program, a taxpayer must place "specified energy property" in service in 2009, 2010, or 2011, or after 2011 if construction begins in 2009, 2010, or 2011 provided such property is placed in service by the end of 2012 (for wind projects), 2013 (for closed- and open-loop biomass, geothermal, landfill gas, municipal solid waste, qualified hydropower, and marine and hydrokinetic facilities), or 2016 (for solar projects).

According to the Department of Energy Database of State Incentives for Renewables & Efficiency (DSIRE), there are twenty-nine states, plus the District of Columbia and Puerto Rico who have legislated renewable energy portfolio standards, and seven more states have adopted renewable portfolio goals.

Environmental Regulation – Development and Operation of Wind Farms

As part of our wind farm development, including construction management and system operations, of our wind farm projects, we oversee the installation of wind turbines and construction of transmission lines and related facilities, including access roads and substations.   As such, we are subject to various federal and state environmental laws and regulations.  In certain circumstances, such laws and regulations require us to obtain and maintain permits and approvals and incur an environmental review process, which may include performing environmental impact studies on the location of the project.  This process incurs significant time of our employees, as well as cost.

In any event, our failure to comply with these laws and regulations, including the failure to obtain the necessary permits, may result the denial or revocation of permits or authorizations to proceed with a project.  Further in some instances failure to comply with such laws and regulations may result in the assessment of administrative, civil and criminal penalties.

In order to comply with these laws and regulations and to obtain the necessary permits, we incur costs in the ordinary course of business.  At the time of this report, we do not consider such compliance costs to be material capital expenditures.  However, future changes to federal and state environmental laws may require us to expend more of our capital to comply with such laws.

 For example, some of the regulations, we are or may be subject to include the following:

Federal Clean Water Act

The Federal Clean Water Act protects the waters of the United States, including wetlands and streams.  In connection with our projects, we may be required to obtain permits for the discharge of dredged or fill material into U.S. waters, or for water discharges, such as storm water runoff associated with construction activities.

Federal Bureau of Land Management Permits

        To date, none of our wind farm projects have been developed on BLM lands.  However, as we expand, some of our projects may be sited on BLM lands.  In that case, as developer of the project, we would be required to obtain rights-of-way from the BLM.  In order to obtain such permit, we would need to demonstrate that our wind farm project would protect environmental and archeological resources.

Endangered Species Act and Migratory Bird Treaty Act

In the event that our wind farm projects require a permit from a federal agency, such agency would also consider the impact on endangered species and their habitat under the Endangered Species Act, which prohibits and imposes stringent penalties for harming endangered species and their habitats. Due to the size and operation of our wind turbines, and the potential harmful impact on birds, our projects also need to comply with the Migratory Bird Treaty Act and the Bald and Golden Eagle Protection Act, which protect migratory birds and bald and golden eagles and are administered by the U.S. Fish and Wildlife Service. State and federal agencies may also require ongoing monitoring or mitigation activities as a condition to approving a project, and may even refuse to issue a permit if the mitigation options are insufficient to address the risks to birds.

National Historic Preservation Act

In addition, federal agencies may consider a wind farm project's impact on historic or archeological resources under the National Historic Preservation Act and may require us to conduct archeological surveys or take other measures to protect these resources.

Other State and Local Programs

        In addition to federal requirements, we are subject to a variety of state environmental review and permitting requirements. Minnesota, where many of our wind farm projects are located or are being developed, have laws that require state agencies to evaluate our wind farm projects for impacts on environmental, wildlife, historic sites, water resources and agricultural, before granting permits.  Such requirements typically consist of obtaining a special use or conditional use permit under the provisions of the applicable land use ordinance.

Employees

As of March 25, 2011, we employed 18 full-time employees and no part-time employees, excluding employees and consultants of any affiliated companies that are not at least 50%-owned subsidiaries of ours. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third-party consultants to assist in the completion of various projects. Third parties are instrumental to us in keeping the construction and development of projects on time and on budget.

ITEM 1A RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2 PROPERTIES

Our corporate office is located at 996 190th Avenue, Woodstock, Minnesota 56186.  We own and occupy approximately 2,000 square feet of office and storage space in a barn-type structure at this site.  The building is constructed on land subject to a ground lease. In consideration of the ground lease, we pay less than $10,000 per year for this ground lease arrangement.  We own a 5,300 square foot commercial building located at 1502 17th Street SE, Pipestone, Minnesota that houses the production, warehousing and general and administrative purposes of our NextGen subsidiary.    We have entered into a one year lease for $3,000 per month for purposes of office and meeting space in Minneapolis, Minnesota.  We maintain a shared office location in Chicago, Illinois with only nominal rent expense to us.  Two other employees maintain suitable home office arrangements without charge to us.

ITEM 3 LEGAL PROCEEDINGS

In March 2011, a complaint was filed by a freight supplier claiming that the Company has not paid amounts due under contractual arrangements for delivery of wind turbine generator components along with additional unreimbursed costs in that regard. The Company has accrued costs in the accompanying consolidated balance sheet and believes that it has counterclaims such that any settlement in this matter will not have a material effect on the financial position or operations of the business.

ITEM 4 REMOVED AND RESERVED

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

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

	Year ended December 31,
Quarter	2008		2009		2010
	High	Low	High	Low	High	Low
First	—	—	$2.45	$1.71	$2.18	$1.55
Second (1)	$4.60	$1.25	$2.35	$1.55	$2.15	$1.70
Third	$4.85	$2.50	$2.45	$1.92	$1.80	$1.20
Fourth	$3.80	$1.15	$2.01	$1.81	$1.40	$1.05

(1)	For the second quarter of 2008, the information presented is beginning on June 24, 2008.

On December 31, 2010, the closing price of our common stock, as reported by the OTC Bulletin Board, was $1.12 per share.

These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Holders

As of March 24, 2011, there were 21,328,669 shares of our common stock outstanding and approximately 41 holders of record of our common stock.  However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street name.”

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

Unregistered Sales of Securities

Share exchange transaction.   On June 24, 2008, at the closing of the share exchange transaction, we issued an aggregate of 15,250,000 shares of our common stock to the former stockholders of Juhl Energy and Juhl Energy Services. The shares of our common stock issued to former holders of Juhl Energy and Juhl Energy Services common stock in connection with the share exchange transaction were exempt from registration under Section 4(2) of the Securities Act of 1933 as a sale by an issuer not involving a public offering and under Regulation D promulgated pursuant to the Securities Act of 1933. We also issued 2,250,000 shares of our common stock to Greenview Capital, LLC (and unrelated designees) at the closing of the share exchange transaction in consideration for merger advisory services in connection with the transaction. These shares of common stock were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

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

2009 Options Grant.   On June 29, 2009, we granted one of our directors options to purchase 500,000 shares of our common stock outside of our 2008 Incentive Compensation Plan at $2.00 per share, with 166,666 options immediately exercisable, 166,667 options vesting on June 29, 2010 and 166,667 options vesting on June 29, 2011.  The options and underlying shares of common stock were not registered under the Securities Act, or the securities laws of any state, and were issued in reliance on the exemption from registration afforded by Section 4(2) and Regulation D under the Securities Act and corresponding provisions of state securities laws.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

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

Repurchase Program of Issuer’s Common Stock

On October 11, 2010, the Company’s Board of Directors authorized John Mitola, our President, to enter into a repurchase program which would allow the Company to purchase up to $200,000 of shares of its common stock from and after October 12, 2010 until the expiration of the program.

Pursuant thereto, on October 12 2010, the Company entered into a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Act"), to facilitate repurchases of its common stock (the "Rule 10b5-1 plan").  The Rule 10b5-1 plan became effective on October 13, 2010 and had a termination date of December 31, 2010.   The Rule 10b5-1 plan authorized repurchases of its common stock up to $200,000 of shares of common stock.   The Company was authorized to repurchase shares under its stock repurchase program, if at all, through open market purchases in accordance with Rule 10b-18 of the Act or pursuant to additional Rule 10b5-1 plans.  The number of shares to be repurchased and the timing of the repurchases were to be based on the level of available cash and other factors, including market conditions, the terms of any applicable 10b5-1 plans and self-imposed black-out periods.

The Rule 10b5-1 plan allowed the Company to execute trades during periods when it would ordinarily not be permitted to do so because of its possible possession of material non-public information, because of insider trading laws or due to self-imposed trading blackout periods. A broker chosen by the Company has the authority, under the prices, terms and limitations set forth in the Rule 10b5-1 plan, including compliance with Rule 10b-18 of the Act, to repurchase shares on the Company's behalf. Because the repurchases under the Rule 10b5-1 plan are triggered by certain share prices, there is no guarantee as to the exact number of shares that will be repurchased under the Rule 10b5-1 plan, or that there will be any repurchases at all pursuant to the Rule 10b5-1 plan.

Following the end of the fiscal year, on January 13, 2011, the Company’s Board of Directors adopted an Amendment to the Rule 10b5-1 plan (the “Amended Plan”).  The Amended Plan extended the termination date to March 31, 2011.   All other terms of the Rule 10b5-1 plan remain in full force and effect.

1.
ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2010*	9,300	$1.30	9,300	$187,910
November 1 –November 30, 2010	25,680	$1.27	25,680	$155,231
December 1 through December 31, 2010	23,000	$1.27	23,000	$126,072
Total	57,980		57,980

*The Juhl Wind 10b5-1 Repurchase plan (the “Plan”) was publicly announced on October 12, 2010 , which was amended on January 13, 2011.  Under the 10b5-1 plan, the total dollar amount approved was $200,000.  The 10b5-1 plan originally terminated on December 31, 2010 and was amended in January 2011 to extend the termination date to March 31, 2011, or until the $200,000 allotted thereunder is used.   All transactions for purchases were made pursuant to the publicly announced 10b5-1 plan.

Transfer Agent

Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Dr., Henderson, NV  89014.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this prospectus beginning on page F-1.

Overview

Juhl Wind is a leader in community wind power development and management, focused on wind farm projects primarily in the United States and Canada.  Juhl Wind services all aspects of wind farm development including full development and ownership of wind farms, general consultation on wind projects, construction management of wind farm projects and system operations and management for completed wind farms.  Additionally, we sell renewable energy products such as remanufactured small wind turbines and solar systems to consumers, directly and through our dealer network.  The goal of Juhl Wind is to build 5MW to 80MW (megawatt) of operating capacity wind farms that are jointly owned by local communities, farm owners, environmentally concerned investors, and our Company.  The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power.

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

Due to the anticipated increased demand for electricity from alternative energy sources in 2011 and beyond, together with the stimulus from new federal government regulations, we believe the demand for wind energy developments and consumer-owned renewable energy products will be stable or will increase in the foreseeable future. Our revenues have grown on an annual basis beginning in 2009; however, revenue will continue to be subject to shifts in timing due to project development delays resulting from our ability to obtain financing and the construction season in the Upper Midwest climate.

Factors Affecting Our Operating Results

Demand

Demand for wind power in the United States is growing rapidly.  We believe that the market for community wind power will be maintained as a model for ongoing installations of wind power given the constraints of transmission capacity and utility power purchases that are currently affecting the growth of larger scale projects.  In addition, we believe that there is impetus in the United States to increase its generation of electrical power through renewable energy means.

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

Our wind farm development projects are financed with a combination of debt, tax equity financing and equity capital. At the initial stage of a project's development, we use a combination of equity capital and turbine supply loans to cover development expenses and turbine costs. Turbine supply loans are employed to finance a majority of the cost of a project's turbines. Once a project moves to the construction phase, we use a combination of equity capital and construction loans to finance the construction of the project. Proceeds from the construction loans are typically used to fund construction and installation costs as well as to retire the turbine supply loans. Finally, once a project is complete and commercial operations begin, we permanently finance the project through a combination of term loans and tax equity financing transactions, the proceeds of which are used to retire the construction loans and provide for a return of a portion of equity capital.

Site Selection

Wind is intermittent and electricity generated from wind power can be highly variable. Good site selection and advantageous positioning of turbines on a selected site are critical to the economic production of electricity by wind energy. In our experience, the primary cost of producing wind-powered electricity is the turbine equipment and construction cost. As an intermittent resource, wind power must be carefully positioned into the electric grid along with other generation resources and we believe Juhl Wind has demonstrated the expertise necessary to work with local electric utilities to affect the proper integration plan.  As such, we intend to continue to identify new sites to produce wind energy through the community wind power model throughout the United States and Canada with a focus on the Midwestern region of the U.S.

Site selection also includes identification of sites that we believe may be suitable for development, and basic analysis of site viability for wind development projects.  We also make initial assessments of potential sites for our community wind farms based on a number of criteria, including topography; wind resource suitability; constructability; access to transmission networks; site size; land ownership; and environmental, zoning and other local and state laws and regulations. We make these assessments taking into account our business strategy.  We then proceed with an initial environmental screening, usually conducted on the basis of public available information and sometimes supplemented with a site visit by a qualified professional to identify environmentally sensitive areas.  Once a site passes this initial review, we begin more detailed site-specific environmental assessments in connection with our permitting efforts, and establish constraints for turbine siting and civil and site engineering. These typically include detailed mapping and other studies, all aimed at ensuring that we may safely operate a potential project without detrimental impact on the local environment.

Our site selection effort is based on establishing close working relationships with local permitting authorities, communities and other local stakeholders, such as farmers.   We believe that by entering into dialogue with these groups early, we are better able to incorporate local concerns into our site assessment, leading to effective permit applications and expedited completion of our projects.  We believe our ability to understand and interpret site information has been and will continue to be a key factor in our success in identifying desirable project sites for our community wind farm developments.

Basis of Presentation

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

In October 2008, we acquired all of the issued and outstanding shares of common stock of NextGen.  Our acquisition of NextGen was accounted for in a manner similar to pooling of interests due to common control ownership. The assets and liabilities of NextGen were combined at historical cost for the portion (54%) under common control and at fair value for the non-controlling interest.  The revenue and expense activities of NextGen are included in the accompanying consolidated statement of operations for the year ended December 31, 2010 and December 31, 2009.

Juhl Energy, Juhl Energy Services (formerly known as DanMar and Associates) and NextGen’s financial statements are our historical financial statements.

On May 2010, we formed Juhl Wind Asset Investment (formerly Juhl Wind Project Lending, Inc.), in the state of Delaware, as our wholly-owned subsidiary.  As of December 31, 2010, this entity has had no operational activity.  Its revenue and expense activities will be reported on our financial statements on a consolidated basis in a similar manner as to Juhl Energy Services, Juhl Energy and NextGen.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this report.

Significant Accounting Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of consolidated financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements and construction contract agreements; realizability of accounts and promissory notes receivable; valuation of deferred tax assets, stock based compensation and warrants, determination of the primary beneficiary of a variable interest entity, and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date.  Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

As of December 31, 2010, we have a $5.264 million promissory note receivable and approximately $3.2 million in accounts receivable that are recorded based on our assumption of collectability of funding from two wind farm customers.  We have concluded that such amounts will be collectable primarily based on cash of approximately $750,000 already received in the first quarter of 2011, and project financing arrangements that are in process at the time of filing of this report.  We have provided further discussion with respect to the funding and collectability status in the Overview of our Results of Operations and the Liquidity and Capital Resources sections below.

Our management has discussed the development and selection of these significant accounting estimates with our board of directors and our board of directors has reviewed our disclosures relating to them.

Results of Operations – Year ended December 31, 2010 Compared to Year ended December 31, 2009

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

Our general activity during the first half of 2010 was primarily focused on completing the financing and commissioning of two community wind farm projects in Minnesota, Woodstock and Grant County. The commercial operations of those two projects were successfully completed in summer 2010.  Funding was completed for Woodstock at the time of commercial operation, but Grant County funding had complications and details of the funding status is provided separately below.   In the last half of 2010, we expended significant efforts necessary to begin construction on two additional projects, Valley View and  Winona,  and we successfully completed  development efforts to have our two Meeker County wind farm project developments, Adams and Danielson, begin construction in October 2010.

Grant County Wind Project (“GCW Project”). Construction of the 20 megawatt GCW Project commenced during the fourth quarter of 2009, and reached substantial completion of construction in February 2010, at an approximate cost of $43 million.  Further, the GCW Project received a declaration by the power purchaser utility in the fourth quarter of 2011 to commence commercial operation to provide energy for a 20-year period.  The GCW Project has successfully produced energy since achieving substantial completion.

The GCW Project had been directed by potential equity funding sources to defer its commercial operation date until the closing of equity and debt financing arrangements that had been subject to term sheet understandings reached in March 2010.   In early July 2010, we learned that the GCW Project’s expected equity investor would be unable to complete its proposed equity investment.  In response to this withdrawal, the GCW Project moved to declare its commercial operation status, and the GCW Project’s principal interim lender (the turbine supplier), along with the project construction contractors, Juhl Energy and its prime subcontractor, reached a memorandum of understanding to forego any foreclosure proceedings for payments that had been deferred under promissory notes (approximately $30 million by the turbine supplier and approximately $8.2 million by Juhl). The parties also agreed to retain an experienced capital-raising firm to assist in the acquisition or partial funding of the GCW Project. This process led to the receipt of four possible binding proposals on the GCW Project in early November of 2010.

Subsequent to December 31, 2010,  we, along with our development partner, Suzlon Wind Energy Corp., the North American subsidiary of Suzlon Energy Limited, completed negotiations the sale of additional membership equity interests in the Grant County Wind Project, which consisted of 10 Suzlon S88 – 2.1 MW wind turbines and at full capacity produces 20 megawatts of energy, enough electricity to power 7,000 homes in the area.  The equity purchaser acquired a 99% interest in the project alongside the current ownership which consisted of 10 local owner entities.  Juhl Wind will continue to provide administrative services and balance of plant operation maintenance to the GCW Project.  Juhl Wind has received a portion of the amount due to it under this project in a preliminary payment from the equity purchaser, and shall receive an additional amount upon the take-out of the existing loan facility, which is intended to be in the coming quarter.  In the interim, Juhl and the other lenders receive a monthly payment in respect of the amount due.  Juhl and its primary subcontractor agreed to accept a reduction in the amounts due to it and as such, the lower amounts have been reflected in the carrying value of the notes in our 2010 financial statements, and our development fee revenue (which has not yet been reflected as revenue in our financial statements) will be booked accordingly in first quarter 2011 based on the actual fee amount expected to be realized.

Woodstock.  The .75 megawatt Woodstock wind farm project commenced construction during the fourth quarter of 2009, and the project was commissioned in the second quarter of 2010.  The project cost of approximately $1.8 million was financed with approximately $700,000 of equity investment, a loan facility of $600,000, and approximately $522,000 obtained through the U.S Treasury cash grant program.  We assisted the project in raising equity and obtaining a permanent bank loan.

Additional Projects.   At December 31, 2010, we had commenced construction of four wind farm development projects totaling approximately 52 MW of wind generation facilities in Minnesota, and in addition, we spent substantial time preparing for construction of an additional wind 40 MW generation facility in Nebraska, as follows:

•
Adams Project, which is a 20 MW project, located in Meeker County, Minnesota, where we are providing full development and construction advisory services, and subsequent to December 31, 2010, the project completed construction and commenced commercial operations.

•
Danielson Project, which is a 20 MW project, located in Meeker County, Minnesota, where we are providing full development and construction advisory services, and subsequent to December 31, 2010, the project completed construction and commenced commercial operations.

•
Valley View Project, which is a 10 MW project, located in Minnesota, where we are providing general consultation, development, full construction services for the project.  Once the project is completed, which is estimated to be in the early second quarter of 2011, we will also expect to provide administrative services and balance of plant maintenance.

•
Winona Project, which is a 2 MW project, located in Winona County, Minnesota, where we are providing general consultation, development, full construction management services for the project.  Once the project is completed, we will also expect to provide administrative services and balance of plant maintenance.

•
Crofton Hills Project, which is a 40 MW project located in Nebraska where we are providing general consultation and development services for the project.  The project has received key construction permits. We have entered into an amended development services agreement whereby if the project owner is successful in selling the project rights, we may sell off our development rights and work performed to-date  for cash.

Revenue

Total revenue decreased by approximately $5,408,000, or 46.3%, from approximately $11,676,000 for the year ended December 31, 2009, to approximately $6,268,000, for the year ended December 31, 2010.

While we moved forward with the development and construction of four wind farm projects in 2010, we experienced a decrease in revenue due to changes in our construction responsibilities and turbine supply arrangements that led to a reduction in revenue recognition.  In addition, revenue related to the Winona County project was eliminated under U.S. GAAP treatment as this VIE was consolidated.  The large decrease in revenue is primarily attributable to approximately $3,547,000 of construction contract revenue, approximately $1,444,000 from wind turbine sales and service, and approximately $442,000 in wind farm development revenues

Construction contract revenue in the prior year included substantive work on 21 MW of wind farm projects, while 2010 included construction services on a smaller size construction project together with completing the small remainder of services on projects crossing over from 2009 into 2010.

The decrease in Turbine sales and service revenues of approximately $1,444,000 from 2009 was primarily related to the 2009 sale of one large commercial scale wind turbine of approximately $1.2 million versus no such sales in 2010, and in addition, our NextGen subsidiary had a lower sales volume of smaller scale wind turbines (19 units in 2009 versus 8 units in 2010) which resulted in $538,000 of lower revenues.           We were able to increase our turbine maintenance services revenues by approximately $150,000 in 2010 over 2009 as a result of having a full year contract on a wind farm that was initiated during 2009.

NextGen had one turbine in backlog as of December 31, 2010 as it has sold out of its previous turbine inventory that had been acquired for refurbishment.  NextGen is currently testing and evaluating a new 35 KW class wind turbine model which it expects to begin production and distribution in 2011. The expected target date of our NextGen turbine introduction is still dependent on our testing and analysis of the turbine component functionality and considerations related to in-house versus out-sourced manufacturing capabilities.

Wind farm development and management revenue, together with similar related party revenue that has been separately stated on the consolidated statement of operations, decreased by approximately $415,000, or 33.6%, from approximately $1,234,000 for the year ended December 31, 2009 to approximately $819,000 for the year ended December 31, 2010.  This decrease is primarily attributable to revenue recognized from reaching the power purchase agreements phase on three of our wind farm developments in 2009 which resulted in the recognition of approximately $420,000 in development services fees.  Our wind farm management services revenues decreased by $90,000 from 2010 to 2009 which is attributable to lower revenues from three of our wind farms which are, in part, based on a percentage of revenue where 2009 revenues are higher for those projects.

Cost of Goods Sold

Costs of goods sold decreased by approximately $4,963,000, or 50.3% in 2010, from approximately $9,858,000 for the year ended December 31, 2009 to approximately $4,894,000 for the year ended December 31, 2010.  The decrease in cost of goods sold for the year ended December 31, 2010 is primarily attributable to approximately $4,603,000 in lower wind farm construction and turbine costs as our construction activity in 2010 involved a lower amount of MW’s under construction during 2010 and also because 2010 did not include the sale of any large commercial turbines.  The remainder of the decrease in cost of goods sold of approximately $360,000 for the year ended December 31, 2010 primarily relates to decreased product costs for the lower volume of NextGen small turbine sales , and cost of goods sold in the year ended December 31, 2009 includes amortization of $72,000 in fair value of the customer backlog that had been recorded in conjunction with the October 2008 NextGen acquisition. The overall gross margin dollars fell by approximately $445,000.  Of the decrease in gross margin dollars, approximately $267,000 is attributable to lower NextGen turbine sales volume and approximately $178,000 is related to a decrease in our wind farm development fee revenues.  Despite the decrease in gross margin dollars, our overall gross margin percentage  increased from 15.6% in the year ended December 31, 2009 to 21.9% in the year ended December 31, 2010 since the overall revenue volume was $5.4 million lower in 2010 from 2009.

Operating Expenses

General and Administrative Expenses.  General and administrative expenses decreased by approximately $305,000, or 18.9%, from approximately $1,612,000 for the year ended December 31, 2009 to approximately $1,307,000 for the year ended December 31, 2010. The overall decrease of general and administrative expenses for the year ended December 31, 2010  is primarily attributable to a reduced level of professional services costs of $283,000.  In our 2009 disclosure filings with the SEC, we had mentioned that professional fees had included costs that we did not expect on a recurring bases form our costs of maintaining public reporting company status, subsequent audit costs related to the NextGen acquisition, and securities registration filings. In addition, the 2009 general and administrative expenses included approximately $164,000 of non-cash compensation expense for a warrant issuance for which there was no such expense in 2010.  We incurred increases over 2009 in the areas of general insurance expenses of $40,000 due to expanded coverages and in rent expenses of approximately $30,000 due to a full year effect of a lease for additional office space.

Payroll and Employee Benefits.  Payroll and employee benefits expenses increased by approximately $335,000, or 16.0%, from approximately $2,092,000 for the year ended December 31, 2009 to approximately $2,427,000 for the year ended December 31, 2010.  The $335,000 increase over the twelve months ended December 31, 2010 was attributable to the following:  a decrease of approximately $228,000 in employee-based stock-based compensation expense from the twelve months ended December 31, 2009, offset by $400,000 in employee bonus accruals at December 31, 2010, increases in executive compensation of approximately $100,000 as a result of having the CFO for the full-year in 2010 as well as pay rate increases as provided for in executive employment agreements,  and approximately $50,000 in increases related to employee benefits and one employee.

Wind Farm Management Expenses.  Wind farm management expenses decreased by approximately $118,000, or 58.6%, from approximately $202,000 for the year ended December 31, 2009 to approximately $84,000 for the year ended December 31, 2010.  The decrease in expenses resulted primarily from the incurrence of one-time management costs during the twelve months ended December 31, 2009, relating to time and materials arrangements requested by certain wind farm facilities under our management.

Investor Relation Expenses.   Investor Relations Expenses decreased by approximately $15,000, or 4.9%, from approximately $318,000 for the year ended December 31, 2009 to approximately $303,000 for the year ended December 31, 2010.    Investor relations expenses stems from investor relations communications in 2010 to increase public exposure of Juhl Wind.  During 2010, we chose to only seek $93,000 from the restricted cash fund for purposes of funding the 2010 expenses.  We expect to increase our public relations expenditures in 2011 as a result of our increased wind farm development activities.

Other Income (expenses).   The Company, beginning on January 1, 2009, recognized its warrants (issued in connection with the 2008 private placement) as liabilities at their respective fair values.  This accounting treatment was required under generally accepted accounting principles whereby our detachable warrants stemming from the private placement must be accounted for as a derivative instrument. As a result of revaluing the warrants, we recorded a gain of approximately $2,199,000 for the 12 month period ended December 31, 2009 from the change in the fair value of the underlying warrants using various valuation methods.  As a result of the exercise or exchange of such warrant instruments on June 29, 2009, no further adjustments are necessary to the fair value of these warrants in 2010.  Other income and expenses for the year ended December 31, 2010 include approximately $655,000 and $687,000, respectively, which primarily consists of interest income earned and interest expense incurred primarily with respect to the promissory notes held in conjunction with construction of the Grant County wind farm project and a turbine purchase occurring in the fourth quarter 2010 for the Winona County project.

Operating Loss

Our operating loss increased by approximately $146,000, or 5.6%, from approximately $2,600,000 for the year ended December 31, 2009 to approximately $2,746,000 for the year ended December 31, 2010.  The increase in operating loss is primarily attributable to approximately $445,000 in lower gross margins attained from our construction, wind development and small turbine sale activities. The 2009 operating loss included a charge for $228,000 of goodwill impairment.

Net Loss

Net loss increased by approximately $1,669,000, or 1273.1%, from approximately $131,000 for the year ended December 31, 2009 to approximately $1,800,000 for the year ended December 31, 2010.  Our net loss for the year ended December 31, 2009 was significantly impacted by the fair value accounting over the warrant derivatives  which resulted in a non-cash gain of approximately $2,199,000 reported for the year ended December 31, 2009 as described above under other income (expenses).

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Accounts receivable at December 31, 2010 includes approximately $3,115,000 from the Valley View wind project that started construction in the fourth quarter 2010. This receivable was converted into a note in March 2011 in conjunction with the closing of the project’s construction and bridge loan financing.  Approximately $185,000 of this note was converted into equity as a part of an understanding reached with the bank and the turbine supplier at closing.  We expect to collect on this receivable in part from the U.S. Treasury cash grant available to the project and also from the project’s plan to obtain proceeds from sale of membership interests to a tax equity investor.

Property and Equipment

As of December 31, 2010 and December 31, 2009, we held $489,000 and $430,000 in net book value of property and equipment, respectively. These assets included land, buildings, office equipment, shop equipment and service vehicles.

Liquidity and Capital Resource

At December 31, 2010, we carried approximately $1,691,000 in cash and short term-investments on the balance sheet.  However, approximately $419,000 of the short-term investments has been designated as security for the bank notes payable of approximately $411,000 and therefore has been reflected in current assets as a restricted asset.  In order to provide additional protection to our cash reserves, we have obtained a $1.0 million letter of credit facility that provides security for the deposits that may not otherwise be insured through the Federal Deposit Insurance Corporation.

We will continue our internal efforts to assist our project owners in arranging financing terms for each project under development.  The ability to assist project owners with obtaining debt and equity financing is a material factor in producing our future revenue streams and cash flow.

Valley View and Winona Wind Projects.  In the fourth quarter 2010, we had two wind farm projects under construction, the Winona and Valley View wind farm projects. About 85% of the construction costs for the Valley View project are being financed through a balance of plant subcontractor and therefore, we expect to have approximately $300,000 of cash requirements for balance of plant construction.  The Winona project includes 100% turbine financing by the turbine supplier who is making a market entry turbine introduction here in the U.S. on this project.  Juhl expects to incur approximately $1,100,000 of balance of plant construction costs on the Winona project of which approximately $700,000 has already been incurred at December 31, 2010.  The Winona project has been delayed due to damage during transport to one of the two nacelles for the project and the attendant delays caused as a result of such damage.  It is management’s estimate that construction of these two projects will be substantially completed in the second quarter of 2011.  We expect that upon completion of the Winona and Valley View projects, the 1603 Treasury grants will provide for the complete reimbursement of balance of plant costs for Winona, and possibly $1.3 million of the Valley View construction costs to apply toward our subcontractor financing. The cash receipts for 1603 Treasury grants can be expected around 90 days after commercial operation is declared.

We are acting as construction management advisors with respect to the two Meeker County projects, Adams and Danielson , and as such, we will not incur any balance of plant construction costs on those projects.

When we obtain interim vendor financing from turbine suppliers or a BOP subcontractor as in the case of Valley View and Winona, we are typically required to grant a security interest to those suppliers.  The security agreement allows the supplier to step-into our rights on any note arrangement or development rights that we have to the project entity, after a passage of time typically 180 days from completion.

We have development fees that will be contractually owed to us upon commercial operation and final financing of wind farm projects. This does cause the timing of our revenue streams to be inconsistent as we are dependent on successful construction conditions such as weather as well as assisting in the closing of funding which normally has numerous legal conditions.

The approximate amount of development and construction management revenue that we expect to recognize upon successful completion of the four projects in construction  is approximately $5,400,000.

Subsequent events affecting liquidity and capital resources.
Certain events have transpired subsequent to December 31, 2010 that have significantly enhanced our liquidity and capital resources, but we did provide for certain guarantees and warranties in conjunction with these events. In addition to the GCW Project described above, we closed on various transactions, including equity sale and permanent financing, for the following wind farm projects:

Grant County Wind Project (“GCW Project”). On March 9, 2011, The GCW Project sold 99% of new membership interests to a new equity investor. As a part of that transaction closing, proceeds of $750,000 were used to pay down the promissory note balance with the GCW project, of which the  Company received approximately $242,000 directly in cash and in addition, a payment of $508,000 that was paid by agreement of the parties directly to our primary subcontractor holding the promissory note payable.  Also in conjunction with this equity investment, JEDI, along with the project turbine supplier and our primary subcontractor, agreed to a new credit facility to act as temporary lenders to the project until a permanent take-out loan is completed.  The new credit facility terminated the previous vendor note financing structures that had been put in place in 2009 by the turbine supplier, JEDI and its primary subcontractor (the ‘Development Partners”).  Effective March 2011, new promissory notes were created for each of the development partners under the new credit agreement with the project company.  Each development partner shall receive proceeds upon receipt of the permanent take-out loan proceeds pursuant to the terms of an intercreditor arrangement, and in the interim, the development partners will receive a quarterly payment of principal and interest on their respective promissory note.  The development partners have received a first security interest in project assets. The effect of the foregoing transactions required the Company to reduce the December 31, 2010 balance of our promissory notes receivable and the promissory note payable by approximately $635,000 with no effect on our net income since our primary subcontractor also agreed to the reduced amount of note proceeds.  The aforementioned cash payment received upon closing, along with the Company’s $1.76 million promissory note from the new credit facility will result in the revenue recognition of a project development fee of approximately $1.34 million in first quarter 2011. In addition, the promissory note payable to our primary subcontractor will have been deemed to be satisfied.

In conjunction with the new credit facility, the company has agreed for a limited period of time to indemnify the new equity investor with respect to certain representations and warranties made in conjunction with the equity purchase,  including potential liabilities for Section 1603 Treasury Grant recapture or tax liabilities attributable to the period prior to the closing date.  Also, the Company has guaranteed the payment obligation from Grant County to our primary subcontractor until such obligations are satisfied.  As of March 2011, the remaining obligation is approximately $4,756,000.

Meeker County projects, Adams and Danielson.  The Meeker County projects, named Adams and Danielson, were both commissioned and achieve commercial operation in   March 2011.  The project equity investors have funded the projects.  Juhl has satisfied its construction and development obligations for these  projects, and has received the first installment of its development fee of approximately $1.8 million, with the second installment of approximately $1.8 million to be paid in the second quarter of 2011. In addition, we collected approximately $450,000 in construction management services revenues in March 2011.

Valley View project. The construction of the Valley View wind project is ongoing and the project is approximately 90% complete as of the filing of this report.  On February 16, 2011, Juhl Wind Asset Investment became an equity investor (48% ownership) in a limited liability company that owns 99% of the limited liability company that owns the Valley View project.  This equity investment occurred simultaneously with the project’s turbine supplier who holds the 52% controlling interest.  Our initial equity investment of approximately $478,000 occurred on March 3, 2011 and was funded by our previous cash advances to the Valley View project along with a conversion of part of our receivables.   Within the membership control agreement, Juhl Wind Asset Investment has an obligation to purchase all, but not less than all, of the 52% controlling interest within two years after the Valley View commercial operation date as a result of a put option available to the controlling shareholder at a price equal to their original equity contribution plus interest and reduced for any cash distributions.

On March 3, 2011, the Valley View project closed on a construction and bridge loan debt financing of $13 million with a bank.  As a part of the closing, Juhl Energy was required to subordinate its rights under its Second Amended and Restated Development and Construction Services Agreement and to pledge its membership interests to the bank as collateral. Also in conjunction with the loan closing, Juhl Energy’s trade receivables of approximately $3.49 million were transferred to a subordinated promissory note.  The lender also required a minimum equity capital contribution which essentially requires Juhl to provide the full equity commitment of approximately $5 million (assuming project receipt of the Section 1603 Treasury cash grant) on the project upon the demand of the lender.  Juhl intends to raise outside equity capital and to utilize the Section 1603 Treasury Grant program in satisfying the minimum equity contribution commitment.  The Company in its role is continuing to assist the project LLC in completing the project and raising the remaining equity contribution required and we expect to complete all of this work by the end of May 2011.  After completing this work, we anticipate the full payment on our promissory note.

Crofton Hills project.  On March 1, 2011, the Company entered into an amendment to its existing Development Services Agreement with the limited liability entity that owns the Crofton Hills project. As a result of the amendment, the Company agreed to sell the rights to its development work performed to-date for $2,250,000, subject to the owner’s ability to achieve a purchase and sale agreement for the overall project.  The owner has secured an initial letter agreement for such a sale with an experienced large energy company and Juhl is assisting in finalization of the sale agreement.  It is expected to be completed by May of this year and the Company is expected to serve as a co-developer of the project after the sale is completed.  Also, in conjunction with this amendment, the project owners paid the Company an advance of $1,000,000 in cash. The advance is in the form of a loan and is intended to be an advance on the sale of the development work to-date.  In the event that owner is not successful in achieving the purchase and sale agreement for the overall project, the loan must be repaid to the owners at the time that the underlying project eventually achieves commercial operation.  The Company is expected to continue in a development role in the project until commercial operation, and the agreement with the owners also includes a provision that the Company will advance $500,000 on December 31, 2011 to the project owner in the event that the project has not yet achieved commercial operation at that time.

These subsequent events in the first quarter 2011 will significantly impact our financial statements in our quarterly report on Form 10Q for the quarter ended March 31, 2011.

Future Growth and Financing

Due to the anticipated increased demand for power from alternative energy sources in 2011 and beyond, we believe the demand for our services, and therefore our revenues, will be stable or increase in the foreseeable future. Based on our anticipated level of revenues, we believe that funds generated from operations, together with existing cash and cash available from construction and consulting services received in March 2011, will be sufficient to finance our operations and planned capital expenditures through the next 24 months.

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

In conjunction with our financing activities as described above, we believe that we would be able to more quickly bring wind farm projects through the early development and construction stages if we were able to access a funding mechanism that we could utilize in sponsoring wind farm developments.   Like much of the U.S. economy that relies on extension of credit, the community wind industry in general has experienced difficulties in obtaining sources of funding from the current equity and debt financing marketplace, as cited above under Factors Affecting Our Operating Results.  In February 2010, we signed an engagement agreement in principle with a full service investment banking firm, Rodman & Renshaw (“Rodman”), for purposes of receiving investment advisory services, including a potential underwritten registered stock offering. However, at this time, the Company does not anticipate registering a new class of its preferred stock with the SEC, but may reconsider moving forward with a registration statement at any time.

Net Cash – Operating Activities
Net cash used in operating activities increased by approximately $619,000, from the net cash used in operating activities of approximately $992,000 for the year ended December 31, 2009 to net cash used in operating activities of approximately $1,611,000 for the year ended December 31, 2010. The change in net cash used in operating activities of $619,000 is primarily due to the use of cash to fund day-to-day operating costs of the business.   We will continue to manage payments of accounts payable related to project-related expenses to coincide with the billings on these projects and to obtain temporary financing arrangements, if considered necessary, to provide cash for project construction.

Net Cash – Investing Activities
Net cash provided by investing activities decreased by approximately $675,000, from the net cash provided by investing activities of approximately $116,000 for the year ended December 31, 2009 to net cash used in investing activities of approximately $559,000  for the year ended December 31, 2010. The change in net cash used in investing activities for the year ended December 31, 2010 primarily relates to the incurrence of project development costs of $1,144,000 in Valley View and Winona projects.  These project investments were offset by nearly $700,000 of certificates of deposit that we chose to convert into operating cash reserves.  We invested approximately $113,000 into new property and equipment additions in 2010.

Net Cash – Financing Activities
  Net cash flow provided by financing activities decreased by approximately $2,354,000, from the net cash flow provided from financing activities of approximately $2,368,000 for the year ended December 31, 2009 to approximately to net cash provided by financing activities of approximately $13,000 for the year ended December 31, 2010.  The decrease is primarily attributable to $2,536,000 in additional equity funding received in 2009 from a warrant exercise and exchange.

We maintain an investor relations cash escrow account that was initially funded by $500,000 of proceeds received from the 2008 private placement, and an additional $250,000 received from the exercise of Series A Warrants and issuance of Series B Preferred Stock in June 2009.  The funds are to be used only for investor relations initiatives.  As of December 31, 2010, we had a balance of approximately $110,000 in the account.  This balance was withdrawn in March 2011 to provide reimbursement of investor relations expenses from 2010 and 2011.

Impact of Inflation

We expect to be able to pass inflationary increases on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business.

Seasonality

Although our operating history is limited, we believe that our construction revenues may be  impacted by cold winter climate in the Upper Midwest. In addition, our development fee revenue is not only dependent on the ability to complete construction projects, but our project developments must complete debt and equity funding arrangements, including due diligence activities, in order for us to demonstrate collectability of our services fees.

Off-Balance Sheet Arrangements

As mentioned above in the Liquidity and Capital Resources section, we have made certain  guarantees of indebtedness or offered indemnifications of warranties and representations in conjunction with the funding activities of the Valley View and Grant County wind farms. Furthermore, in our Valley View project development, the turbine supplier has requested that we provide a Juhl Wind parent guarantee on the approximate payment of $1.8 million for remaining obligations in their turbine supply agreement with this development project.  We are in the process of working with the turbine supplier on this request. We feel that the risk of loss is low as we will either raise the planned project equity once the wind farm is operational from sources that we have identified or alternatively, the project will more likely than not have 1603 Treasury grant proceeds sufficient for such payment. Aside from these arrangements, we believe that there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Turbine Sales and Service.

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

Wind Farm Construction Services

We recognize revenue on construction contracts on the percentage of completion method with costs and estimated profits included in contract revenue as work is performed. Construction contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. We recognize revenue on both signed contracts and change orders. A discussion of the treatment of claims and unapproved change orders is described later in this section. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred as part of the balance of plant contract (which excludes the wind turbines) and accrued to date for each contract to the estimated total cost for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material (excluding wind turbines), labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

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

Variable Interest Entities.  The Company has determined that three of its wind farm projects are variable interest entities (“VIE”).  The footnotes to our financial statements provide our analysis and judgments with respect to whether or not the Company should consider consolidation of these VIE’s into our financial statements.   We have consolidated one of the three VIE’s because we believe that we had implicit power to significantly impact the economic performance of the limited liability company associated with that wind farm project. In the other two cases, we do not believe that we had superior control over the wind farm project entities, and as such those entities were not consolidated into our financial statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Juhl Wind, Inc.
Consolidated Financial Statements
December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Juhl Wind, Inc. and Subsidiaries
Woodstock, Minnesota

We have audited the accompanying consolidated balance sheets of Juhl Wind, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010. Juhl Wind, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juhl Wind, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
March 31, 2011

JUHL WIND INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	DECEMBER 31,	DECEMBER 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$645,596	$2,802,302
Restricted cash	110,016	203,123
Accounts receivable	3,198,632	1,617,974
Short term investments and accrued interest receivable	626,879	1,033,744
Short term investments - restricted	418,654	718,499
Unbilled receivables, at net realizable value	-	49,002
Promissory note receivable, including interest	5,264,093	7,149,912
Inventory	1,636,234	352,410
Reimbursable project costs	415,029	597,368
Costs and estimated profits in excess of billings	661,418	769,070
Other current assets	138,971	123,157
Current deferred income taxes	1,289,000	45,000
Total current assets	14,404,522	15,461,561

PROPERTY AND EQUIPMENT, Net	488,889	430,039

OTHER ASSETS
Deferred income tax asset	348,000	614,000
Project development costs ($2,228,332 at 2010 related to consolidated variable interest entity generally not available to the Company)	2,851,450	307,000
Total other assets	3,199,450	921,000

TOTAL ASSETS	18,092,861	16,812,600

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	1,105,360	2,224,549
Bank notes payable	411,167	416,853
Accrued expenses	519,252	118,571
Customer deposits	26,940	383,000
Deferred revenue	1,154,571	774,057
Promissory notes payable, including interest	10,328,008	7,149,912
Total current liabilities	13,545,298	11,066,942

STOCKHOLDERS' EQUITY
Controlling interest in equity:
Preferred Stock, 20,000,000 shares authorized
Series A convertible preferred stock - $.0001 par value,
4,820,000 issued and outstanding at December 31, 2010 and 2009	2,527,731	2,527,731
Series B convertible preferred stock - $.0001 par value,
6,567,006 issued and outstanding at December 31, 2010 and 2009	12,819,116	12,819,116
Common Stock - $.0001 par value; 100,000,000 shares authorized,
21,235,485 and 20,982,860 issued and outstanding as of	2,123	2,098
December 31, 2010 and 2009, respectively
Additional paid-in capital	7,070,159	6,089,361
Treasury stock	(73,926)	-
Accumulated deficit	(17,866,790)	(15,692,648)
Noncontrolling interest in equity	69,150	-
Total stockholders' equity	4,547,563	5,745,658

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,092,861	$16,812,600

The accompanying notes to the Consolidated Financial Statements are an integral part of this statement.

 JUHL WIND INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010			2009
REVENUE
Wind farm development and management	$493,570	7.9%		$935,412	8.0%
Turbine sales & service	1,045,299	16.7		2,489,230	21.3
Related party revenue	325,764	5.2		299,084	2.6
Construction contract revenue	4,403,510	70.2		7,950,605	68.1
Other operating income	-	-		1,810	0.0
Total revenue	6,268,143	100.0		11,676,141	100.0

COST OF GOODS SOLD	4,894,481	78.1		9,857,714	84.4

GROSS PROFIT	1,373,662	21.9		1,818,427	15.6

OPERATING EXPENSES
General and administrative expenses	1,307,010	20.9		1,612,152	13.8
Investor relations expenses	302,861	4.8		318,309	2.7
Liquidated damages expense	-	-		(33,846)	(0.3)
Impairment of goodwill	-	-		227,998	2.0
Payroll and employee benefits	2,426,817	38.7		2,092,238	17.9
Wind farm management expenses	83,583	1.3		201,919	1.7
Total operating expenses	4,120,271	65.7		4,418,770	37.8

OPERATING LOSS	(2,746,609)	(43.8)		(2,600,343)	(22.2)

OTHER INCOME (EXPENSE)
Interest income	655,468	10.5		100,024	0.9
Interest expense	(687,024)	(11.0)		(53,058)	(0.5)
Gain in fair value of warrant liability	-	-		2,198,671	18.8
Other income	-	-		600	0.0
Total other income (expense), net	(31,556)	(0.5)		2,246,237	19.2

LOSS BEFORE INCOME TAX BENEFIT	(2,778,165)	(44.3)		(354,106)	(3.0)

INCOME TAX BENEFIT	978,000	15.6		223,000	1.9

NET LOSS	(1,800,165)	(28.7)		(131,106)	(1.1)

NON-CONTROLLING INTEREST IN NET LOSS	(16,978)	(0.3)		-	-

NET LOSS ATTRIBUTED TO JUHL WIND, INC.	$(1,783,187)	(29.0	) %	(131,106)	(1.1	) %

PREFERRED DIVIDENDS	390,955			407,551

SERIES B BENEFICAL CONVERSION FEATURE	-			2,790,707

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(2,174,142)			(3,329,364)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	21,132,144			20,571,864

NET LOSS PER SHARE - BASIC & DILUTED	(0.10)			(0.16)

The accompanying notes to the Consolidated Financial Statements are an integral part of this statement.

 JUHL WIND, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Controlling Interest in Equity
			Convertible		Convertible					Non-	Total
			Preferred Stock		Preferred Stock		Additional			Controlling	Stockholders'
	Common Stock		Series A		Series B		Paid-In	Treasury	Accumulated	Interest	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	in Equity	(Deficit)

BALANCE - December 31, 2008	20,183,213	$2,018	-	$(529,133)	-	$-	$1,302,587	$-	$(12,363,284)	$-	$(11,587,812)

Net loss	-	-	-	-	-	-	-	-	(131,106)	-	(131,106)

Removal of contingent redemption feature and reclassification of Series A preferred stock to equity	-	-	5,160,000	3,342,954	-	-	-	-	-	-	3,342,954

Stock-based compensation	-	-	-	-	-	-	982,394	-	-	-	982,394

Common stock issued to Series A preferred stockholders for liquidation damages and payment of Series A dividend	419,647	42	-	(522,288)	-	-	747,278	-	-	-	225,032

Beneficial conversion feature of Series B preferred stock	-	-	-	-	-	-	2,790,707	-	(2,790,707)	-	-

Issuance of Series B upon conversion of all classes of common stock warrants for Series B preferred stock, less offering costs of $10,000	-	-	-	-	6,607,006	12,914,196	-	-	-	-	12,914,196

Issuance of common stock upon conversion of Series A preferred stock	340,000	34	(340,000)	(171,353)	-	-	171,319	-	-	-	-

Issuance of common stock upon conversion of Series B preferred stock	40,000	4	-	-	(40,000)	(95,080)	95,076	-	-	-	-

Common Stock to be issued for Series A 8% preferred stock dividend	-	-	-	407,551	-	-	-	-	(407,551)	-	-

BALANCE December 31, 2009	20,982,860	2,098	4,820,000	2,527,731	6,567,006	$12,819,116	$6,089,361	-	$(15,692,648)	-	$5,745,658

Net loss	-	-	-	-	-	-	-	-	(1,783,187)	(16,978)	(1,800,165)

Stock-based compensation	-	-	-	-	-	-	589,868	-	-		589,868

Series A preferred stock dividend paid in common stock	252,625	25	-	(390,955)	-	-	390,930	-	-		-

Series A preferred dividends	-	-	-	390,955	-	-	-	-	(390,955)		-

Noncontrolling interest in Winona County	-	-	-	-	-	-	-	-	-	86,128	86,128

Common stock purchased pursuant to stock repurchase plan	-	-	-	-	-	-	-	(73,926)	-	-	(73,926)

BALANCE December 31, 2010	21,235,485	$2,123	4,820,000	$2,527,731	6,567,006	$12,819,116	$7,070,159	$(73,926)	$(17,866,790)	$69,150	$4,547,563

The accompanying notes to the Consolidated Financial Statements are an integral part of this statement.

JUHL WIND INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,800,165)	$(131,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,405	129,645
Stock-based compensation	589,868	982,394
Provision for uncollectible accounts	-	(10,000)
Gain on warrant liability fair value	-	(2,198,671)
Impairment of goodwill	-	227,998
Non-cash liquidated damages expense	-	(33,846)
Change in operating assets and liabilities:
Accounts receivable	(1,580,658)	(1,563,967)
Unbilled receivable	49,002	201,697
Inventory	29,573	50,708
Reimbursable project costs	182,339	(449,568)
Other current assets	(15,814)	(25,430)
Interest receivable on short term investments	8,692	(10,062)
Costs and estimated earnings in excess of billings	107,652	(769,070)
Accounts payable	1,316,662	1,974,264
Accrued expenses	400,681	31,431
Deferred income taxes	(978,000)	(223,000)
Customer deposits	(175,371)	-
Deferred revenue	199,825	824,516
Net cash used in operating activities	(1,611,309)	(992,067)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from short-term investments	698,019	300,000
Payments for short-term investments	-	(35,406)
Payments for project development costs	(1,143,656)	(5,000)
Payments for property and equipment	(113,255)	(143,560)
Net cash provided by (used in) investing activities	(558,892)	116,034

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	93,107	61,434
Principal payments on notes payable	(5,686)	(229,938)
Proceeds on the promissory note receivable	2,625,847	-
Payments on the promissory note payable	(2,625,847)	-
Proceeds from issuance of Series B preferred stock and conversion of warrants	-	2,536,050
Payments for treasury stock	(73,926)	-
Net cash provided by financing activities	13,495	2,367,546

NET INCREASE (DECREASE) IN CASH	(2,156,706)	1,491,513

CASH - BEGINNING OF THE PERIOD	2,802,302	1,310,789

CASH - END OF THE PERIOD	$645,596	$2,802,302

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$17,468	$27,433

NONCASH FINANCING ACTIVITY
Promissory note receivable received for construction financing	$1,375,186	$7,149,912
Promissory note payable issued for construction financing	$(1,375,186)	$(7,149,912)
Promissory note issued as payment on accounts payable for construction financing	$(2,435,852)	$-
Promissory note issued for turbine inventory financing	$(1,313,397)	$-
Promissory note issued for project development costs	$(1,314,666)	$-
Promissory note receivable and payable reduction for collectability	$635,158	$-
Non-controlling interest capital asset contribution	$86,128	$-
Series A preferred stock dividend	$390,955	$407,551
Warrant liability recognition upon adoption of accounting standard	$-	$12,576,816
Fair value of warrant liability extinguished on Series B preferred stock offering	$-	$10,378,145
Liquidated damages fees paid in the form of common stock	$-	$258,879
Issuance of common stock upon conversion of Series A preferred stock	$-	$171,319
Issuance of common stock upon conversion of Series B preferred stock	$-	$95,080
Beneficial conversion feature of Series B preferred stock	$-	$2,790,707
Reclassification of Series A preferred stock to equity as a result of removing
contingent redemption feature	$-	$3,342,954

The accompanying notes to the Consolidated Financial Statements are an integral part of this statement.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1.        ORGANIZATION

The Company provides development, construction, management, maintenance, and consulting services to wind farm projects throughout the Midwestern U.S. and produces consumer-owned renewable energy products.

The consolidated financial statements include the accounts of Juhl Wind, Inc. (“Juhl Wind”) and its four wholly-owned subsidiaries:  Juhl Energy Services Inc. (“JESI”) formerly DanMar and Associates, Inc., Juhl Energy Development, Inc. (“JEDI”), Next Generation Power Systems, Inc. (“NextGen”) and Juhl Wind Asset Investment, Inc. (“JAI”).  JAI had no activity as of the date of these consolidated financial statements.

Juhl Wind, Inc. was incorporated in the state of Delaware in January 2006 as Help-U-Drive Incorporated. In September 2006, the Company amended its articles of incorporation and changed its name to MH&SC Incorporated. On June 24, 2008, the owners of Juhl Energy Services, Inc. and Juhl Energy Development, Inc., both privately held companies under common control, exchanged all of their outstanding shares of common stock in the companies for 15,250,000 shares of common stock of MH&SC Incorporated, representing approximately 86% of the Company’s common stock outstanding after the exchange transaction.  The exchange transaction was accounted for as a recapitalization where JEDI was considered the acquirer for accounting purposes and treated the transaction as a reverse acquisition, since at the time of the transaction, MH & SC, Inc. was a company with no or nominal operations, assets and liabilities. Upon the exchange transaction, MH&SC, Inc. changed its name to Juhl Wind, Inc.

Generally accepted accounting principles require certain variable interest entities (“VIE”s) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient powers, obligations, or rights or if the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. Juhl Wind has determined that one of its wind farm projects currently under construction, Winona County Wind, LLC (“Winona County”) is a VIE and that Juhl Wind is the primary beneficiary. Accordingly, the Company’s consolidated financial statements include the accounts of Juhl Wind and Winona County. All significant intercompany investments, balances, and transactions have been eliminated.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH

The Company maintains cash balances at various financial institutions.  Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At times throughout the year cash balances may exceed the FDIC insurance limits.  In August 2008, the Company obtained an excess deposit insurance bond to insure deposits up to an additional $2,400,000 beyond the FDIC coverage. The bond was effective August 2008 through February 2010, and subsequently was replaced in February 2010 with a $1.7 million irrevocable letter of credit. This letter of credit was subsequently reduced to $1.0 million in March 2011. The Company monitors its cash balances to ensure adequacy of collateral for depository balances at financial institutions that exceed FDIC insured amounts.

  RESTRICTED CASH

The Company maintains a restricted escrow cash account funded by the proceeds received from the preferred stock private placement in 2009 and the warrant exercise and exchange in 2009. The funds are to be used for investor relations initiatives.

SHORT TERM INVESTMENTS

Short-term investments include certificates of deposits, with an original maturity of three months or greater, which are maintained at various financial institutions. The certificates are intended to be held for investment purposes through their maturity dates that occur at various times throughout 2011. At December 31, 2010, the Company’s short-term investments totaled $627,000, which includes accrued interest of approximately $7,200. At December 31, 2009, the Company’s short-term investments totaled $1,034,000 which includes accrued interest of approximately $15,000.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

RESTRICTED SHORT TERM INVESTMENTS

Restricted short-term investments include certificates of deposits, with an original maturity of three months or greater, which are maintained at various financial institutions. At December 31, 2010, the Company’s restricted short-term investments totaled $419,000, which includes accrued interest of approximately $900. At December 31, 2009, the Company’s restricted short-term investments totaled $718,000, which includes accrued interest of approximately $2,000. The certificates are intended to be held for investment purposes through their maturity dates that occur in October 2011.  These investments are classified as restricted as they being held as collateral against a note payable to a bank (discussed in Note 18).

ACCOUNTS RECEIVABLE
Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Trade accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts, however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not considered necessary at December 31, 2010 or 2009.

UNBILLED RECEIVABLES

Unbilled receivables are generated when the revenue from a project has been earned by the Company but has not been formally billed by the Company. The unbilled receivables are recorded at their estimated realizable value. The Company follows a policy for evaluating whether an allowance for doubtful accounts if necessary due to significant timing risks and other risks associated with energy project development.

INVENTORIES

Inventories, consisting primarily of parts and materials relating to the production of small scale wind turbines and large scale turbines purchased for, but not yet allocated to, various construction projects, are stated at the lower of cost or market value.

          REIMBURSABLEPROJECT COSTS
Reimbursable project costs represent advances made on behalf of wind farm entities to assist them in the payment of various legal costs, preconstruction project costs, or other temporary advances made during construction.

PROJECT DEVELOPMENT COSTS
Project development costs represent amounts paid by the Company for projects that Juhl Wind is either: (1) the wind farm developer and project owner, (2) a partial project owner, or (3) is the primary beneficiary of the project. In addition, the project advances with respect to the Valley View Transmission, LLC wind farm have been reclassified to project development costs since they were rolled into an equity investment subsequent to year-end, and as such, are not considered reimbursable in nature.  Project development costs are carried as a long-term asset until such time that the Company receives a reimbursement as a part of the permanent debt or equity financing of a commissioned wind farm project, or alternatively, the Company may convert these costs into an investment in the project.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Major betterments and improvements are capitalized, while replacements, maintenance, and repairs which do not improve or extend the life of the respective assets are expensed as incurred. Property and equipment are being depreciated over their estimated useful lives using the straight-line method.

Major categories of property and equipment and their depreciable lives are as follows:

Building and improvements	7-39 Years
Vehicles	5 Years
Machinery and shop equipment	5-7 Years

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

 GOODWILL
The Company previously recorded goodwill that resulted from its business acquisition of the minority interest of NextGen, which occurred in October 2008. Goodwill and other intangible assets with indefinite lives were not amortized, but were instead tested at least annually for impairment. The Company was required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the fair value of its goodwill and other intangible assets. As a result of this assessment for the year ended December 31, 2009, the Company recorded a goodwill impairment charge of $227,998. No further goodwill was being carried on the balance sheet at December 31, 2010 or 2009.

STOCK OPTION PLANS
Upon issuance of employee stock options on June 24, 2008 (inception date), the Company adopted authoritative guidance relating to “Share-Based Payments.” This guidance requires that all stock-based compensation be recognized as an expense in the consolidated financial statements and that such cost be measured at the fair value of the award. The Company recognizes compensation expense based on the estimated grant date fair value using various option-pricing models.

The Company accounts for stock-based instruments granted to nonemployees under the fair value method. Stock-based instruments usually are recorded at their underlying fair value.  In certain instances, the fair value of the goods or services is used to determine the value of the equity instrument as it is a better measure of fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring or nonrecurring basis adhere to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date
•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly
•	Level 3 inputs are unobservable inputs for the asset or liability

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The carrying value of cash, restricted cash, short term investments, accounts receivable, accounts payable, promissory note receivable and payable and other working capital accounts approximates their fair value at December 31, 2010 and 2009, due to the short maturity nature of these instruments.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value. No events occurred during 2010 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The Company has no assets and liabilities measured at fair value on a recurring basis that require disclosure. During 2009, the Company impaired goodwill. This was the only nonfinancial asset that was measured at fair value on a nonrecurring basis during 2009.

USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements and construction contract revenue; realizability of accounts and promissory notes receivable; valuation of deferred tax assets, stock based compensation and warrants, determination of the primary beneficiary of a variable interest entity, and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date.  Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

REVENUE RECOGNITION
Turbine Sales and Service:
Turbine sales occur from small scale wind turbines that are internally re-manufactured and sold by the Company, or through purchase and resale of larger scale wind turbines to wind farm project owners. Revenue from the sale of small scale wind turbines are recognized upon shipment to the customer as transfer of ownership, risk of loss and risk of loss have been transferred to the customer.  Deposits received from customers are included as deferred revenue until shipment occurs. Revenues from the sale of larger scale wind turbines are generally recognized in conjunction with the construction services percentage of completion accounting discussed below. Commencement of revenue recognition is only after turbine erection activities have begun.

Turbine services include time-and-material arrangements related to existing installations of wind turbine equipment.  Revenue is recognized upon completion of the maintenance services.

Licensing Revenue
Revenues earned from licensing agreements are amortized using the straight-line method over the term of the agreement.

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Wind Farm Construction Services
We recognize revenue on construction contracts on the percentage of completion method with costs and estimated profits included in contract revenue as work is performed. Construction contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. We recognize revenue on both signed contracts and change orders. A discussion of the treatment of claims and unapproved change orders is described later in this section. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred as part of the balance of plant contract (which excludes the wind turbines) and accrued to date for each contract to the estimated total cost for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material (excluding wind turbines), labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

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

EARNINGS PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares and share equivalents outstanding during the period. As of December 31, 2010, the Company had 223,906 share equivalents outstanding relating to outstanding stock options and warrants. As of December 31, 2009, the Company had 300,550 share equivalents outstanding relating to outstanding share options and warrants. At December 31, 2010 and 2009, the effects of the share equivalents were excluded from the computation of diluted shares outstanding as their effects would be anti-dilutive, due to the Company’s net loss attributable for common stockholders for those periods.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

The Company recognizes in its consolidated financial statements only those tax positions that are "more-likely-than-not" of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards. Based on this review, the Company has concluded that there are no uncertain tax positions that would require recognition within the consolidated financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2007. The Company's policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of January 1, 2010 or December 31, 2010 and such uncertain tax positions as of each date are insignificant.

RECENTLY ISSUED, BUT NOT YET EFFECTIVE, ACCOUNTING PRONOUNCEMENTS
The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on its consolidated financial statements.

RECLASSIFICATIONS
Certain reclassifications were made to the previously issued 2009 financial statements in the consolidated statements of operations in order for comparability to the 2010 classifications used. These reclassifications had no effect on net income, operating cash flow, or stockholders’ equity as previously reported.

3.
PRIVATE PLACEMENT OF SERIES A 8% CONVERTIBLE PREFERRED STOCK AND COMMON STOCK WARRANTS

In June 2008, the Company completed a private placement consisting of shares of newly-created series A 8% Convertible Preferred Stock (Series A), and detachable, five-year Class A, Class B and Class C warrants to purchase shares of common stock at an exercise price of $1.25 (Class A), $1.50 (Class B) and $1.75 (Class C) per share.  In total, the Company sold 5,160,000 shares of Series A (convertible at any time into a like number of shares of common stock) and Class A, Class B and Class C warrants to each purchase 2,580,000 shares of common stock, or an aggregate of 7,740,000 shares of common stock. Such warrants were subsequently exercised or exchanged in June 2009 (see Note 4). The Company received net proceeds of $4,567,875, which was allocated to Series A, and all warrants based on their relative fair value as follows:

Convertible Preferred Stock	$3,129,674
Detachable Warrants	$1,438,201

We also issued 2,250,000 shares of the Company’s common stock to Greenview Capital, LLC and unrelated designees at the closing of the transaction in consideration for merger advisory services.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Conversion Rights of Series A

At any time, each share of Series A is convertible into one share of common stock.  However, the number of shares of common stock issuable upon conversion of Series A is subject to adjustment upon the occurrence of certain customary events, including, among others, a stock split, reverse stock split or combination of the common stock; an issuance of the Company’s common stock or other securities as a dividend or distribution on the common stock; a reclassification, exchange or substitution of the common stock; or a capital reorganization of the Company. Additionally, until June 24, 2010, the holders of Series A will have “full-ratchet” anti-dilution price protection, with limited exceptions for issuances under employee benefit plans and pursuant to transactions involving a strategic partner preapproved by the holders on a case-by-case basis. After June 24, 2010, the holders of Preferred Stock will have “weighted average” anti-dilution price protection.

Voting Rights of Series A

Holders of Series A are not entitled to vote their shares with the holders of common stock, except for certain extraordinary corporate transactions, in which case they vote as a separate class. Holders of Series A shall also have any voting rights to which they are entitled by Delaware law.

Liquidation Rights of Series A

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, including a merger or consolidation of the company with or into another company, or any transfer, sale or lease by us of substantially all of the assets, the holders of Series A will be entitled to receive out of the assets available for distribution to stockholders, before any distribution is made to holders of common stock or any other series of the preferred stock, liquidating distributions in an amount equal to $1.20 per share, plus accrued but unpaid dividends, which totaled $5,883,000 including dividends accrued of $99,000 at December 31, 2010.

Redemption Rights of Series A

Series A may not be redeemed by the Company at any time.

Dividends Rights of Series A

Series A will be entitled to receive dividends at a rate of 8% per year, payable quarterly in arrears in cash or shares of common stock. The Company has accrued dividends to Series A totaling $98,542 as of December 31, 2010.

Certain Covenant Rights and Registration Rights of Series A

Series A contains certain negative covenants, such as a limitation on indebtedness, a limitation on increases in executive compensation, an incentive compensation plan not to exceed 10% of the outstanding common equivalent shares, and restrictions on mergers, acquisitions and other fundamental transactions, without the prior written consent of a majority of the holders of Series A, and certain other affirmative covenants.  All covenants expire if Series A position held by its majority original investor falls below 20% of the original Series A position held by it immediately following the closing of the original offering. The Company is also required to issue registered common shares upon conversion of Series A and exercise of the Class A, Class B and Class C warrants. If the underlying shares are not registered as required in the Series A offering document, the Corporation would be required to pay liquidated damages of 2% of the original purchase price per each 30 day period or part thereof for any registration default up to a maximum of 12%.

The Company recorded a liability and corresponding expense at December 31, 2008 in the amount of $258,879 to account for approximated liquidated damages and late fees to the holders of the Series A shares. The liquidated damages and late fees were related to the breach of covenants and rights contained in the Registration Rights Agreement, primarily as a result of the Company’s delay in successfully completing an effective registration statement, and to a lesser extent, the timely payment of quarterly dividends.  The Company and the holders of the Series A shares agreed in writing in March 2009 to pay the $258,879 in the form of shares of common stock issuable over the period April 1 through October 1, 2009.  The Company issued approximately 146,000 shares of common stock in payment of this liability. As of December 31, 2010, there is no remaining liability on the consolidated balance sheet.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

4. ISSUANCE OF SERIES B CONVERTIBLE PREFERRED STOCK

In June 2009, the Company entered into a Warrant Amendment Agreement with the holders of the Company’s Class A, Class B and Class C warrants, whereby the holders and the Company agreed that such warrants would be exercisable solely for the Company’s new Series B Convertible Preferred Stock (Series B). In conjunction with this agreement, the holders of all classes of warrants exchanged their warrants, cash of approximately $2,339,000 and a subscription receivable totaling approximately $197,000 for 6,607,006 shares of the Company’s Series B. The subscription receivable was paid in full on December 31, 2009.

Series B contains the following terms:

Conversion Rights of Series B

At any time, each share of Series B is convertible into one share of common stock. However, the number of shares of common stock issuable upon conversion of Series B is subject to adjustment upon the occurrence of certain customary events, including, among others, a stock split, reverse stock split or combination of common stock; an issuance of common stock or other securities as a dividend or distribution on the common stock; a reclassification, exchange or substitution of the common stock; or a capital reorganization of the company.

Voting Rights of Series B

Holders of Series B are not entitled to vote their shares with the holders of common stock, except for certain extraordinary corporate transactions, in which case they vote as a separate class. Holders of Series B shall also have any voting rights to which they are entitled by Delaware law.

Liquidation Rights of Series B

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the company, the holders of Series B will be entitled to receive out of assets available for distribution to stockholders, a pro rata liquidating distribution on a pari passu basis with holders of the Company’s common stock based on the number of shares convertible from the then outstanding Series B shares.  Liquidation does not include a change in control transaction or a merger or consolidation of the Company, any sale of all or substantially all of its assets in one transaction or series of related transactions, or any tender offer or exchange offer to which the holders of common stock are permitted to tender or exchange their shares for other securities, cash or property. Liquidation Rights of Series A is expressly senior to the rights of Series B.

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

The Company, beginning on January 1, 2009, recognized these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these instruments of $12,576,816 was recognized as an adjustment to the opening balance of stockholders’ equity at January 1, 2009. In addition, the carrying value of Series A was reduced by $529,133 due to the initial valuation allocated to preferred stock was determined using the relative fair value of Series A and the related warrants issued in the original transaction.  Series A would have been valued using its residual value as the full fair value of the warrants would have had to been first allocated from the net proceeds of the transaction and then the remainder to the value of convertible preferred stock.  During the year ended December 31, 2009, the Company recognized a gain of $2,198,671 related to this warrant liability representing the reduced fair value of this liability compared to the January 1, 2009 adoption date of this guidance. No gain or loss was recognized in 2010 relating to the warrant liability.

As discussed in Note 4,the conversion of all classes of warrants to Series B eliminated the derivative accounting related to the warrant liability. Therefore, the warrants that were accounted for as a warrant liability were reclassified to stockholders’ equity at its then-current fair value at the date of the exchange.  Prior to the exchange, the Company re-measured the fair value of these instruments as of June 29, 2009, and recorded an $848,966 gain to the statement of operations for the three month period ended June 30, 2009 as the fair value of the warrant liability decreased to $10,378,145.  This amount is included in stockholders’ equity as a component of the carrying value of Series B. At the end of the first quarter on March 31, 2009, the Company recognized a gain of $1,349,705 related to this warrant liability representing the reduced fair value of this liability at March 31, 2009 compared to the January 1, 2009 adoption date of this guidance.

The Company determined the fair value on June 29, 2009 of the warrant liability using various option valuation models. The Company has no warrants outstanding at December 31, 2010 or 2009 that required derivative accounting.

 6.        PROMISSORY NOTE RECEIVABLE

In November 2009, JEDI entered into a Development and Construction Services Agreement (the “Development Agreement”), with a wind project.  Under the Development Agreement, the Owner contracted with JEDI for the development, design, construction, installation, and financing of the project’s balance of plant. The Project’s balance of plant involved the installation of ten 2.0 MW wind turbine generators, which were subject to a Turbine Supply Agreement between the project owner and the turbine supplier. JEDI agreed to take a promissory note for a portion of the expected $8.5 million construction cost of the project together with a security interest that is junior to the turbine supplier. JEDI’s primary subcontractor also agreed to assist JEDI in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing was placed on the project.  As a part of this Development Agreement, the primary subcontractor’s note was initially required to be paid within 180 days of the project’s mechanical completion date (or approximately August 29, 2010), and if this did not occur, the subcontractor had the option to exercise legal rights to demand payment from JEDI only as it relates to Juhl’s rights to its promissory note and its Development Agreement, including a right of foreclosure on the note delivered to JEDI by the project owners, which could, in turn, allow for conversion of amounts to project equity by JEDI or its primary subcontractor. The substantial completion of the project occurred in February 2010 and the primary subcontractor did not elect to enforce any of its rights to its promissory note due to the lack of payment.  In October 2010, payments of approximately $2,625,000 were collected by the Company on this note which was in turn paid to the Company’s subcontractor.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

At December 31, 2010, the balance of the Promissory Note Receivable was $5,264,093, including 8% accrued interest thereon.  As discussed further in the Subsequent Events footnote (Note 26), the project owner closed on its project equity financing in March 2011 and simultaneously agreed to enter into a new credit agreement to replace the previous secured vendor financing arrangements with the turbine supplier and JEDI. The carrying amount of the Promissory Note Receivable reflects the net realizable value of the note arrangement at December 31, 2010 as a result of the new financing arrangement, which includes a reduction in the value of the note receivable of approximately $635,000 in 2010. The reduction in value also occurred in the valuation of the promissory note payable to the primary subcontractor, and as such there was no effect on net income in 2010.

7.  CONCENTRATIONS, RISKS AND UNCERTANTIES

The Company derived approximately 79% of its revenue in 2010 from five customers as a result of the construction and turbine sales and service activities, and 78% of its revenue in 2009 were from sales to two customers. At December 31, 2010, and 2009, 97% and 95% of the Company's accounts receivable were due from one and two customers, respectively.

8.      ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31, 2010	December 31, 2009
Wind farm development/management	$23,284	$310,108
Construction contracts	3,165,787	-
Turbine sales and service	9,561	1,307,866
Total	$3,198,632	$1,617,974

 9.     INVENTORIES

Inventories consist of the following:

	December 31, 2010	December 31, 2009
Materials and supplies	$242,901	$298,145
Wind turbines - construction contracts	1,393,333	-
Work-in-progress	-	54,265
Total	$1,636,234	$352,410

10.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2010	December 31, 2009
Land	$18,700	$17,500
Building and improvements	288,218	238,120
Equipment, including vehicles	414,940	380,856
Construction in progress	58,903	31,030
Subtotal	780,761	667,506
Less accumulated depreciation	(291,872)	(237,467)
Total	$488,889	$430,039

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

11. CONSTRUCTION CONTRACTS

The status of construction contracts is as follows:

	December 31, 2010	December 31, 2009
Costs incurred on uncompleted contracts	$10,914,418	$8,692,761
Deferred turbine costs	-	249,500
Estimated earnings	751,164	412,840
Less: billings to-date	(11,004,164)	(8,586,031)
Totals	$661,418	$769,070

Included in the accompanying balance sheet under the following captions:

	December 31, 2010	December 31, 2009
Costs and estimated earnings in excess of billings	$661,418	$769,070

12.    INCOME TAXES

The Company files a consolidated tax return inclusive of each of its wholly-owned subsidiaries, JESI, JEDI, JAI and NextGen.  The Company’s provision for income taxes includes only the effects of operating activities subsequent to the dates of acquisition as disclosed in Note 1 above, since each of the entities had elected Subchapter S status for all periods prior to acquisition. Upon acquisition, the Subchapter S elections were automatically terminated.

The Company has recorded deferred tax assets and liabilities arising from the anticipated timing differences recorded in the consolidated financial statements and income tax returns for various accrued expenses, accounting methods used in computing depreciation and revenue recognition and benefits from net operating loss carryforwards.

The components of the deferred income tax asset and liability as of December 31, 2010 and 2009 are as follows:
	2010	2009
Current deferred income tax asset:
Accrued vacation and officer’s compensation	178,000	$12,000
Reserves for warranty	18,000	26,000
Net operating loss carryforward	1,310,000	440,000
Less valuation allowance	-	(268,000)
Total	1,506,000	$210,000

Non-current deferred income tax asset:
Stock compensation expense	667,000	$431,000
Deferred revenue/other	390,000	224,000
Net operating loss carryforward	-	310,000
Less valuation allowance	(681,000)	(320,000)
Total	376,000	$645,000
Current deferred income tax liability:
Completed contract accounting	$217,000	$165,000

Non-current deferred income tax liability
Depreciation	$28,000	$31,000

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Deferred income taxes are presented on the balance sheet under the following captions at December 31:

	2010	2009
Net current assets	$1,289,000	$45,000
Net noncurrent assets	348,000	614,000
Total	$1,637,000	$659,00

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2010 and 2009, a valuation allowance of $681,000 and $588,000, respectively, has been recognized for deferred tax assets.

At December 31, 2010 the Company has approximately a $3.2 million federal net operating loss carryforward which will expire in the year 2029.

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the years ended December 31, 2010 and 2009:

	2010		2009
Statutory tax rate	$(919,000)	34.0%	$(120,396)	34.0%
States taxes, net of federal benefit	(162,000)	6.0	(21,246)	6.0
Nontaxable income and non-deductible expenses	7,000	(.3)	(765,050)	216.1
Other, net	3,000	(.1)	95,692	(27.0)
Increase in valuation allowance	93,000	(3.4)	588,000	(166.1)
	$(978,000)	36.2%	$(223,000)	63.0%

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
13.    PROMISSORY NOTES PAYABLE

         Promissory Notes Payable consists of the following:

	2010	2009

Note payable to a construction subcontractor, including interest at 8%, secured by the Company’s rights in its Development and Construction Services Agreement from underlying project and guaranteed by Juhl Wind parent company. Subsequent to December 31, 2010, the balance was converted to a note directly between the subcontractor and the project (see Note 26) and Juhl was released from further guarantee obligations on this note	$5,264,093	$7,149,912

Note payable to a turbine supplier, including interest at 6%, payable within 180 days of the project commissioning date (such date expected to be June 15, 2011); secured by Company’s first secured rights arising out of its Development and Construction Services Agreement with the underlying project	2,628,063	-

Note payable to a construction subcontractor, including interest at 8%, payable upon 180 days of reaching the mechanical completion date as defined in the underlying balance of plant construction agreement; secured by Company’s rights in its Second Amended Development and Construction Services Agreement from underlying project. Subcontractor has option to convert into project equity.	2,435,852	-
Totals	$10,328,008	$7,149,912

All amounts are classified as current liabilities on the balance sheet at December 31, 2010 and 2009, respectively.

14.       STOCK-BASED COMPENSATION

The Company has a incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. As of December 31, 2010, the Company has 1,657,111 shares available for award under the plan.

Stock Options

The Company has outstanding grants to key employees and directors of the Company, 1,240,000 options to purchase common shares under the above plan.  In addition, the Company issued an additional 500,000 stock options to a director in June 2009 outside of the plan. The outstanding stock options carry an exercise price ranging from of $1.00-$2.11 per share and expire ten years from the date of grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, underlying price ranging from $1.00 to $3.05, dividend yield of 0%, expected volatility ranging from 96% to 104%, risk-free interest rate of 4%, and average expected life of 6 years. Based on pricing model, the company expensed approximately $590,000 and $818,000 of stock compensation in the year ending December 31, 2010 and 2009, respectively.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

A summary of the Company’s stock option plan as of December 31, 2010 and 2009 and changes during the period then ended is listed below:

Outstanding at January 1, 2009	620,000
Granted	1,200,000
Exercised	-
Expired	-
Forfeited	(75,000)
Outstanding at December 31, 2009	1,745,000

Options exercisable at the end of the period	554,147

Outstanding at January 1, 2010	1,745,000
Granted	25,000
Exercised	-
Expired	-
Forfeited	(30,000)
Outstanding at December 31, 2010	1,740,000

Options exercisable at the end of the period	1,095,414

As of December 31, 2010, there was approximately $469,000 total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of 2 years.

Warrants

The Company has issued common stock warrants to individuals or firms for consulting and investor relations services. A summary of the warrants are as follows:

Issue date	Number of warrants	Expiration Date	Exercise Price per share
December 2008	50,000	June 2013	$7.00 - $10.00
December 2009	100,000	December 2014	$1.25
Total	150,000

All of the warrants are vested and allow the holder to purchase common stock at the exercise prices shown above.  To determine fair value of the warrants issued for the purposes of measuring expense, the Company uses various valuation models. The Company recognized stock compensation expense to non-employees of approximately $0 and $164,000 during the years ended December 31, 2010 and 2009, respectively.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

15.       FAIR VALUE MEASUREMENTS

There were no assets or liabilities at December 31, 2010 that were measured at fair value using significant unobservable inputs (Level 3). The reconciliation of beginning and ending balances for financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at December 31, 2009 are as follows:

Warrant liability

Beginning Balance, January 1, 2009	$-
Recognition upon adoption of ASC 815-40	12,576,816
Gain on warrant liability fair value adjustment	(2,198,671)
Reclassification to equity (see Note 5)	(10,378,145)
Ending Balance, December 31, 2009	$-

Total unrealized gain included in earnings during 2009 which are attributable to the change in unrealized gains or losses related to liability no longer held at the reporting date	$2,198,671

The Company’s Level 3 liability as of December 31, 2009 consists of the common stock warrants held by the preferred shareholders subject to redemption discussed in Note 5.  The fair value of the liability for the preferred stock warrants subject to redemption is estimated using various option pricing models using internal observable and unobservable market input assumptions.

During 2009, goodwill was deemed to have no implied value after the Company completed its valuation analysis.  The resulting impairment charge of $227,998 was included in earnings during the fourth quarter of 2009.  The Company used a discounted cash flow model for the reporting unit.  Management judgment was required for developing the assumptions for the discounted cash flow model.  The model requires significant unobservable inputs, which are level 3 under the fair value hierarchy.

16.       LICENSING ARRANGEMENT

In July 2009, NextGen entered into a non-exclusive Manufacturing License and Reseller agreement with an unrelated company. The agreement provides that NextGen will license its small turbine technology and, among other things, grants a right to manufacture units over a twenty year period. The agreement also provides for exclusive distribution rights in certain areas of the United States.  During 2009 and 2010, NextGen received payments of $1 million for granting these rights under this agreement.  Revenue is being amortized over the twenty year period.   For the year ended December 31, 2010 and 2009, licensing revenue of approximately $50,000 and $21,000, respectively, is included in revenue in the consolidated financial statements.  Deferred licensing revenue of approximately $929,000 and $512,000 is included on the balance sheet in deferred revenue as of December 31, 2010 and 2009, respectively.

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

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The following is information for each segment for the years ended December 31, 2010 and 2009:

	Wind Farm Development, Construction, and Management	Consumer- Owned Renewable Energy	Consolidated
For the Year Ending December 31, 2010

Wind farm development/management	$490,266	$3,304	$493,570
Turbine sales and service	275,004	770,295	1,045,299
Related party revenue	325,764	-	325,764
Construction contact revenue	4,396,947	6,563	4,403,510

Total revenue	5,487,981	780,162 577,300	6,268,143

Loss from operations	(2,271,362)	(475,247)	(2,746,609)
Other expense, net	(10,165)	(21,391)	(31,556)
Loss before income tax benefit	$(2,281,527)	$(496,638)	$(2,778,165)

Identifiable assets at December 31, 2010	$14,296,025	$344,796	$14,640,821
Corporate assets			3,452,040
Total assets at December 31, 2010			$18,092,861

	Wind Farm Development, Construction, and Management	Consumer- Owned Renewable Energy	Consolidated
For the Year Ended December 31, 2009
Wind farm development/management	$910,473	$24,939	$935,412
Turbine sales and service	1,166,640	1,322,590	2,489,230
Related party revenue	299,084	-	299,084
Construction income	7,939,399	11,206	7,950,605
Other	1,810	-	1,810
Total revenue	$10,317,406	$1,358,735	$11,676,141

Loss from operations	$(2,175,568)	$(424,775)	$(2,600,343)
Other income (expense), net	2,274,943	(28,706)	2,246,237

Income (loss) before income tax benefit	$99,375	$(453,481)	$(354,106)

Identifiable assets at December 31, 2009	$11,035,600	$932,842	$11,968,442
Corporate assets			4,844,158
Total assets at December 31, 2009			$16,812,600

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

18.   BANK NOTES PAYABLE

NextGen obtained short-term financing under the following bank note arrangements for the years ended December 31, 2010 and 2009:
	December 31, 2010	December 31, 2009
Note payable to bank, due July 2010, interest payable monthly at 5%, collateralized by certificates of deposit, refinanced with the note below.	$-	$416,853

Note payable to bank, interest payable monthly at 5%, collateralized by certificates of deposit, due April 2011.	411,167	-
	$411,167	$416,853

The weighted average interest rate for December 31, 2010 and 2009 was 5%, respectively. Interest expense for the years ended December 31, 2010 and 2009 approximated $21,400 and $28,700, respectively.

19.       TRANSACTIONS WITH RELATED PARTIES

The Company provides wind farm management services to entities that are controlled by the Company’s Chief Executive Officer and family members. This revenue is shown on the face of the consolidated statement of operations as related party revenue. The fees are billed at rates similar to fee structures charged to unrelated parties.

20.       OPERATING LEASE

The Company rents executive office space under a lease arrangement that expires October 31, 2011. The Company also rents additional storage space and the land on which the corporate office is located from two unrelated parties on a month-to-month basis. The rent expense under these arrangements was $38,000 and $8,700 for the years ended December 31, 2010 and 2009, respectively. In 2011, the Company has a minimum lease payment of $30,000.

21.       CONTRACTS, COMMITMENTS, AND CONTINGENCIES

Construction Services Agreements

The Company enters into construction services agreements with third parties for the construction of wind projects. The construction services agreements provide for a fixed price, subject to change orders pursuant to changes in work scope or work conditions. The construction fees are generally billable on a monthly basis. At December 31, 2010, the Company was actively constructing or managing the construction of four wind farm projects in Minnesota with a combined estimated contract value of $8.6 million.

Development Agreements

The Company enters into development agreements with third parties for the development of wind projects. The development agreements call for development fees ranging from 3% to 5% of the total project cost. The development fees are generally paid by the project owners in installments: upon signing of the development agreement (ranging from 2-10% of the fee), signing of the power purchase agreement (approximately 5% of the fee), upon availability of funding and signing of the PPA (approximately 40% of the fee), and the remaining 50% is due at the commercial operation date of the project. As of December 31, 2010 and 2009, the Company was involved with various development agreements at different stages within the contracts. The Company was also involved with several new projects for which development agreements have not been signed.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Turbine Supply

The Company may enter into turbine supply agreements whereby it will purchase large commercial scale wind turbines from turbine equipment suppliers and resell the components to wind project owners. The Company incurs risks of ownership during the course of shipment and delivery to the project site. The Company passes through the warranty and performance obligations of the manufacturer onto the project owners. At December 31, 2010, the Company had delivered one large commercial scale turbine (approximately $1.3 million cost) to one wind project owner.  In addition, the Company periodically refurbishes and sells small commercial scale wind turbines under turbine supply agreements with small rural businesses and individuals.

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

The Company’s evaluation of whether it qualifies as the primary beneficiary of VIEs is highly complex and involves significant judgments, estimates and assumptions. The Company generally utilizes expected cash flow scenarios to determine the Company’s interest in the expected losses or residual returns of VIEs and perform qualitative analysis of the activities that most significantly impact the VIEs’ economic performance and whether we have the power to direct those activities.

Non-Consolidated Variable Interest Entities

Grant County Wind
As more fully described in Note 6, Juhl Energy Development (JEDI) entered into a Development and Construction Services Agreement in November 2009 with a limited liability company which was formed to own the Grant County wind farm  project in Minnesota.  Under this agreement, JEDI contracted with the existing owners of the wind farm project for the development, design, construction, installation, and construction period financing of the project’s balance of plant. JEDI agreed to take a promissory note for a portion of the expected $8.5 million construction cost of the project together with security interest that is junior to the turbine supplier. JEDI’s primary subcontractor has also agreed to assist JEDI in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing is placed on the project.  The Company does not maintain any ownership interest in the entity. The Company has determined that this limited liability company is a VIE.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

A major wind turbine manufacturer has also accepted a note receivable for approximately $30 million from this limited liability company as their turbines were being constructed on the wind farm.  The turbine manufacturer has more risk exposure as it relates to this entity and has been granted certain decision rights, superior to JEDI, that most significantly impact the economic performance of the limited liability company. Based on this analysis, JEDI has determined that the wind turbine manufacturer is the primary beneficiary for this VIE.

At December 31, 2010, the Company held the following investments that were evaluated against the criteria for VIE consolidation and determined that it is not the primary beneficiary of the investments and therefore consolidation in the Company’s consolidated financial statements is not required:

Asset types	Purpose	Book Value	Market Value
Promissory note receivable	Construction contract note with owners	$5,264,093	$5,264,093
Reimbursable project costs	Cost advances to wind farm project	334,204	334,204
Costs and profits in excess of billings	Construction contract	661,418	661,418
Promissory note payable	Construction contract note with subcontractor	(5,264,093)	(5,264,093)

Valley View Transmission, LLC
In June 2010 (and as amended in December 2010),   JEDI entered into a Development and Construction Services Agreement with a limited liability company which was formed to own the Valley View wind farm project in Minnesota.  Under this agreement, JEDI contracted with the existing owners of the wind farm project for the development, design, construction, installation, and construction period financing of the project’s balance of plant.  JEDI began construction of the wind farm in fourth quarter 2010 for the expected $4.2 million balance of plant construction cost of the project, of which $3.1 million was stored and completed to-date at December 31, 2010.  JEDI’s primary subcontractor has also agreed to assist JEDI in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing is placed on the project but no more than six months from mechanical completion of the project.  The Company did not maintain any ownership or voting interest in the entity at year-end.  The Company has determined that this limited liability company is a VIE.

In making a determination of whether the Company is the primary beneficiary in this VIE for purposes of the consolidated financial statements as of December 31, 2010, the Company notes that JEDI did not have any power (explicit or implicit) to direct the activities of Valley View that most significantly impact the economic performance of the project entity. JEDI did not have any equity ownership as of December 31, 2010 and did not have any voting rights assigned to it.  JEDI, or any employee or owner of JEDI was also not acting as management for Valley View.  Valley View had rights and power to terminate the agreement with JEDI at any time. At no time during the design or setup of Valley View was JEDI expected to be, or desired to be, in a position of control. Based on these judgments, JEDI is not considered the primary beneficiary for this VIE.

In February 2011, Valley View executed an equity agreement with the turbine supplier and JAI whereby the turbine supplier became approximately a 52% majority controlling interest in this limited liability company. In March 2011, the construction loan and bridge loan financing was completed and the turbine supplier formally agreed to provide a guarantee of the $10 million construction loan portion of the financing.   The turbine supplier would replace the original equity owners as the primary beneficiary at that time.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

At December 31, 2010, the Company held the following investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments and therefore consolidation in the Company’s consolidated financial statements is not required:

Asset types	Purpose	Book Value	Market Value
Accounts receivable	Construction contract note with owners	$3,115,787	$3,115,787
Project development costs	Cost advances to wind farm project	285,073	285,073
Accounts payable	Amounts due on retainage	138,338	138,338
Promissory note payable	Construction contract note with subcontractor	(2,435,852)	(2,435,852)

Consolidated Variable Interest Entities

Winona County Wind
JEDI entered into a Development and Construction Services Agreement in November 2010 with a limited liability company, Winona County Wind, LLC (“WCW”), which was formed to own a wind farm  project in Minnesota.  Under this agreement, JEDI contracted with the existing owners of the wind farm project for the development, design, construction, installation, and construction period financing of the project’s wind turbines and balance of plant.  JEDI agreed to take a promissory note for the expected $4 million cost of the wind turbines and construction costs of the project. The Company maintains a first security interest in all of the WCW assets and also received a pledge of the membership interests of the existing owners.  The Company has determined that this limited liability company is a VIE.

The Company has determined that this limited liability company is a VIE for which the Company is the primary beneficiary as a result of our implicit power to direct the activities of the entity and the existing ownership and therefore significantly impact the economic performance of WCW.

At December 31, 2010, the following table summarizes the assets and liabilities of WCW in our consolidated financial statements:

Account	Purpose	Assets	Liabilities
Project Development Costs	Construction costs in-progress	$2,228,332	$2,228,332
Accounts Payable	Amounts due to service providers	25,650	25,650

23.  LEGAL PROCEEDINGS

In March 2011, a complaint was filed by a freight supplier claiming that the Company has not paid amounts due under contractual arrangements for delivery of wind turbine generator components along with additional unreimbursed costs in that regard. The Company has accrued all costs in the complaint in the accompanying consolidated balance sheet and believes that it has counterclaims such that any settlement in this matter will not have a material effect on the financial position or operations of the business.

24.  STOCK REPURCHASE PROGRAM

In October 2010, the Company’s Board of Directors authorized a stock repurchase program which would allow the Company to purchase up to $200,000 of its common stock.   The expiration of the program was originally December 31, 2010, but was subsequently extended to March 31, 2011 through board approval in January 2011.

The repurchase plan is being carried out in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Act").     The repurchase program allows the Company to execute trades in the open market during periods when it would ordinarily not be permitted to do so because of its possible possession of material non-public information, because of insider trading laws or due to self-imposed trading blackout periods. A broker chosen by the Company has the authority, under the prices, terms and limitations set forth in the plan. The number of shares to be repurchased and the timing of the repurchases are based on the level of available cash and other factors, including market conditions, the terms of any applicable 10b5-1 plans and self-imposed black-out periods.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

During the period from October through December 31, 2010, the Company repurchased 57,980 shares of Juhl common stock in the open market at a cost of $73,926, or an average purchase price of $1.28 per share. The purchases are reflected in Stockholders’ Equity under the caption Treasury Stock.

25.   LIQUIDITY

Certain events have transpired subsequent to December 31, 2010 that have significantly enhanced our balance sheet liquidity.  In March 2011, we received approximately $2.5 million in cash from equity funding proceeds relating to development fees for three of our completed wind farm development projects, and expect to receive an additional $1.9 million in cash in April 2011 as a remaining installment in development fees.  In addition, we received $1 million in cash in March 2011 from a project owner for development work performed to-date and this amount is being treated as an advance in the form of a loan until the project is completed or sold.

26.       SUBSEQUENT EVENTS

Grant County Wind Project (“GCW Project”). On March 9, 2011, The GCW Project sold 99% of new membership interests to a new equity investor. As a part of that transaction closing,  proceeds of $750,000 were used to pay down the promissory note balance with the GCW project, of which the  Company received approximately $242,000 directly in cash and in addition, a payment of $508,000 that was paid by agreement of the parties directly to our primary subcontractor holding the promissory note payable.  Also in conjunction with this equity investment, JEDI, along with the project turbine supplier and our primary subcontractor, agreed to a new credit facility to act as temporary lenders to the project until a permanent take-out loan is completed.  The new credit facility terminated the previous vendor note financing structures that had been put in place in 2009 by the turbine supplier, JEDI and its primary subcontractor (the ‘Development Partners”).  Effective March 2011, new promissory notes were created for each of the development partners under the new credit agreement with the project company.  Each development partner shall receive proceeds upon receipt of the permanent take-out loan proceeds pursuant to the terms of an intercreditor arrangement, and in the interim, the development partners will receive a quarterly payment of principal and interest on their respective promissory note.  The development partners have received a first security interest in project assets. The effect of the foregoing transactions required the Company to reduce the December 31, 2010 balance of our promissory notes receivable and the promissory note payable by approximately $635,000 with no effect on our net income since our primary subcontractor also agreed to the reduced amount of note proceeds.  The aforementioned cash payment received upon closing, along with the Company’s $1.76 million promissory note from the new credit facility will result in the revenue recognition of a project development fee of approximately $1.34 million in first quarter 2011. In addition, the promissory note payable to our primary subcontractor will have been deemed to be satisfied.

In conjunction with the new credit facility, the Company has agreed for a limited period of time to indemnify the new equity investor with respect to certain representations and warranties made in conjunction with the equity purchase,  including potential liabilities for Section 1603 Treasury Grant recapture or tax liabilities attributable to the period prior to the closing date.  Also, the Company has guaranteed the payment obligation from Grant County to our primary subcontractor until such obligations are satisfied.  As of March 2011, the remaining obligation is approximately $4,756,000.

Valley View Project.   On February 16, 2011, JAI became an equity investor (48% ownership) in a limited liability company that owns 99% of the limited liability company that owns the Valley View project.  This equity investment occurred simultaneously with the project’s turbine supplier who holds the 52% controlling interest.  The Company’s initial equity investment of approximately $478,000 occurred on March 3, 2011 and was funded by the Company’s previous cash advances to the Valley View project along with a conversion of part of our receivables.   Within the membership control agreement, JAI has an obligation to purchase all, but not less than all, of the 52% controlling interest within two years after the Valley View commercial operation date as a result of a put option available to the controlling shareholder.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

On March 3, 2011, the Valley View project closed on a construction and bridge loan debt financing of $13 million with a bank. As a part of the closing, Juhl Energy was required to subordinate its rights under its Second Amended Development and Construction Services Agreement and to pledge its membership interests to the bank as collateral. Also in conjunction with the loan closing, Juhl Energy’s trade receivables of approximately $3.49 million were transferred to a subordinated promissory note. The lender also required a minimum equity capital contribution which essentially requires Juhl to provide the full equity commitment on the project upon the demand of the lender. Juhl intends to raise outside equity capital and to utilize the Section 1603 Treasury Grant program in satisfying the minimum equity contribution commitment.  The Company in its role is continuing to assist the project LLC in completing the project and raising the remaining equity contribution required and we expect to complete all of this work by the end of May, 2011.  After completing this work, we anticipate full payment on our promissory note.

Meeker County Projects.  In March 2011, JEDI completed the development of two Meeker County wind projects, named Adams and Danielson, with which the Company has Development Services and Construction Advisory services agreements.  The Meeker County projects received equity funding upon declaring initial commercial operation and as such, JEDI received payment for 50% of its fees related to the development services agreements (approximately $1.8 million) along with approximately $450,000 of additional proceeds for construction management services. The Company expects to receive the remainder of its earned development fees of approximately $1.8 million in April 2011. The $3.6 million of development fee revenue will be recognized in first quarter 2011.

Crofton Hills Project.   On March 1, 2011, the Company entered into an amendment to its existing Development Services Agreement with the limited liability entity that owns the Crofton Hills project. As a result of the amendment, the Company agreed to sell the rights to its development work performed to-date for $2,250,000, subject to the owner’s ability to achieve a purchase and sale agreement for the overall project.  The owner has secured an initial letter agreement for such sale with an experienced large energy company and Juhl is assisting in finalization of the sale agreement.  It is expected to be completed by May of this year and the Company is expected to serve as a co-developer of the project after the sale is completed.  Also, in conjunction with this amendment, the project owners paid the Company an advance of $1,000,000 in cash. The advance is in the form of a loan and is intended to be an advance on the sale of the development work to-date.  In the event that owner is not successful in achieving the purchase and sale agreement for the overall project, the loan must be repaid to the owners at the time that the underlying project eventually achieves commercial operation.  The Company is expected to continue in a development role in the project until commercial operation, and the agreement with the owners also includes a provision that the Company will advance $500,000 on December 31, 2011 to the project owner in the event that the project has not yet achieved commercial operation at that time.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2010, the end of the period covered by this report. Based upon management’s evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were designed at a reasonable assurance level and were effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management reviewed the results of its assessment with our audit committee, which is comprised of our independent directors.

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Our internal control over financial reporting includes those policies and procedures that:

(i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

(iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In our annual report on Form 10-K for the year ended December 31, 2009, we had identified two material weaknesses with respect to our internal control systems: 1) adequate monitoring over financial reporting activities to adequately divide, or compensate for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected and 2) adequate review and monitoring of the online checkwriting process and the personnel authorized to perform online cash disbursements.   A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During 2010, we conducted remediation efforts to provide internal controls sufficient to no longer consider the two items as material weaknesses.   We do, however, realize as a small business that the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function.  However, Company management does review financial statements and bank reconciliations on a monthly basis, together with the adoption of a monthly financial closing process. The Company also added an assistant controller during 2010.  These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

Except as described in the preceding paragraph, there were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

On March 1, 2010, the stockholders holding a majority of the Company’s voting common stock nominated and elected the Company’s current Board of Directors to serve until the next annual meeting of the stockholders or until their respective successors are elected, and further, all action taken by the directors of the Corporation since the last annual meeting of the stockholders in conducting the ordinary and legitimate corporate and business affairs of the Corporation were ratified, confirmed, approved, and adopted as the actions of the Corporation.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table shows the positions held by our board of directors and executive officers, and their ages as of March 25, 2011:

Name	Age	Position
Daniel J. Juhl	60	Chairman of the Board of Directors and Principal Executive Officer
John P. Mitola	45	President and Director
John J. Brand	54	Principal Financial Officer
Edward C. Hurley	57	Director
General Wesley Clark (ret.)	66	Director
James W. Beck	67	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Daniel J. Juhl became our Chairman of the Board and Principal Executive Officer on June 24, 2008, and had served as President of Juhl Energy since September 2007 and Juhl Energy Services, since January 1989. Mr. Juhl has been involved in the wind power industry for more than 30 years. He has experience in the design, manufacture, maintenance and sale of wind turbines. He also provides consulting services in the wind power industry helping farmers develop wind projects that qualify for Minnesota’s renewable energy production incentives. Mr. Juhl has been involved in the development of about 1,500 megawatts of wind generation in his 30+ years of experience in the field. He has served as the Principal technology officer of Next Generation Power Systems, Inc. from October 2005 until the present. He has been the principal consultant for wind energy projects to Edison Capital, John Deere Capital, Vestas, EWT, Suzlon Turbine Manufacturing, and various public and private utilities throughout the United States and Canada. He has appeared before numerous state and federal governmental bodies advocating wind power and community-based energy development on behalf of landowners, farmers and ranchers. Mr. Juhl wrote the popular wind energy reference guidebook, “Harvesting Wind Energy as a Cash Crop.”

Mr. Juhl’s extensive experience in the wind power industry and his specific experience as founder of Juhl Energy and Juhl Energy Services, the related companies which are now our wholly-owned subsidiaries, provide the Company with a solid foundation of knowledge about the industry, lends stability to the Company’s position in the industry and makes Mr. Juhl uniquely qualified to serve as CEO and a director of the Company.

John P. Mitola became our President and a member of our board of directors on June 24, 2008, and had served in similar positions with Juhl Energy since April 2008. Mr. Mitola has more than 20 years of experience in the energy and environmental industries, real estate development, venture capital, engineering and construction. He was a managing partner with Kingsdale Capital International, a private equity and capital advisory firm that specialized in merchant banking, leveraged buyouts and corporate finance, since August 2006. From 2003 to 2009 Mr. Mitola served as Chairman of the Illinois Toll Highway Authority, one of the largest agencies in Illinois and one of the largest transportation agencies in North America with a $600 million annual operating budget and a $6.3 billion capital program, operating over 274 miles of roadway serving the Chicago metro region.

Most recently, Mr. Mitola was Chief Executive Officer and a director of Electric City Corp., a publicly-held company that specialized in energy efficiency systems, where he served from January 2000 to February 2006. Prior to his role at Electric City, Mr. Mitola was vice president and general manager of Exelon Thermal Technologies, a subsidiary of Exelon Corp. that designed and built alternative energy systems, from March 1997 to December 1999. Prior to serving as its general manager, Mr. Mitola served in various leadership roles at Exelon Thermal Technologies from January 1990 until his move to Electric City Corp. in January 2000.  Mr. Mitola is also a member of the board of directors of anotehr publicly-traded company, IDO Security Inc.  He is a member of the American Society of Heating, Refrigerating and Air-Conditioning Engineers, and the Association of Energy Engineers. His community affiliations include membership in the Economic Club of Chicago, City Club of Chicago, Union League Club and the governing board of the Christopher House Board of Directors. He is also a member of the board of the Illinois Council Against Handgun Violence. Mr. Mitola received his B.S. degree in engineering from the University of Illinois at Urbana-Champaign and J.D. degree from DePaul University College of Law.

Mr. Mitola’s varied experience in energy-related businesses, his public company experience and the administrative skills he has acquired over his career make him particularly capable to lead the Company’s management team and serve as one of its directors.

John J. Brand became our Chief Financial Officer on January 26, 2009.  Immediately prior to joining Juhl Wind, and since 2002, Mr. Brand served as the Chief Financial Officer of CMS Direct, Inc.  (now CognitiveDATA, Inc., a subsidiary of Merkle, Inc. subsequent to acquisition).  Mr. Brand is a former certified public accountant. He has also held Chief Financial Officer and division controllership positions in both public and private companies in technology, business services and energy-related businesses. In addition, Mr. Brand has 14 years of audit and tax experience in public accounting firms, including Grant Thornton. Mr. Brand earned a B.S. in Accounting from St. Cloud State University.

Edward C. Hurley became a director of our Company in July 2008 following our reverse public offering transaction and is a member of our audit committee as of November 2009.  Mr. Hurley is a partner with Foley & Lardner LLP where he is a member of the Energy Industry Team, focusing his practice on public utility regulation, a position he has held since May 2010.

Mr. Hurley dedicated over 16 years of his career at the Illinois Commerce Commission ("ICC") where he served as the agency's chairman, as well as a commissioner and an administrative law judge. During his tenure at the ICC, Mr. Hurley was involved in resolving complex issues impacting Illinois businesses governed by the ICC, including the deregulation of the electric energy markets, the process for procurement of electricity by electric utilities, and mergers and acquisitions of telecommunications, electric, and natural gas utilities. He also served as the Special Director of the Office of Emergency Energy Assistance for the State of Illinois, being responsible for the successful implementation of the "Keep Warm Illinois" and "Keep Cool Illinois" Campaigns that were driven by anticipated increases in the costs of natural gas and electricity.

Mr. Hurley also has been involved in regulatory issues at a national level. While at the ICC, Mr. Hurley was active in the National Association of Regulatory Utility Commissioners, where he served on the board of directors as well as the Water Committee. In these roles, Mr. Hurley gained a national perspective regarding the regulatory requirements imposed upon utilities operating in newly competitive markets. He continues to be an active participant, as well as a guest speaker, at numerous conferences relating to issues impacting businesses that operate in regulated industries, including energy, telecommunications and investor-owned water systems. Also, Mr. Hurley has been a member of the National Coal Council since 2004.

Prior to joining Foley, Mr. Hurley was of counsel with Chico & Nunes, P.C. He began his career representing clients in litigation in private practice and as an Illinois Assistant Attorney General.

Mr. Hurley received his J.D. from John Marshall Law School in 1980 and his B.S.B.A. from Marquette University in 1976.

The Company believes that Mr. Hurley’s significant experience in his leadership role at a large public agency in the energy arena adds valuable depth to the Company’s board of directors.

Wesley K. Clark became a director of our Company in January 2009, and is a member of our audit committee as of November 2009.   He is also a member of our compensation committee and our nominations and corporate governance committee.   Wesley K. Clark is a businessman, educator, writer and commentator.

General Clark serves as Chairman and CEO of Wesley K. Clark & Associates, a strategic consulting firm; Chairman of investment bank Rodman & Renshaw; Co-Chairman of Growth Energy; senior fellow at UCLA's Burkle Center for International Relations; Chairman of Clean Terra, Inc.; Director of International Crisis Group; Chairman of City Year Little Rock; as well as numerous corporate boards. General Clark has authored three books and serves as a member of the Clinton Global Initiative's Energy & Climate Change Advisory Board, and ACORE's Advisory Board.

General Clark retired a four star general after 38 years in the United States Army. He graduated first in his class at West Point and completed degrees in Philosophy, Politics and Economics at Oxford University (B.A. and M.A.) as a Rhodes Scholar. While serving in Vietnam, he commanded an infantry company in combat, where he was severely wounded and evacuated home on a stretcher. He later commanded at the battalion, brigade and division level, and served in a number of significant staff positions, including service as the Director Strategic Plans and Policy (J-5). In his last assignment as Supreme Allied Commander Europe he led NATO forces to victory in Operation Allied Force, saving 1.5 million Albanians from ethnic cleansing.

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

James W. Beck became a director of our Company in November 2009, and is a member of our audit committee as of November 2009.  He is also a member of our compensation committee and our nominations and corporate governance committee.  Mr. Beck is a majority owner of Intepro, a company engaged in the development of software for vertical markets having to meet requirements for regulatory compliance, and is a co-owner of EMCllc, a firm engaged in the engineering, design and implementation of energy efficient lighting systems in industrial and commercial applications throughout North America for new construction and retrofit markets.  Mr. Beck has previously been involved with companies engaged in the evaluation and implementation of energy usage, alternative energy sources, electrical continuation, and energy conservation.  Mr. Beck earned a B.S. from the Carlson School of Business of the University of Minnesota.  Mr. Beck serves as a member of the Board of Directors of AIA Insurance Services in Lewiston, Idaho, serves as a member of the Advisory Committee of Summit Academy in Minneapolis, Minnesota and is involved in various other community and civic activities.

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

We agreed with Vision Opportunity Master Fund, the lead investor in the private placement, to nominate to our board of directors an independent and industry-qualified director selected by it, and reasonably acceptable to us, to serve as a director for at least three years after the closing of the exchange transaction and private placement. We also agreed to cause such director to be appointed to the audit or compensation committee of our board, when established.  In fulfillment of that agreement, Mr. Hurley was appointed as such director, and is also a member of both our audit and compensation committee.

Board Composition and Meetings of Board of Directors

The Board of Directors is currently composed of five members.  All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.  In 2010 and 2011, our Board of Directors has met in person three times and acted by written consent two times.

Board Committees

The Company has established an audit committee and has created a compensation committee and a nominations and governance committee, in compliance with established corporate governance requirements.  Currently, Mr. Hurley, General Clark and Mr. Beck are our only “independent” directors, as that term is defined under NASDAQ rules and by the regulations of the Securities Exchange Act of 1934.

Audit Committee.  The Board of Directors of the Company established an Audit Committee at its meeting on November 24, 2009.  At this meeting, Mr. Beck was appointed Audit Committee Chairman, and Mr. Hurley and General Clark were appointed as members of the Audit Committee.  As a result, the Audit Committee is comprised of our "independent" directors as defined in NASDAQ Marketplace Rule 5605(a)(2).  Further, the Board of Directors of the Company adopted an Audit Committee Charter at its meeting on April 8, 2010.  Commencing in the 2011 fiscal year, the Audit Committee will review the results and scope of the audit and the financial recommendations provided by our independent registered public accounting firm.  Further, the Audit Committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.

Compensation Committee. The Board of Directors of the Company established a Compensation Committee at its April 8, 2010 meeting.    The Compensation Committee is comprised of our “independent” directors as defined in NASDAQ Marketplace Rule 5605(a)(2). Commencing in the 2011 fiscal year, the Compensation Committee will review and approve our salary and benefit policies, including compensation of executive officers.  Further, the Compensation Committee will administer our Incentive Compensation Plan, and will recommend and approve grants of stock options, restricted stock and other awards under that plan.

Nominations and Governance Committee. The Board of Directors of the Company established a Nominations and Governance Committee at its April 8, 2010 meeting.  The Nominations and Governance Committee is comprised of our “independent” directors as defined in NASDAQ Marketplace Rule 5605(a)(2).  Commencing in the 2011 fiscal year, the Nomination and Corporate Governance Committee will review the qualifications of prospective directors for consideration by the board of directors as management’s nominees for directors. The purpose of the Nominations and Governance Committee is to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The Nominations and Governance Committee’s duties will also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

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

Shares Available for Awards; Annual Per-Person Limitations. Subject to certain recapitalization events described in our plan, the aggregate number of shares of common stock that may be issued pursuant to our Incentive Compensation Plan at any time during the term of such plan is 2,897,111 shares, and as of December 31, 2010, there were a total of 1,240,000 shares issued under such plan.  If any award expires, or is terminated, surrendered or forfeited, the common stock covered by such award will again be available for the grant of awards under our plan. No participant may be granted awards during a fiscal year to purchase more than 30,000 shares of common stock subject to recapitalization events.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We do have securities registered under Section 12 of the Exchange Act and, accordingly, our directors, officers and affiliates are required to file reports under Section 16(a) of the Exchange Act.

All of our officers and directors are current in their filing of their beneficial ownership reports pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

Our board of directors has adopted a code of ethics, which applies to all our directors, officers and employees.  Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K.

Our code of ethics is posted on our Internet website at www.juhlwind.com.  We will provide our code of ethics in print without charge to any stockholder who makes a written request to us at Juhl Wind, Inc., 996 190 th Avenue, Woodstock, Minnesota 56186.  Any waivers of the application, and any amendments to, our code of ethics must be made by our board of directors.  Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website, www.juhlwind.com.

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth, for the most recent two fiscal years, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Principal Executive Officer and four other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2010:

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary $	Bonus* $	Stock Awards $	Option Awards 3 $	Non-Equity Incentive Plan Compen- sation $	Nonqualified Deferred Compensation Earnings $	All Other Compen-sation** $	Totals $
Daniel J. Juhl Chairman and Principal Executive Officer	2010 2009	200,004 185,065	100,000 -	- -	- -	- -	- -	9,700 9,000	309,704 194,065
John P. Mitola 1 President	2010 2009	200,004 185,061	100,000 -	- -	170,000 176,120	- -	- -	9,700 9,000	479,704 370,181
John Brand 2 Principal Financial Officer	2010 2009	134,940 101,834	90,000 -	- -	79,333 142,885	- -	- -	9,700 6,500	313,973 251,219

*  Note an accrual was made by Juhl Wind management as of December 31, 2010 with respect to planned bonus payments to executives and employees of the Company, expected to be made in 2011, which will be commensurate with completion of the funding of various wind projects and significant  increases in the Company’s total cash position.  The payments are deemed consistent with executive employment agreements and general understandings with other non-executives and within industry standard targets when compared to peer group compensation.  Total awards in recognition of approximately 2.5 years of performance without bonus are estimated to equal 20% of salaried compensation.

**Represents Car Allowance and Health Savings Account contribution.

1 Mr. Mitola joined Juhl Energy in April 2008.

2 Mr. Brand joined Juhl Wind in January 2009.

3 The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in our financial statements included in this annual report. The amounts represent annual amortization of fair value of stock options granted to the named executive officer.

The aggregate amount of benefits in each of the years indicated did not exceed the lesser of $50,000 or 10% of the compensation of any named officer.

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) 1		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John P. Mitola	343,333	166,667	-	$1.00	06/24/2018	166,667	186,667	1	-	-
John J. Brand	100,000	-	-	$1.95	01/26/2019	-	-		-	-
John J. Brand	75,000	75,000	-	$2.11	08/13/2019	75,000	84,000	1	-	-

1 The market value of shares with respect to options that have not vested are valued using $1.12 per share, the closing price per share of common stock at December 31, 2010.

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

The table below summarizes the compensation that we paid to non-management directors for the fiscal year ended December 31, 2010 and 2009.

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards 1 ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward C. Hurley General Wesley Clark James Beck	2010 2009 2010 2009 2010 2009	10,000 10,000 10,000 10,000 10,000 835	- - -	- 6,120 206,048 306,032 5,550 463	- - - - - -	- - - - - -	- - - - - -	10,000 16,120 216,048 316,032 15,550 1,298

1 The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in our financial statements included in this annual report. The amounts represent annual amortization of fair value of stock options granted to the named director.

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

The following table provides information as of December 31, 2010, with respect to the shares of common stock that may be issued under our existing equity compensation plan.

Equity Compensation Plan Information

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,240,000	$1.57	1,657,111

Equity compensation plans not approved by security holders	500,000	$2.00	-

Total	1,740,000	$1.70	1,657,111

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 24, 2011 by:

•	each person who is known by us to beneficially own 5% or more of our common stock,

•	each of our directors and executive officers, and

•	all of our directors and executive officers as a group.

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

Name (1)	Number of Shares Beneficially Owned (2,10)		Percentage of Shares Beneficially Owned (3)
5% Stockholders:

Vision Opportunity Master Fund, Ltd.	12,286,805	(4,13)	38.73%

Greenview Capital, LLC	2,806,315	(5,13)	12.65%

Daybreak Special Situations Master Fund, Ltd.	2,806,315	(6,13)	12.65%

Executive Officers and Directors:

Daniel J. Juhl	14,000,000	7	65.64%

John P. Mitola	1,593,333	8	7.35%

John J. Brand	175,000	9	*

Edward C. Hurley	10,000	10	*

General Wesley Clark	348,633	11	1.61%

James Beck	7,492	12	*
All executive officers and directors as a group (6 persons)			72.65%
____________________
*	Represents less than 1%.

1 Other than the 5% Stockholders listed above, the address of each person is c/o Juhl Wind, Inc., 996 190th Avenue, Woodstock, Minnesota 56186.

2 Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after March 24, 2011, by the exercise or conversion of any warrant, stock option or convertible preferred stock. Unless otherwise noted, shares are owned of record and beneficially by the named person.

3 The calculation in this column is based upon 21,328,669 shares of common stock outstanding on March 24, 2011. The shares of common stock underlying warrants, stock options and convertible preferred stock are deemed outstanding for purposes of computing the percentage of the person holding them but are not deemed outstanding for the purpose of computing the percentage of any other person.

4 Consists of (a) 1,888,055  shares of common stock currently held by Vision Opportunity Master Fund, (b) 4,560,000 shares of common stock issuable upon the conversion of Series A convertible preferred stock and (c) 5,838,750 shares of common stock issuable upon the conversion of Series B convertible preferred stock. Adam Benowitz is the Portfolio Manager of Vision Capital Advisors, LLC, the investment manager of Vision Opportunity Master Fund, Ltd., which is the registered holder of the securities.  Mr. Benowitz, as the Managing Member of Vision Capital Advisors, LLC and the Director of Vision Opportunity Master Fund, has voting and dispositive power over the securities owned by Vision Opportunity Master Fund.  The preferred stock is subject to the ownership limitation detailed in Note 13 below. The address for Vision Opportunity Master Fund, Ltd. is c/o Citi Hedge Fund Services (Cayman) Limited, Cayman Corporate Cenre, 27 Hospital Road, 5 th Floor, Grand Cayman KY1-1109, Cayman Islands.

5 Consists of (a) 1,847,439 shares of common stock owned by Greenview Capital, LLC and its individual members John Prinz and Gene Maher), (b) 98,662 shares of common stock currently held by Daybreak Special Situations Master Fund, an affiliate of Greenview Capital, LLC, (c) 260,000 shares of common stock issuable upon the conversion of Series A convertible preferred stock held by Daybreak Special Situations Master Fund, and (d) 600,214 shares of common stock issuable upon the conversion of Series B convertible preferred stock held by Daybreak Special Situations Master Fund. The preferred stock is subject to the ownership limitation detailed in Note 13 below.  Larry Butz as Managing Partner of Daybreak Capital Management LLC, the investment advisor to Daybreak Special Situations Master Fund, Ltd., has voting and dispositive power over the shares held by Daybreak Special Situations Master Fund, Ltd.  Mr. Butz, as Managing Partner of Daybreak Capital Management LLC, may be deemed to beneficially own the shares of common stock held by Daybreak Special Situations Master Fund, Ltd.  Each of Daybreak Capital Management LLC and Mr. Butz disclaim beneficial ownership of such shares.  Daybreak Capital Management LLC is an affiliate of Greenview Capital LLC, and the beneficial ownership figures, before and after the offering, includes shares beneficially owned by Greenview Capital.  The address for Greenview Capital, LLC is 100 E. Cook Road, Suite 101, Libertyville, Illinois 60048.

6  Consists of (a) 98,662 shares of common stock owned by Daybreak Special Situations Master Fund, (b) 1,847,439 beneficially owned by Greenview Capital, LLC, an affiliate of Daybreak Special Situations Master Fund, and its individual members, (c) 260,000 shares of common stock issuable upon the conversion of Series A convertible preferred stock and (d) 600,214 shares of common stock issuable upon the conversion of Series B convertible preferred stock. The preferred stock is subject to the ownership limitation detailed in Note 13 below. The address for Daybreak Special Situations Master Fund, Ltd. is 100 E. Cook Road, 2nd Floor, Libertyville, Illinois 60048.

7 Includes 3,500,000 shares of common stock held by Mary Juhl, Mr. Juhl’s spouse, and 7,000,000 shares held by the Juhl Family Limited Partnership, a Delaware limited partnership in which Mr. Juhl is the general partner.

8 Includes (a) 125,000 shares held by the Mitola Family Limited Partnership, a Delaware limited partnership in which Mr. Mitola is the general partner and (b) 343,333 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

9 Consists of 175,000 shares of common stock issuable upon the exercise of stock options granted to him as compensation exercisable within 60 days.

10 Consists of 10,000 shares of common stock issuable upon the exercise of stock options granted to him as compensation for board membership exercisable within 60 days.

11 Consists of (i) 5,300 shares of common stock and (ii) 343,333 shares of common stock issuable upon the exercise of stock options granted to him as compensation for board membership exercisable within 60 days.

12 Consists of 6,249 shares of common stock issuable upon the exercise of stock options granted to him as compensation for board membership exercisable within 60 days.

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

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Juhl Wind provides management, administrative and accounting services to four wind farm operations in which Dan Juhl and immediate family members have less than 5% equity interests in each entity. The revenues earned in the years ended December 31, 2010 and 2009 was $326,000 and $299,000, respectively.

General Wesley K. Clark, our director, is also Chairman of the Board of Directors of the banking firm, Rodman & Renshaw (“Rodman”) in which we have entered into a non-binding engagement, for purposes of receiving investment advisory services, including a potential underwritten registered stock offering.

Three of our directors, Edward C. Hurley, General Wesley K. Clark, and James W. Beck are “independent” directors as that term is defined under NASDAQ rules and by the regulations of the Securities Exchange Act of 1934.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services were approximately $135,000, These audit fees were incurred for the audit of the Company’s annual financial statements included within Form 10-K, review of the financial statements included in the Company’s quarterly reports on Form 10-Q, and the review of the various required periodic reporting filings. The Company incurred approximately $8,000 for tax or other various financial statement consulting services for the year ended December 31, 2010.

For the year ended December 31, 2009, the total fees charged to the Company for audit services were $167,000, and for audit-related services $73,000. The audit-related services were in conjunction with registration statements on Form S-1 filed with the SEC during the year ended December 31, 2009.

The current policy of the board of directors is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit-related fees have been approved by specific board action in 2010.
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

3.4
Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock of Juhl Wind, Inc. filed June 11, 2009 with the Delaware Secretary of State.  (9)

3.5
Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Juhl Wind, Inc. filed September 28, 2009 with the Delaware Secretary of State.  (14)

3.6	Bylaws of Juhl Wind, Inc. (2)

10.1	2008 Incentive Compensation Plan. (4)

10.2	Form of Administrative Services Agreement between Juhl Wind, Inc. and wind farm customers. (5)

10.3
Memorandum of Understanding dated April 13, 2009 between Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan.  (7)

10.4	Waiver Agreement dated May 13, 2009 between Juhl Wind, Inc., and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan. (8)

10.5
Warrant Amendment Agreement dated June 29, 2009 among Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan (Exhibit A of the Warrant Amendment Agreement is filed as Exhibit 3.5 hereto. – Amended and Restated COD Series B filed September 28, 2009)). (3)

10.6
Securities Exchange Agreement dated June 30, 2009 among Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan (Exhibit A of the Securities Exchange Agreement is filed as Exhibit 3.5 hereto)  (3)

10.7	Form of Employment Agreement, dated August 13, 2009, between Juhl Wind, Inc. and John J. Brand. (10)

10.8
Waiver Agreement dated September 23, 2009 between Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan. (filed with S-1 on September 30) (12)

10.9
Development and Construction Services Agreement, dated November 6, 2009, by and between Grant County Wind, LLC, a Minnesota limited liability company (“GCW”) and ten additional signatories who are each individual wind generator companies and the members of GCW (each a “Generator LLC”, the Generator LLCs and GCW, collectively “Owner”) and Juhl Energy Development, Inc., a Minnesota corporation (excluding exhibits).  (11)

10.10	Form of Share Repurchase 10b5-1 Plan, dated as of October 12, 2010, between Juhl Wind, Inc. and Capstone Capital Management and Form of Amendment to Stock Repurchase 10b5-1 Plan *
14	Code of Ethics (13)

21	Subsidiaries of the Registrant*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
*Filed herewith

(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K, dated June 24, 2008, and filed with the U.S. Securities and Exchange Commission on June 24, 2008
(2)	Incorporated by reference to the exhibits included with our Registration Statement on Form SB-2 filed with the U. S. Securities and Exchange Commission on March 31, 2007.
(3)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K, dated July 1, 2009, and filed with the U.S. Securities and Exchange Commission on July 1, 2009
(4)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K, dated June 24, 2008, and filed with the U.S. Securities and Exchange Commission on June 25, 2008
(5)
Incorporated by reference to the exhibits included with Amendment No. 1 to our Registration Statement on Form S-1 (registration no. 333-154617), filed with the U.S. Securities and Exchange Commission on January 21, 2009.

(6)	Intentionally Omitted.
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

JUHL WIND, INC.

Date: March 31, 2011	By: /s/ John P. Mitola
John P. Mitola
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John P. Mitola John P. Mitola	President and Director (Principal Executive Officer)	March 31, 2011
/s/Daniel J. Juhl Daniel J. Juhl	Principal Executive Officer and Director	March 31, 2011
/s/John J. Brand John J. Brand	Principal Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011
/s/Wesley K. Clark Wesley K. Clark	Director	March 31, 2011
/s/Edward C. Hurley Edward C. Hurley	Director	March 31, 2011

/s/James Beck James Beck	Director	March 31, 2011