Form 10-Q
period 2011-03-31
Juhl Wind, Inc
filed 2011-05-12
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

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

Common Stock:  21,934,255 shares outstanding as of May 10, 2011.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements of Juhl Wind, Inc. (“Juhl Wind” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission” or “SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2010, previously filed with the Commission, which are included in the Annual Report on Form 10-K filed on March 31, 2011.

JUHL WIND INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010

	MARCH 31,	DECEMBER 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$4,306,782	$645,596
Restricted cash	-	110,016
Accounts receivable	1,986,262	3,198,632
Short term investments and accrued interest receivable	327,610	626,879
Short term investments - restricted	419,907	418,654
Promissory note receivable, including interest	3,926,400	5,264,093
Inventory	1,828,062	1,636,234
Reimbursable project costs	113,161	415,029
Costs and estimated profits in excess of billings	-	661,418
Other current assets	104,354	138,971
Current deferred income taxes	41,000	1,289,000
Total current assets	13,053,538	14,404,522

PROPERTY AND EQUIPMENT, Net	483,934	488,889

OTHER ASSETS
Deferred income tax asset	344,000	348,000
Equity investment in wind farm	478,570	-
Project development costs ($2,285,249 and $2,228,332 at March 31, 2011 and December 31, 2010,
respectively, related to consolidated variable interest entity and generally not available to the Company)	2,595,319	2,851,450
Promissory note receivable, long term portion	1,606,087	-
Total other assets	5,023,976	3,199,450

TOTAL ASSETS	$18,561,448	$18,092,861

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,374,900	$1,105,360
Bank notes payable	411,167	411,167
Advance on sale of project development rights	1,000,000	-
Accrued expenses	534,198	519,252
Billings in excess of costs and estimated profits	95,339	-
Customer deposits	149,339	26,940
Income taxes payable	700,000	-
Deferred revenue	920,917	1,154,571
Promissory notes payable, including interest	5,899,365	10,328,008
Total current liabilities	11,085,225	13,545,298

STOCKHOLDERS' EQUITY
Controlling interest in equity:
Preferred Stock, 20,000,000 shares authorized
Series A convertible preferred stock - $.0001 par value,
4,820,000 issued and outstanding as of March 31, 2011 and December 31, 2010	2,525,589	2,527,731
Series B convertible preferred stock - $.0001 par value,
6,567,006 issued and outstanding as of March 31, 2011 and December 31, 2010	12,819,116	12,819,116
Common Stock - $.0001 par value; 100,000,000 shares authorized,
21,328,669 and 21,235,485 issued as of	2,132	2,123
March 31, 2011 and December 31, 2010, respectively
Additional paid-in capital	7,306,372	7,070,159
Treasury stock, 67,580 and 57,980 shares held by the Company	(84,795)	(73,926)
as of March 31, 2011 and December 31, 2010, respectively
Accumulated deficit	(15,159,627)	(17,866,790)
Noncontrolling interest in equity	67,436	69,150
Total stockholders' equity	7,476,223	4,547,563
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,561,448	$18,092,861

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010

	2011		2010
	(unaudited)		(unaudited)

REVENUE
Wind farm development and management	$5,174,416	78.5%	$76,808	4.7%
Turbine sales & service	70,123	1.1	636,632	38.9
Related party revenue	80,869	1.2	73,211	4.5
Construction contract revenue	1,266,003	19.2	848,054	51.9
Total revenue	6,591,411	100.0	1,634,705	100.0

COST OF GOODS SOLD	791,990	12.0	1,408,734	86.2

GROSS PROFIT	5,799,421	88.0	225,971	13.8

OPERATING EXPENSES
General and administrative expenses	314,171	4.8	272,840	16.7
Investor relations expenses	152,296	2.3	103,097	6.3
Payroll and employee benefits	535,950	8.1	490,405	30.0
Wind farm management expenses	18,316	0.3	23,084	1.4
Total operating expenses	1,020,733	15.5	889,426	54.4
OPERATING INCOME (LOSS)	4,778,688	72.5	(663,455)	(40.6)

OTHER INCOME (EXPENSE)
Interest income	138,769	2.1	142,996	8.8
Interest expense	(163,608)	(2.5)	(132,564)	(8.1)
Total other income (expense), net	(24,839)	(0.4)	10,432	0.7

INCOME (LOSS) BEFORE INCOME TAXES	4,753,849	72.1	(653,023)	(39.9)

INCOME TAX PROVISION (BENEFIT )	1,952,000	29.6	(89,000)	(5.4)

NET INCOME (LOSS)	2,801,849	42.5	(564,023)	(34.5)

LESS NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(1,714)	(0.0)	-	0.0

NET INCOME ATTRIBUTED TO JUHL WIND, INC.	$2,803,563	42.6%	$(564,023)	(34.5	) %

PREFERRED DIVIDENDS	96,400		96,400

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$2,707,163		$(660,423)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC	21,266,752		21,037,637

NET INCOME (LOSS) PER SHARE - BASIC	$0.13		$(0.03)

WEIGHTED AVERAGE SHARES
OUTSTANDING - DILUTED	21,317,925		21,037,637

NET INCOME (LOSS) PER SHARE - DILUTED	$0.13		$(0.03)

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 2011

			Convertible		Convertible					Total
			Preferred Stock		Preferred Stock		Additional			Stockholders'	Non-	Total
	Common Stock		Series A		Series B		Paid-In	Treasury	Accumulated	Equity	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Juhl Wind	Interest	Equity

BALANCE - December 31, 2010	21,235,485	$2,123	4,820,000	$2,527,731	6,567,006	$12,819,116	$7,070,159	$(73,926)	$(17,866,790)	$4,478,413	$69,150	$4,547,563

Net Income	-	-	-	-	-	-	-	-	2,803,563	2,803,563	(1,714)	2,801,849

Stock-based compensation	-	-	-	-	-	-	137,680	-	-	137,680	-	137,680

Series A preferred stock dividend paid in common stock	93,184	9	-	(98,542)	-	-	98,533	-	-	-	-	-

Series A preferred dividends	-	-	-	96,400	-	-	-	-	(96,400)	-	-	-

Common stock purchased pursuant to stock repurchase plan	-	-	-	-	-	-	-	(10,869)	-	(10,869)	-	(10,869)

BALANCE - March 31, 2011 (unaudited)	21,328,669	$2,132	4,820,000	$2,525,589	6,567,006	$12,819,116	$7,306,372	$(84,795)	$(15,159,627)	$7,408,787	$67,436	$7,476,223

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010

	2011	2010
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,801,849	$(564,023)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,870	11,533
Stock-based compensation	137,680	154,178
Provision for uncollectible accounts	-	16,442
Change in operating assets and liabilities:
Accounts receivable	1,212,370	461,663
Notes receivable	(5,718,026)	-
Unbilled receivable	-	25,002
Inventory	(191,828)	34,112
Reimbursable project costs	293,909	(36,565)
Other current assets	34,617	(51,960)
Interest receivable on short term investments	(4,669)	(83)
Costs and estimated earnings in excess of billings	661,418	101,496
Accounts payable	269,539	(645,676)
Promissory notes payable	835,450	-
Accrued expenses	14,946	8,489
Billings in excess of costs and estimated profits	95,339	-
Income taxes payable	700,000	-
Deferred income taxes	1,252,000	(89,000)
Customer deposits	122,399	(267,000)
Advance on sale of project development rights	1,000,000	-
Deferred revenue	(233,654)	178,032
Net cash provided by (used in) operating activities	3,297,209	(663,360)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from short-term investments	302,685	-
Payments for short-term investments	-	(7,236)
Payments for project development costs	(28,941)	-
Payments for property and equipment	(8,914)	(8,979)
Net cash provided by (used in) investing activities	264,830	(16,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	110,016	62,952
Principal payments on bank notes payable	-	(5,000)
Payments for treasury stock	(10,869)	-
Net cash provided by financing activities	99,147	57,952

NET INCREASE (DECREASE) IN CASH	3,661,186	(621,623)

CASH - BEGINNING OF THE PERIOD	645,596	2,802,302

CASH - END OF THE PERIOD	$4,306,782	$2,180,679

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$17,468	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Series A preferred stock dividend	96,400	96,400
Series A dividend payment in common stock	(98,542)	(98,542)
Promissory note receivable used to offset Promissory Note Payable	5,264,093	-
Promissory note receivable and payable reduction for collectability	78,457	-
Conversion of reimburseable project costs to equity investment in wind farm	293,031	-
Conversion of note receivable to equity investment in wind farm	185,539	-

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnotes disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010 which was filed with the Securities and Exchange Commission on March 31, 2011.

In the opinion of management, the interim consolidated financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.  The results reported in these condensed consolidated interim financial statements should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2011.

Juhl Wind, Inc. (“Juhl Wind”) conducts business under four subsidiaries, Juhl Energy Services, Inc. (formerly DanMar and Associates, Inc.) (“JES”), Juhl Energy Development, Inc. (“JEDI”), Juhl Wind Asset Investment, Inc. (“JWAI”), and Next Generation Power Systems, Inc. (“NextGen”). The Company provides development, construction, management, and consulting services to wind farm projects throughout the Midwestern U.S. and produces consumer-owned renewable energy products. All intercompany balances and transactions are eliminated in consolidation.

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

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH
The Company maintains cash balances at various financial institutions.  Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At times throughout the year cash balances may exceed the FDIC insurance limits.  In August 2008, the Company obtained an excess deposit insurance bond to insure deposits up to an additional $2.4 million beyond the FDIC coverage. The bond was effective August 2008 through February 2010, and subsequently was replaced in February 2010 with a $1.7 million irrevocable letter of credit. This letter of credit was subsequently reduced to $1.5 million in April 2011. The Company monitors its cash balances to ensure adequacy of collateral for depository balances at financial institutions that exceed FDIC insured amounts.

RESTRICTED CASH
The Company maintained an escrow cash account funded by the proceeds received from the preferred stock private placement in 2008 and the warrant exercise and exchange in 2009.  The funds were used for investor relations initiatives. There is no remaining balance at March 31, 2011 as all funds have been used to pay investor relations expenses.

SHORT TERM INVESTMENTS
Short-term investments include certificates of deposits maintained at various financial institutions. The certificates are intended to be held for investment purposes through their maturity dates that occur at various times throughout 2011.  At March 31, 2011, the Company’s short-term investments totaled approximately $328,000 which included accrued interest receivable. At December 31, 2010, the Company’s short-term investments totaled approximately $627,000 which included accrued interest receivable on those investments.

RESTRICTED SHORT TERM INVESTMENTS
Restricted short-term investments include certificates of deposits maintained at various financial institutions and totaled approximately $420,000 and $419,000 at March 31, 2011 and December 31, 2010, respectively. These restricted investments included accrued interest receivable. The certificates are intended to be held for investment purposes through their maturity dates that occur at various times throughout 2011.  These investments are classified as restricted as they being held as collateral against a note payable to a bank.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

ACCOUNTS RECEIVABLE
Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Trade accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts, however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not considered necessary at March 31, 2011 or December 31, 2010.

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

LONG-LIVED ASSETS
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals.

STOCK OPTION PLANS
Upon issuance of employee stock options on June 24, 2008 (plan inception date), the Company adopted authoritative guidance relating to “Share-Based Payments.” This guidance requires that all stock-based compensation be recognized as an expense in the consolidated financial statements and that such cost be measured at the fair value of the award. The Company recognizes compensation expense based on the estimated grant date fair value using various option-pricing models.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The Company accounts for stock-based instruments granted to nonemployees under the fair value method. Stock-based instruments usually are recorded at their underlying fair value.  In certain instances, the fair value of the goods or services is used to determine the value of the equity instrument as it is a better measure of fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of cash, restricted cash, short term investments, accounts receivable, accounts payable, promissory note receivable and payable, and other working capital accounts approximates their fair value at March 31, 2011 and December 31, 2010 due to the short maturity nature of these instruments.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value. No events occurred during 2011 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company has no assets and liabilities measured at fair value on a recurring or non-recurring basis that require disclosure.

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
MARCH 31, 2011

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

EARNINGS (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares and share equivalents outstanding during the period. As of March 31, 2011 and 2010, the Company had 51,173 and 265,884 share equivalents outstanding relating to outstanding stock options and warrants.  At March 31, 2010,  the effects of the share equivalents were excluded from the computation of diluted shares outstanding as their effects would be anti-dilutive, due to the Company’s net loss attributable for common stockholders for those periods.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2007.  The Company's policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of March 31, 2011 or December 31, 2010 and such uncertain tax positions as of each date are insignificant.

EQUITY METHOD OF ACCOUNTING FOR UNCONSOLIDATED INVESTMENTS
The equity method of accounting is used for investments in wind farm entities where the Company’s ownership is 50% or less, but does not have significant influence.

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

Conversion Rights of Series A

At any time, each share of Series A is convertible into one share of common stock.  However, the number of shares of common stock issuable upon conversion of Series A is subject to adjustment upon the occurrence of certain customary events, including, among others, a stock split, reverse stock split or combination of the common stock; an issuance of the Company’s common stock or other securities as a dividend or distribution on the common stock; a reclassification, exchange or substitution of the common stock; or a capital reorganization of the Company. Additionally, until June 24, 2010, the holders of Series A had “full-ratchet” anti-dilution price protection, with limited exceptions for issuances under employee benefit plans and pursuant to transactions involving a strategic partner preapproved by the holders on a case-by-case basis. After June 24, 2010, the holders of Preferred Stock have “weighted average” anti-dilution price protection.

Voting Rights of Series A

Holders of Series A are not entitled to vote their shares with the holders of common stock, except for certain extraordinary corporate transactions, in which case they vote as a separate class. Holders of Series A shall also have any voting rights to which they are entitled by Delaware law.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Liquidation Rights of Series A

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, including a merger or consolidation of the company with or into another company, or any transfer, sale or lease by us of substantially all of the assets, the holders of Series A will be entitled to receive out of the assets available for distribution to stockholders, before any distribution is made to holders of common stock or any other series of the preferred stock, liquidating distributions in an amount equal to $1.20 per share, plus accrued but unpaid dividends, which totaled $5,883,000 including dividends accrued of $99,000 at March 31, 2011.

Redemption Rights of Series A

Series A may not be redeemed by the Company at any time.

Dividends Rights of Series A

Series A will be entitled to receive dividends at a rate of 8% per year, payable quarterly in arrears in cash or shares of common stock. The Company has accrued dividends to Series A totaling $96,400 and $99,000 at March 31, 2011 and December 31, 2010, respectively.

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

5.	PROMISSORY NOTE RECEIVABLE

Promissory notes receivable consists of the following:

	March 31, 2011	December 31, 2010

Note receivable from the Grant County wind farm, including interest at 8%; On March 9, 2011, the note balance was converted to a new note (see further discussion below)	$-0-	$5,264,093

Note receivable from the Grant County wind farm, including interest at the three-month LIBO rate plus 3.25%, payable in quarterly principal and interest installments beginning June 2011; matures in 2022; shared first security interest in project assets with two other project participants	1,757,895	-0-

Subordinated Convertible Promissory Note Receivable from the Valley View wind farm, including interest at 8%, subordinated to a bank financing agreement; payable from project cash grant proceeds, equity proceeds or operating cash flows subsequent to the project completion date (such date expected to be May 31, 2011); our primary construction subcontractor has a security interest in this note until its promissory note payable on the project is fully paid	3,774,592	-0-
Totals	5,532,487	5,264,093
Less: current maturities	(3,926,400)	(5,264,093)
Total long term receivables	$1,606,087	$0

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The maturities of the Promissory Notes Receivable are as follows:

Due within one year	$3,926,400
2012	143,502
2013	143,502
2014	143,502
2015	143,502
Thereafter	1,032,079
Total	$5,532,487

On March 9, 2011, the Grant County Project sold 99% of new membership interests to a new equity investor. As a part of that transaction closing,  proceeds of $750,000 were used to pay down the promissory note balance of $5,264,093,  of which the  Company received approximately $242,000 directly in cash and in addition, a payment of $508,000 that was paid by agreement of the parties directly to our primary subcontractor holding the promissory note payable.  Also in conjunction with this equity investment, JEDI, along with the project turbine supplier and our primary subcontractor, simultaneously agreed to a new credit facility to act as temporary lenders to the project until a permanent take-out loan is completed.  The new credit facility terminated the previous vendor note financing structures that had been put in place in 2009 by the turbine supplier, JEDI and its primary subcontractor (the ‘Development Partners”).  In its place, new promissory notes were created for each of the development partners under the new credit agreement with the project company. The Company’s new note is $1,757,895.   Each Development Partner shall receive proceeds upon receipt of the permanent take-out loan proceeds pursuant to the terms of an intercreditor arrangement, and in the interim, the Development Partners will receive a quarterly payment of principal and interest on their respective promissory notes.  The Development Partners have received a first security interest in project assets. Also in conjunction new equity financing, the Company has agreed for a limited period of time to indemnify the new equity investor with respect to certain representations and warranties made in conjunction with the equity purchase,  including potential liabilities for Section 1603 Treasury Grant recapture or tax liabilities attributable to the period prior to the closing date.

6.	CONCENTRATIONS, RISKS AND UNCERTANTIES

The Company derived approximately 94% of its revenue for the three-months ended March 31, 2011 from four customers primarily as a result of the construction activities and wind farm development fees, and 83% of its revenue for the three months ended March 31, 2010 was from sales to three customers. At March 31, 2011 and December 31, 2010, 93% and 97% of the Company's accounts receivable were due from two customers and one customer, respectively.

7.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2011	December 31, 2010 *
Wind farm development/management	$1,979,139	$23,284
Construction contracts	-0-	3,165,787
Turbine sales and service	7,123	9,561
Total	$1,986,262	$3,198,632

*Derived from December 31, 2010 audited financial statements

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

8.	INVENTORY

Inventory consists of the following:

	March 31, 2011	December 31, 2010*
Materials and supplies	$224,118	$242,901
Wind turbines designated for construction contract	1,560,992	1,393,333
Work-in-progress	42,952	-0-
Total	$1,828,062	$1,636,234

*Derived from December 31, 2010 audited financial statements

9.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2011	December 31, 2010*
Land and improvements	$18,700	$18,700
Building and improvements	288,218	288,218
Equipment, including vehicles	423,584	414,940
Construction in process	59,173	58.903
Subtotal	789,675	780,761
Less accumulated depreciation	(305,741)	(291,872)
Total	$483,934	$488,889

*Derived from December 31, 2010 audited financial statements

10.	CONSTRUCTION CONTRACTS

The status of construction contracts is as follows:

	March 31, 2011	December 31, 2010*
Costs incurred on uncompleted contracts	$3,462,360	$10,914,418
Deferred turbine costs	-0-	-0-
Estimated earnings recognized	346,236	751,164
Less: billings to-date	(3,903,935)	(11,004,164)
Totals	$(95,339)	$661,418

Included in the accompanying balance sheet under the following captions:
Costs and estimated earnings in excess of billings	$-0-	$661,418
Billings in excess of costs and estimated earnings	$95,339	$-0-

* Derived from December 31, 2010 audited financial statements

11.	INCOME TAXES

The Company files a consolidated tax return inclusive of each of its wholly-owned subsidiaries, JES (formerly DanMar), JEDI, JWAI and NextGen.

The Company has recorded deferred tax assets and liabilities arising from the anticipated timing differences recorded in the financial statements and income tax returns for various accrued expenses, accounting methods used in computing depreciation and revenue recognition and benefits from net operating loss carryforwards.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The income tax benefit for the three month periods ended March 31, 2011 and 2010 consists of the following components:

	2011	2010
Current	$700,000	$-0-
Deferred	1,252,0000	(89,000)
Total income tax provision (benefit)	$1,952,000	$(89,000)

The components of the deferred income tax asset and liability as of March 31, 2011 and December 31, 2010 are as follows:

	2011	2010*
Current deferred income tax asset:
Accrued vacation and compensation	$187,000	$178,000
Reserves for warranty and doubtful accounts	17,000	18,000
Net operating loss carryforward	-0-	1,310,000
Total	$204,000	$1,506,000

Non-current deferred income tax asset:
Stock-based compensation expense	$722,000	$667,000
Deferred revenue/other	370,000	390,000
Net operating loss carryforward	-0-	-0-
Less valuation allowance	(722,000)	(681,000)
Total	$370,000	$376,000

Current deferred income tax liability:
Completed contract accounting	$163,000	$217,000

Non-current deferred income tax liability
Depreciation	$26,000	$28,000

Deferred income taxes are presented on the consolidated balance sheet under the following captions at March 31, 2011 and December 31, 2010:

	2011	2010*
Net current assets	$41,000	$1,289,000
Net non-current assets	344,000	348,000
Total	$385,000	$1,637,000

*Derived from December 31, 2010 audited financial statements

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2011, a valuation allowance of $722,000 has been recognized for deferred tax assets, primarily for stock-based compensation.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the three months ended March 31, 2011:

Statutory tax rate	$1,616,309	34.0%
States taxes, net of federal benefit	285,231	6.0
Nondeductible income/expenses	1,537	0.0
Other, net	7,923	0.2
Increase in valuation allowance	41,000	.9
	$1,952,000	41.1%

12.	PROMISSORY NOTES PAYABLE

Promissory notes payable consists of the following:

	March 31, 2011		December 31, 2010

Note payable to a construction subcontractor, including interest at 8%, secured by the Company’s rights in its Development and Construction Services Agreement from underlying project and guaranteed by Juhl Wind parent company. Subsequent to December 31, 2010, the balance was converted to a note directly between the subcontractor and the project (see Note 5).	$-0-	*	$5,264,093

Note payable to a turbine supplier, including interest at 6%, payable within 180 days of the project commissioning date (such date expected to be June 15, 2011); secured by Company’s first secured rights arising out of its Development and Construction Services Agreement with the underlying project	2,660,443		2,628,063

Note payable to a construction subcontractor, including interest at 8%, payable upon 180 days of reaching the mechanical completion date as defined in the underlying balance of plant construction agreement; secured by Company’s rights in its Second Amended Development and Construction Services Agreement from underlying project. Subcontractor has option to convert into project equity.	3,238,922		2,435,852
Totals	$5,899,365		$10,328,008

All amounts are classified as current liabilities on the balance sheet at March 31, 2011 and December 31, 2010.

*   The Company has guaranteed the payment obligation from Grant County to our primary subcontractor until such obligations are satisfied.  As of March 31, 2011, the remaining obligation is approximately $4,756,000.

13.	STOCK-BASED COMPENSATION

The Company has a incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. As of March 31, 2011, the Company has 1,657,111 shares available for award under the plan.

Stock Options

The Company has granted to key employees and directors of the Company 1,240,000 options to purchase common shares under the above plan.  In addition, the Company issued an additional 500,000 stock options to a director in June 2009 outside of the plan. The outstanding stock options carry an exercise price ranging from of $1.00-$2.11 per share and expire ten years from the date of grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, underlying price ranging from $1.00 to $3.05, dividend yield of 0%, expected volatility ranging from 96% to 104%, risk-free interest rate of 4%, and average expected life of 6 years. Based on pricing model, the company expensed approximately $138,000 and $154,000 of stock compensation in the three-month period ended March 31, 2011 and 2010, respectively.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

A summary of the Company’s stock option plan as of March 31, 2011 and changes during the period then ended is listed below:

Outstanding at January 1, 2011	1,740,000
Granted	-0-
Exercised	-0-
Expired	-0-
Forfeited	-0-
Outstanding at March 31, 2011	1,740,000

Options exercisable at the end of the period	1,097,082

As of March 31, 2011, there was approximately $332,000 total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of 2 years.

Warrants

The Company has issued common stock warrants to individuals or firms for consulting and investor relations services. A summary of the warrants are as follows:

Issue date	Number of warrants	Expiration Date	Exercise Price per share
December 2008	50,000	June 2013	$7.00 - $10.00
December 2009	100,000	December 2014	$1.25

Total	150,000

All of the warrants are vested and allow the holder to purchase common stock at the exercise prices shown above.  To determine fair value of the warrants issued for the purposes of measuring stock compensation expense, the Company uses the Black-Scholes pricing model with the following assumptions, dividend yield of 0%, expected volatility of 96-102%, risk-free interest rate of 4%, and expected life of 5 years.  The Company recognized no stock compensation expense to non-employees during the three and three-month periods ending March 31, 2011 and 2010.

14.	LICENSING ARRANGEMENT

In July 2009, NextGen entered into a non-exclusive Manufacturing License and Reseller agreement with an unrelated company. The agreement provides that NextGen will license its small turbine technology and, among other things, grants a right to manufacture units over a twenty year period. The agreement also provides for exclusive distribution rights in certain areas of the United States.  During 2009 and 2010, NextGen received payments of $1 million for granting these rights under this agreement.  Revenue is being amortized over the twenty year period.   For the three-month periods ended March 31, 2011 and 2010, licensing revenue of approximately $12,500 and $12,500, respectively, is included in revenue in the consolidated financial statements.  Deferred licensing revenue of approximately $917,000 and $929,000 is included on the consolidated balance sheets in deferred revenue as of March 31, 2011 and December 31, 2010, respectively.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

15.	BUSINESS SEGMENTS

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

The following is information for each segment for the three month periods ended March 31, 2011 and 2010:

	Wind Farm Development and Management	Consumer- Owned Renewable Energy	Consolidated
For the Three-Month Period Ended March 31, 2011
Wind farm development/mgmt	$5,174,402	$14	$5,174,416
Turbine sales and service	5,601	64,522	70,123
Related party revenue	80,869	-	80,869
Construction contract revenue	1,265,504	499	1,266,003
Total revenue	$6,526,376	$65,035	$6,591,411

Income (loss) from operations	$4,787,716	$(9,028)	$4,778,688
Other income (loss), net	(19,699)	(5,140)	(24,839)
Income (loss) before income tax benefit	$4,768,017	$(14,168)	$4,753,849

Identifiable assets at March 31, 2011	$13,876,061	$608,001	$14,484,061
Corporate assets			4,077,387
Total assets at March 31, 2011			$18,561,448

	Wind Farm Development and Management	Consumer- Owned Renewable Energy	Consolidated
For the Three-Month Period Ended March 31, 2010
Wind farm development/management	$74,408	$2,400	$76,808
Turbine Sales and Service	243,463	393,169	636,632
Related party revenue	73,211	-	73,211
Construction contract revenue	843,504	4,550	848,054
Other	-	-	-
Total revenue	$1,234,586	$400,119	$1,634,705

Loss from operations	$(642,202)	$(21,253)	$(663,455)
Other income (loss), net	16,118	(5,686)	10,432
Loss before income taxes	$(626,084)	$(26,939)	$(653,023)

Identifiable assets at March 31, 2010	$11,184,739	$754,591	$11,939,330
Corporate assets			4,621,866
Total assets at March 31, 2010			$16,561,196

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

16.	ADVANCE ON SALE OF PROJECT DEVELOPMENT RIGHTS

On March 1, 2011, the Company entered into an amendment to its existing Development Services Agreement with the limited liability entity that owns the Crofton Hills project. In conjunction with this amendment, the project owners paid the Company an advance of $1,000,000 in cash. The advance is in the form of a loan and is intended to be an advance on the sale of the development work performed to-date.

On April 29, 2011, the Company agreed to sell the rights to its development work performed to-date for $2,250,000, subject to the owner’s ability to achieve a purchase and sale agreement for the overall project.  The Purchase and Sale Agreement was closed on April 29, 2011 and the final funding remains subject to completion of certain conditions. Upon final funding, the $1 million cash advance will be applied to the purchase price. The Company is expected to continue in a development role in the project until commercial operation, and the agreement with the owners also includes a provision that the Company will advance $500,000 on December 31, 2011 to the project owner in the event that the project has not yet achieved commercial operation at that time.

17.	TRANSACTIONS WITH RELATED PARTIES

The Company provides wind farm management services to entities that are controlled by the Company’s Chief Executive Officer and family members. This revenue is shown on the face of the consolidated statement of operations.  The fees are billed at rates similar to fee structures charged to unrelated parties.

18.	COMMITMENTS AND CONTINGENCIES

Construction Services Agreements
The Company enters into construction services agreements with third parties for the construction of wind projects. The construction services agreements provide for a fixed price or cost-plus arrangements, subject to change orders pursuant to changes in work scope or work conditions. The construction fees are generally billable on a monthly basis. At March 31, 2011, the Company was in process of constructing two wind projects in Minnesota with a combined estimated contract value of $5.4 million, and was in the beginning stages of one additional project.

Development Agreements
The Company enters into development agreements with third parties for the development of wind projects. The development agreements call for development fees ranging from 3% to 5% of the total project cost. The development fees are generally paid by the project owners in installments:   upon signing of the development agreement (ranging from 2-10% of the fee), signing of the power purchase agreement (approximately 5% of the fee), upon availability of funding and signing of the PPA (approximately 40% of the fee), and the remaining 50% is due at the commercial operation date of the project. As of March 31, 2011, the Company was involved with various development agreements at different stages within the contracts. The Company was also involved with several new projects for which development agreements have not been signed.

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

19.	VARIABLE INTEREST ENTITIES

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

Non-Consolidated Variable Interest Entities

Valley View Transmission, LLC
In June 2010 (and as amended in December 2010),   JEDI entered into a Development and Construction Services Agreement with a limited liability company which was formed to own the Valley View wind farm project in Minnesota.  Under this agreement, JEDI contracted with the existing owners of the wind farm project for the development, design, construction, installation, and construction period financing of the project’s balance of plant.  JEDI began construction of the wind farm in fourth quarter 2010 for the expected $4.2 million balance of plant construction cost of the project, of which $3.9 million was stored and completed to-date at March 31, 2011.  JEDI’s primary subcontractor has also agreed to assist JEDI in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing is placed on the project but no more than six months from mechanical completion of the project.  The Company did not maintain any ownership or voting interest in the entity at year-end.  The Company has determined that this limited liability company is a VIE.

In making a determination of whether the Company is the primary beneficiary in this VIE for purposes of the consolidated financial statements as of March 31, 2011, the Company notes that JEDI did not have any power (explicit or implicit) to direct the activities of Valley View that most significantly impact the economic performance of the project entity.  JEDI, or any employee or owner of JEDI is also not acting as management for Valley View.  Valley View had rights and power to terminate the agreement with JEDI at any time. At no time during the design or setup of Valley View was JEDI expected to be, or desired to be, in a position of control.

In February 2011, Valley View executed an equity agreement with the turbine supplier and JWAI whereby the turbine supplier became approximately a 52% majority controlling interest in this limited liability company and JWAI maintains the remaining 48% interest.  In March 2011, the construction loan and bridge loan financing was completed and the turbine supplier formally agreed to provide a guarantee of the $10 million construction loan portion of the financing.   The turbine supplier would replace the original equity owners as the primary beneficiary at that time. Based on these judgments, JEDI is not considered the primary beneficiary for this VIE.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

At March 31, 2011, the Company held the following investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments and therefore consolidation in the Company’s consolidated financial statements is not required:

Asset types	Purpose	Book Value	Market Value
Promissory note receivable	Construction contract note with owners	$3,774,592	$3,774,592
Accounts payable	Amounts due on retainage	167,963	167,963
Promissory note payable	Construction contract note with subcontractor	(3,238,922)	(3,238,922)

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

At March 31, 2011, the following table summarizes the assets and liabilities of WCW in our consolidated financial statements:

Account	Purpose	March 31, 2011	December 31, 2010
Assets:
Project Development Costs	Construction costs in-progress	$2,285,249	$2,269,594
Liabilities:
Accounts Payable	Amounts due to service providers	27,364	25,650

20.	LEGAL PROCEEDINGS

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

21.	STOCK REPURCHASE PROGRAM

In October 2010, the Company’s Board of Directors authorized a stock repurchase program which would allow the Company to purchase up to $200,000 of its common stock.   The expiration of the program has been subsequently extended to December 31, 2011 through board approval in April 2011, and the total repurchase amount was also increased to $250,000.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Since inception of the program  through March 31, 2011, the Company has repurchased 67,580 shares of Juhl common stock in the open market at a cost of $84,795, or an average purchase price of $1.25 per share. The purchases are reflected in Stockholders’ Equity under the caption Treasury Stock.

22.	SUBSEQUENT EVENTS

On April 28, 2011, the Company paid $400,000 to acquire a 99.9% ownership interest in a 10.2 megawatt wind farm, Woodstock Hills, located near the Company's headquarters in Woodstock, Minnesota. The remaining 0.1% minority interest continues to be owned by the Company's CEO.

On April 29, 2011, the Company agreed to sell the rights to its development work performed to-date for $2,250,000, subject to the owner’s ability to achieve a purchase and sale agreement for the overall project. The Purchase and Sale Agreement was closed on April 29, 2011 and the final funding remains subject to completion of certain conditions. Upon final funding, the $1 million cash advance will be applied to the purchase price. The Company is expected to continue in a development role in the project until commercial operation, and the agreement with the owners also includes a provision that the Company will advance $500,000 on December 31, 2011 to the project owner in the event that the project has not yet achieved commercial operation at that time, with such advance repayable upon commercial operation.

On April 29, 2011, we filed a Form S-1 registration statement with the Securities and Exchange Commission for the purpose of seeking a continuous offering of up to 10,000,000 shares of our common stock. We intend to use the offering proceeds to fund our strategic growth initiatives, including acquisitions complementary to our business, such as wind farm management and turbine maintenance services, and general corporate purposes.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the consolidated financial statements of the Company and notes thereto included elsewhere in this report. Historical results and percentage relationships among any amounts in these consolidated financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other Securities and Exchange Commission filings.

Definitions

We use the following electrical power abbreviations throughout this report: “kW” means kilowatt, or 1,000 watts of electrical power; “MW” means megawatt, or 1,000 kW of electrical power; “GW” means gigawatt, or 1,000 MW of electrical power; “TW” means terawatt, or 1,000 GW of electrical power; and “kWh,” “MWh,” “GWh,” and “TWh” mean an hour during which 1kW, MW, GW or TW, as applicable, of electrical power has been continuously produced.  Capacity refers to rated capacity.  References in this report to “NCF” mean net capacity market, or the measure of a wind energy project’s actual production expressed as a percentage of the amount of power the wind energy project could have produced running at full capacity for a particular period of time, and references to “RECs” mean renewable energy certificates or other renewable energy attributes, as the context requires.

Overview of Our Business

Juhl Wind is a leader in community wind power development and management, focused on wind farm projects primarily in the United States.  Juhl Wind services all aspects of wind farm development including full development and ownership of wind farms, general consultation on wind projects, construction management of wind farm projects and system operations and management for completed wind farms.  Additionally, we sell renewable energy products such as remanufactured small wind turbines and solar systems to consumers, directly and through our dealer network.  Juhl Wind focuses on building 5 MW to 80 MW wind farms that are jointly owned by local communities, farm owners, environmentally concerned investors, and our Company.  The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power.

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

Since 1999, we have developed 18 wind farms (accounting for approximately 178 megawatts of wind power) that are currently operating in the Midwestern United States. We are presently engaged in various aspects of the development of 23 wind farms totaling approximately 360 megawatts of community wind power.

Community Wind Power

Our wind power projects are based on the formation of partnerships with the local owners upon whose land the wind turbines are installed.  Over the years, this type of wind power has been labeled “community wind power” because the systems are locally owned by the landowners (often farmers).  Our Chairman and Principal Executive Officer, Daniel J. Juhl, was one of the creators of community wind power in the United States.  Community wind power is a specialized sector in the wind energy industry that differs from the large, utility-owned wind power systems.  Community wind power is a form of community-based energy development (C-BED). Various states, including Minnesota and Nebraska (where we have projects in development), have enacted C-BED initiatives, which include mechanisms to support community wind power and are intended to make it easier for community wind power projects to be successful without putting an excessive burden on utilities.  Therefore, community wind power is both environmentally sustainable and an economic stimulus for the rural areas in which it is developed.

Historically, landowners in rural areas could only benefit from the development of wind farms in their community by leasing their land to large wind developers. These large developers would then sell the wind energy to the local utility company and retain a majority of the project’s profits. We provide what we believe is a better alternative for local communities by specifically concentrating on C-BED wind projects that are owned in part by local constituents. As a result, we believe that community wind power projects keep more dollars in local communities, preserve local energy independence, and protect the environment. Our goal, and Mr. Juhl’s focus for the past 30 years, is to share ownership with local interests and to build a network of locally-owned community wind power systems.

Business Strategy

Our business strategy is to leverage our portfolio of existing community wind power projects and to take on new developments located in the United States and Canada.   We take projects where the following important conditions exist for successful developments: acceptable wind resources, suitable transmission access and an appropriate regulatory framework providing acceptable power purchase agreements and long-term utility agreements. Based on our pipeline of projects, we believe that we will experience consistent growth in the number of projects completed and the number of projects for which we are providing operational oversight. We expect that the continued growth in our project pipeline will act as a key competitive advantage as the community wind power industry grows throughout the United States and Canada.

Integral to Juhl Wind’s development efforts is the joint ownership structure created by the community wind model.  On implementing this model, a group of landowners are typically grouped together into the membership of the local entity, typically a limited liability company that becomes Juhl Wind’s partner in development.  By design, Juhl Wind’s projects are smaller as compared to larger wind farm projects, which make wind farm development less burdensome, including reducing the difficulties in locating available sites for wind farms, wind turbine supply, local construction, electrical interconnection and financing.   Thus, Juhl Wind’s projects cost less to build than large scale, multi-national or electric utility owned wind farms.  Our typical community wind farm projects range in size from 10 to 40 megawatts, equivalent to $20 to $100 million development costs for the projects.  Based on this size, community wind farms are a viable and a relatively undiscovered niche in the market.

Juhl Wind develops its community wind projects in a manner similar to any utility or independent power developer builds and operates traditional power plants.  Juhl Wind is the developer, operator and (usually) maintenance provider for the wind farms.  The wind farm systems are built to meet wind power production goals established by the electric utility buyer as required by the power purchase agreement (the “PPA”).  This PPA typically provides for a 20 year term in the agreement from the electric utility.  Since the primary cost of wind power is the initial capital cost of the system, each wind farm benefits from a steady stream of reliable revenue and cash flow for decades.

Our Company’s involvement in the sale of consumer-owned renewable energy products commenced in November 2008 as a result of the acquisition of Next Generation Power Systems, Inc. (“Next Gen”).  Prior to the acquisition, Dan Juhl had been a significant shareholder in NextGen since it was organized in 2004.   NextGen primarily restores small wind turbines in the 30 KW class for sale to consumers for on-site electricity generation generally in rural business settings.  NextGen is currently completing the research and design of a 35 kw class wind turbine for purposes of sales under its own brand in 2011.   NextGen also provides solar-powered systems that allow small businesses and consumers to generate or store electrical power for on-site use or emergency backup.   In July 2009, NextGen entered into a 20 year, non-exclusive Manufacturing License and Reseller Agreement with an Ohio entity for purposes of expanding production and sale of small wind turbines. The agreement, among other things, specifies a sales territory, sales quota and requirements with regard to establishing a production facility. In conjunction with this agreement, NextGen has collected licensing fees of $1 million.

Management

Mr. Juhl is an expert in the wind power field and is considered a pioneer in the wind industry having been active in this field since 1978.  He was a leader in the passage of specific legislation supporting wind power development in the states of Minnesota and Nebraska, as well as contributing to the development of the currently accepted, financial, operational and legal structure providing local ownership of medium-to-large scale wind farms.  John Mitola, our President, is also considered an expert in the energy field having focused his career on energy efficiency, demand side management and independent power development.   He has significant experience in the energy industry and electric industry regulation, oversight and government policy.

Further, the rest of our management team has been involved in the wind power industry for more than 30 years. We have experience in the design, manufacture, maintenance and sale of wind turbines, as well as the full-scale development of wind farms.

Factors Affecting Our Operating Results

Demand

Political factors have stressed the importance of renewable energy and U.S. energy independence, causing the demand for wind power in the United States to grow rapidly.  We believe that the market for community wind power will be maintained as a model for ongoing installations of wind power given the constraints of transmission capacity and utility power purchases that are currently affecting the growth of larger scale projects.  In addition, we believe that there is impetus in the United States to increase its generation of electrical power through renewable energy means.

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

In light of these factors and the resulting increase in demand for wind power, we believe that we are positioned to experience significant year-over-year growth and development of specific community wind farms throughout the United States. We can provide full-scale development of wind farms across the range of required steps including performing initial feasibility studies, assisting in power purchase agreement negotiations, arranging equity and debt project financing, providing equipment and  construction services, and managing operations.

Debt and Equity Financing Markets

Wind farm development projects are dependent on the ability to raise debt and equity financing to fund the turbine and substation components, construction costs and other development expenses. We assist project owners in identifying sources of debt and equity capital as a part of our development efforts. We have expended significant efforts on behalf of our construction-ready wind farm projects to identify sources of debt and equity financing in order to proceed to the actual construction phase.  The debt and equity sources include some financiers who are based in foreign countries and have experience in wind energy projects.  It is our belief that many wind farm project owners across the U.S. are facing similar difficulties in arranging project financing as well, particularly construction financing.  The difficulties in obtaining financing is  especially  evident within banking institutions who have liquidity issues resulting from the recent recessionary conditions and a banking crisis that has led to U.S. government bailout programs in 2008.  The slowdown in new wind farm construction has led to increase in wind turbine inventory around the country, and we are observing that turbine suppliers are also becoming a source of capital in the construction financing of wind farm projects.  We expect credit conditions to improve and we will assist project owners in examining federal and loan guarantee programs as an additional means of securing project financing.

Our wind farm development projects are financed with a combination of debt, tax equity financing and equity capital. At the initial stage of a project's development, we use a combination of equity capital and turbine supply loans to cover development expenses and turbine costs. Turbine supply loans are employed to finance a majority of the cost of a project's turbines. Once a project moves to the construction phase, we use a combination of equity capital and construction loans to finance the construction of the project. Proceeds from the construction loans are typically used to fund construction and installation costs as well as to retire the turbine supply loans. Finally, once a project is complete and commercial operations begin, we permanently finance the project through a combination of term loans and tax equity financing transactions, the proceeds of which are used to retire the construction loans and pay other service providers.

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

Site selection also includes identification of sites that we believe may be suitable for development, and basic analysis of site viability for wind development projects.  We make initial assessments of potential sites for our community wind farms based on a number of criteria, including topography; wind resource suitability; construction access; access to transmission networks; site size; land ownership; and environmental, zoning and other local and state laws and regulations. We make these assessments taking into account our business strategy.  We then proceed with an initial environmental screening, usually conducted on the basis of public available information and sometimes supplemented with a site visit by a qualified professional to identify environmentally sensitive areas.  Once a site passes this initial review, we begin more detailed site-specific environmental assessments in connection with our permitting efforts, and establish constraints for turbine siting and civil and site engineering. These typically include detailed mapping and other studies, all aimed at ensuring that we may safely operate a potential project without detrimental impact on the local environment.

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

Recent Developments in Government Regulation

Growth in the United States’ wind energy market has also been driven by state and federal legislation designed to encourage the development and deployment of renewable energy technologies. Recently enacted governmental regulations which affect the wind industry in general and the Company in particular include the following measures:

Production Tax Credits (PTC).   The PTC provides wind energy generators with a credit against federal income taxes, annually adjusted for inflation, for duration of ten years from the date that the wind turbine is placed into service. Currently, the PTC is $22 per megawatt hour (or 2.2 cents per kilowatt hour).  Wind energy generators with insufficient taxable income to benefit from the PTC may take advantage of a variety of investment structures to monetize the tax benefits.

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

\
Basis of Presentation

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

We acquired the wind farm development and management business of Juhl Energy and Juhl Energy Services, and Juhl Energy and Juhl Energy Services became our wholly-owned subsidiaries.  For accounting purposes, Juhl Energy was the acquirer in the share exchange transaction, and consequently the transaction is treated as a recapitalization of the company.  Juhl Energy Services was accounted for in a manner similar to pooling of interests due to common control ownership.

In October 2008, we acquired all of the issued and outstanding shares of common stock of NextGen.  Our acquisition of NextGen was accounted for in a manner similar to pooling of interests due to common control ownership. The assets and liabilities of NextGen were combined at historical cost for the portion (54%) under common control and at fair value for the non-controlling interest.  The revenue and expense activities of NextGen are included in the accompanying consolidated statement of operations for the quarters ended March 31, 2011 and March 31, 2010.

Juhl Energy, Juhl Energy Services (formerly known as DanMar and Associates) and NextGen’s financial statements are our historical financial statements.

On May 19, 2010, we formed Juhl Wind Asset Investment, Inc. ("JWAI" formerly Juhl Wind Project Lending, Inc.), in the state of Delaware, as our wholly-owned subsidiary.  As of March 31, 2011, the only transaction has been an non-controlling equity investment in one of our wind farm developments in February 2011.  JWAI's revenue and expense activities will be reported on our financial statements on a consolidated basis in a similar manner as to Juhl Energy Services, Juhl Energy and NextGen.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this report.

Significant Accounting Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements and construction contract agreements; realizability of accounts and promissory notes receivable; valuation of deferred tax assets, stock-based compensation and warrants, determination of the primary beneficiary of a variable interest entity, and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date.  Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

As of March 31, 2011, we have a $5.53 million promissory note receivables that are recorded based on our assumption of collectability of funding from two wind farm customers.  We have concluded that such amounts will be collectable primarily based on operating cash flows available to support the existing payment terms, and project financing arrangements that are in process at the time of filing of this report.  We have provided further discussion with respect to the funding and collectability status in the Overview of our Results of Operations and the Liquidity and Capital Resources sections below.

Our management has discussed the development and selection of these significant accounting estimates with our board of directors and our board of directors has reviewed our disclosures relating to them.

Results of Operations

Comparison of Three-Month Periods Ended March 31, 2011 and March 31, 2010

Overview

Our wind farm development projects most commonly involve a development fee contract with the entities specifically formed by local landowners upon whose land the wind turbines are installed. Revenue is also derived from our work in the development of wind farms throughout the development process including four major components: feasibility studies, development fees, operations and management oversight, and construction fees. In addition, we occasionally provide turbine maintenance services on a contractual or time and materials basis as requested by project owners or turbine suppliers.

Our general activity during the first quarter of 2011 was primarily focused on completing the financing and commissioning of two community wind farm projects in Minnesota in Meeker County comprising 40 MW of wind power, completion of financing for the 20 MW Grant County wind project which had reached commercial operational in August 2010, and continued construction on two additional projects, Valley View and Winona, which total 11.5 MW of wind power.

Our activities in the first quarter of 2011 also included entering into an amended development services agreement in March 2011 with the owners of the 40 MW Crofton Hills project whereby we would agree to sell our development rights and work performed to-date for cash and continue in certain capacities as a co-developer of the project. This amended development agreement resulted in JEDI’s receipt of $1 million in the form of an cash advance in March 2011 pursuant to a letter of intent between the project owners and a large developer interested in developing, constructing, owning and operating the project.   In April 2011, a purchase and sale agreement was executed between JEDI, the project owners and the developer whereby, among other things, JEDI agreed to sell its development rights and work performed to-date for $2.25 million, which includes the $1 million previously received in the form of an advance.  The final funding of the purchase and sale agreement is contingent upon the completion of certain tasks outlined in the agreement and is expected to occur by the end of the second quarter.  JEDI will continue to provide certain development services on the Project until such time as the project achieves commercial operation.

Subsequent to the first quarter of 2011, we agreed to purchase 99.9% of the existing ownership interests of Woodstock Hills LLC, a Delaware limited liability company (“Woodstock Hills”), which operates a 10.2 megawatt wind-powered electric generating facility near Woodstock, MN.  The transaction was completed on April 28, 2011. The financial activities of Woodstock Hills will be consolidated into our financial statements subsequent to the purchase date.

Revenue

Total revenue increased by approximately $4,956,000, or 303.2%, from approximately $1,635,000 for the quarter ended March 31, 2010, to approximately $6,591,000 for the quarter ended March 31, 2011. The increase in revenue is primarily attributable to approximately $4,988,000 of wind farm development fee revenue from three wind farm construction projects that completed financing arrangements during the first quarter of 2011.

The decrease in turbine sales and service revenues of approximately $567,000 was primarily related to the partial revenue recognition of one large commercial scale wind turbine of approximately $244,000 during the first quarter of 2010 versus no such sales during the first quarter of 2011, and in addition, our NextGen subsidiary had a lower sales volume of smaller scale wind turbines (5 units in 2010 versus 1 unit in 2011) which resulted in $323,000 of lower revenues. The NextGen subsidiary is in the process of completing a new turbine design and testing of a new prototype model, and as such, its turbine revenues are expected to be restricted to periodic refurbishment activities until design and test activities are completed within the next twelve months.

JEDI had two projects (21 MW) under construction during the quarter ended March 31, 2010 and four projects (51.5 MW) under construction during the quarter ended March 31, 2011, of which two of the four projects were limited to construction advisory services arrangements. The increase in construction contract revenue of approximately $418,000 from 2010 to 2011 is primarily related to the construction advisory services activities in the two Meeker County projects.

Cost of Goods Sold

Cost of goods sold decreased by approximately $617,000, or 43.8% from approximately $1,409,000 for the quarter ended March 31, 2010 to approximately $792,000 for the quarter ended March 31, 2011. Approximately $539,000 of the decrease is attributable to the reduction in the amount of turbine sales as noted in the revenue section above. The remaining amount of the reduction is related to a higher content of subcontractor costs within the construction contract revenue reported for the quarter ended March 31, 2010. We acted as construction management advisors with respect to the two Meeker County projects, Adams and Danielson, and we have not incurred any balance of plant
(“BOP”) construction costs on those projects.

Operating Expenses

General and Administrative Expenses.   General and administrative expenses increased by approximately $41,000 or 15.1%, from approximately $273,000 for the quarter ended March 31, 2010 to approximately $314,000 for the quarter ended March 31, 2011. The increase was primarily attributable to an increase in professional fees of $48,000 as we deployed additional legal expenses in the closing of our development fee arrangements and construction fee agreements, together with expenses incurred in the preparation of a registration statement.
There were no other notable changes with respect to fluctuations in our general and administrative expenses.

Investor Relations Expenses. Investor relations expenses increased by approximately 49,000, or 47.7%, from approximately $103,000 for the quarter ended March 31, 2010 to approximately $152,000 for the quarter ended March 31, 2011.   The increase stems from expanded investor relations communications in the first quarter of 2011 to increase exposure of Juhl Wind as a result of our increased wind farm development activities.

Payroll and Employee Benefits.   Payroll and employee benefits expenses increased by approximately $46,000, or 9.3%, from approximately $490,000 for the quarter ended March 31, 2010 to approximately $536,000 for the quarter ended March 31, 2011. The increase was primarily attributable to four additional head counts in our development services and wind farm maintenance areas. Non-cash stock based compensation expense is included in payroll expenses and decreased by approximately $16,000 from the quarter ended March 31, 2010.

Wind Farm Management Expenses.   Wind farm management expenses decreased by approximately $4,800, or 20.7%, from approximately $23,000 for the quarter ended March 31, 2010 to approximately $18,000 for the quarter ended March 31, 2011.   The decrease in expenses resulted primarily from the decrease in contracted services used in performing these services.

Other Income (expenses).  Other income and expenses during the first quarter of 2011 primarily consists of interest income and interest expense of $135,000 and $158,000, respectively, with respect to the promissory notes receivable and payable held in conjunction with the construction of the Grant County, Valley View and Winona wind farms.

Operating Income (Loss)

Our operating income increased by approximately $5,442,000, or 820.3%, from an operating loss of approximately $663,000 for the quarter ended March 31, 2010 to operating income of approximately $4,779,000 for the quarter ended March 31, 2011. The increase in operating income is primarily attributable to the $4,988,000 of revenue earned from the closing of three wind farm developments and approximately $573,000 revenue earned from two construction advisory services contracts.

Net Income (Loss)

Net income increased by approximately $3,366,000, or 596.8%, from a net loss of approximately $564,000 for the quarter ended March 31, 2010 to net income of approximately $2,802,000 for the quarter ended March 31, 2011.  The increase in net income is largely attributable to the increase revenue sources noted under revenue and operating income sections above.

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Accounts receivable at March 31, 2011 includes approximately $1.9 million from the Meeker County projects that were commissioned in March 2011.  This amount was substantially collected in April 2011.  The December 31, 2010 accounts receivable balance included approximately $3.1 million, of which approximately $2.9 million was converted into a promissory note receivable in March 2011 in conjunction with the closing of the project’s construction and bridge loan financing,  and approximately $200,000 of this note was converted into an investment in the Valley View wind farm as a part of an understanding reached with the bank and the turbine supplier at closing.  We expect to collect on this receivable in part from the U.S. Treasury cash grant available to the project and also from the project’s plan to obtain proceeds from sale of membership interests to a tax equity investor.

Property and Equipment

As of March 31, 2011 and December 31, 2010, we held approximately $484,000 and $489,000 in net book value of property and equipment, respectively. These assets included land, buildings, office equipment, shop equipment and service vehicles.

Liquidity and Capital Resources

At March 31, 2011, we carried approximately $5,054,000 in cash and short term-investments on the balance sheet.  However, approximately $420,000 of the short-term investments has been designated as security for the bank notes payable of approximately $411,000 and therefore has been reflected in current assets as a restricted asset on the consolidated balance sheets.  In order to provide additional protection to our cash reserves, we have obtained a $1.5 million letter of credit facility that provides security for the deposits that may not otherwise be insured through the Federal Deposit Insurance Corporation.

Certain events have transpired during the first quarter 2011 that significantly enhanced our liquidity and capital resources, but we did provide for certain guarantees and warranties in conjunction with these events. In particular, our cash position significantly improved during the quarter as a result of the proceeds from the collection of approximately $2.3 million from wind farm development and construction advisory fees with respect to the Meeker County projects, the receipt of a $1 million cash advance with respect to the Crofton Hills project, and approximately $500,000 is net proceeds from the Grant County wind farm. Additional information about these financing events and arrangements with respect to construction projects in progress are as follows:

Grant County Wind Project (“GCW Project”). On March 9, 2011, the GCW Project sold 99% of new membership interests to a new equity investor. As a part of that transaction closing, proceeds of $750,000 were used to pay down the promissory note balance with the GCW project, of which the Company received approximately $242,000 directly in cash and in addition, a payment of $508,000 that was paid by agreement of the parties directly to our primary subcontractor holding the promissory note payable.  JEDI also received approximately $300,000 is reimbursed project expenses from the GCW project.   In conjunction with this equity investment, JEDI, along with the project turbine supplier and our primary subcontractor, agreed to a new credit facility to act as temporary lenders to the project until a permanent take-out loan is completed.  The new credit facility terminated the previous vendor note financing structures that had been put in place in 2009 by the turbine supplier, JEDI and its primary subcontractor (the "Development Partners”).  Effective March 2011, new promissory notes were created for each of the Development Partners under the new credit agreement with the project company.  Each Development Partner shall receive proceeds upon receipt of the permanent take-out loan proceeds pursuant to the terms of an intercreditor arrangement, and in the interim, the Development Partners will receive a quarterly payment of principal and interest on their respective promissory note.  The Development Partners have received a first security interest in project assets.  The aforementioned cash payment received upon closing, along with the Company’s $1.76 million promissory note from the new credit facility resulted in the revenue recognition of a project development fee of approximately $1.3 million in first quarter 2011. In addition, the promissory note payable to our primary subcontractor has been deemed to be satisfied.  In April 2011, the project identified and agreed in principal to terms with a permanent lender for take-out financing and due diligence activites are underway for this financing.

In conjunction with the new credit facility, the Company has agreed for a limited period of time to indemnify the new equity investor with respect to certain representations and warranties made in conjunction with the equity purchase,  including potential liabilities for Section 1603 Treasury Grant recapture or tax liabilities attributable to the period prior to the closing date.  Also, the Company has guaranteed the payment obligation from Grant County to our primary subcontractor until such obligations are satisfied.  As of March 2011, their remaining obligation is approximately $4,756,000.

Meeker County Projects, Adams and Danielson.  The Meeker County projects, named Adams and Danielson, were both commissioned and achieve commercial operation in March 2011.  The project equity investors have funded the projects.  Juhl has satisfied its construction and development obligations for these projects, and has received the full payment of its development fee of approximately $3.6 million. In addition, we collected approximately $450,000 in construction management services revenues in March 2011.

Valley View Project. The construction of the Valley View wind project is ongoing and the project was approximately 91%  complete as of the March 31, 2011.   About 85% of the construction costs for the Valley View project are being financed through a balance of plant subcontractor and therefore, we expect to have approximately $300,000 of cash requirements for balance of plant construction. On February 16, 2011, Juhl Wind Asset Investment became an equity investor (48% ownership) in a limited liability company that owns 99% of the limited liability company that owns the Valley View project.  This equity investment occurred in conjunction with the project’s turbine supplier who holds the 52% controlling interest.  Our initial equity investment of approximately $478,000 occurred on March 3, 2011 and was funded by our previous cash advances to the Valley View project along with a conversion of part of our receivables due from the project. Within the membership control agreement, Juhl Wind Asset Investment has an obligation to purchase all, but not less than all, of the 52% controlling interest within two years after the Valley View commercial operation date as a result of a put option available to the controlling shareholder at a price equal to their original equity contribution plus interest and reduced for any cash distributions.

On March 3, 2011, the Valley View project closed on a construction and bridge loan debt financing of $13 million with a bank.  As a part of the closing, Juhl Energy was required to subordinate its rights under its Second Amended and Restated Development and Construction Services Agreement and to pledge its membership interests to the bank as collateral. Also in conjunction with the loan closing, Juhl Energy’s trade receivables of approximately $3.5 million were transferred to a subordinated promissory note.  The lender also required a minimum equity capital contribution which essentially requires Juhl to provide the full equity commitment of approximately $5 million (assuming project receipt of the Section 1603 Treasury cash grant) on the project upon the demand of the lender.  Juhl intends to raise outside equity capital and to utilize the Section 1603 Treasury Grant program in satisfying the minimum equity contribution commitment.  The Company in its role is continuing to assist the project LLC in completing the project and raising the remaining equity contribution required and we expect to complete all of this work by the end of May 2011.  After completing this work, we anticipate the full payment on our promissory note.

Crofton Hills Project.  On March 1, 2011, the Company entered into an amendment to its existing Development Services Agreement with the limited liability entity that owns the Crofton Hills project. As a result of the amendment, the Company agreed to sell the rights to its development work performed to-date for $2,250,000, subject to the owner’s ability to achieve a purchase and sale agreement for the overall project.  The owner has secured an initial letter agreement for such a sale with an experienced large energy company and Juhl is assisting in finalization of the sale agreement.  It is expected to be completed in May 2011 and the Company is expected to serve as a co-developer of the project after the sale is completed.  Also, in conjunction with this amendment, the project owners paid the Company an advance of $1,000,000 in cash. The advance is in the form of a loan and is intended to be an advance on the sale of the development work to-date.  In the event that owner is not successful in achieving the purchase and sale agreement for the overall project, the loan must be repaid to the owners at the time that the underlying project eventually achieves commercial operation.  The Company is expected to continue in a development role in the project until commercial operation, and the agreement with the owners also includes a provision that the Company will advance $500,000 on December 31, 2011 to the project owner in the event that the project has not yet achieved commercial operation at that time.

Winona Wind Project.   JEDI is responsible for the build-out of the Winona wind farm assets, including the purchase of the two turbines.  The Winona project includes 100% turbine financing under a promissory note arrangement with JEDI by the turbine supplier who is making a market entry turbine introduction here in the U.S. on this project. Juhl expects to incur approximately $1,200,000 of balance of plant construction and interconnection costs and approximately $250,000 on turbine freight costs on the Winona project of which approximately $800,000 has already been paid out in cash at March 31, 2011.  The Winona project has been delayed due to damage during transport to one of the two nacelles for the project and the attendant delays caused as a result of such damage. It is management’s estimate that construction of these two projects will be substantially completed in the second quarter of 2011.  We expect that upon completion of the Winona project, the Section 1603 Treasury grants will provide for the complete reimbursement of balance of plant and interconnection costs for Winona.  The cash receipts for Section 1603 Treasury grants can be expected 90 days after commercial operation is declared. In addition, we are assisting the project in its efforts to raise project equity and permanent debt financing, the proceeds from which the remainder of our notes are expected to be paid.

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

We will continue to pursue new community wind farm developments to maintain an active backlog of projects. However, we cannot assure that actions will be successful. Should revenue decline to a level significantly below our current expectations, we would reduce capital expenditures and implement cost-reduction initiatives which we believe would be sufficient to ensure that funds generated from operations, together with existing cash and funds available from borrowing under any open credit agreement.

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

On April 29, 2011, we filed a Form S-1 registration statement with the Securities and Exchange Commission for the purpose of seeking a continuous offering of up to 10,000,000 shares of our common stock.   The registration statement targets a per share price of $1.25, and is based on market conditions.  The ultimate price of the shares will be determined by management and the board of directors of the Company based upon the status of the Company’s balance sheet and corporate objectives.   We intend to use the offering proceeds to fund our strategic growth initiatives, including acquisitions complementary to our business, such as wind farm management and turbine maintenance services, and general corporate purposes. The prospectus is not yet effective as we are in process of  responding to initial comments  received from the Securities and Exchange Commission.

Net Cash – Operating Activities
Net cash provided by operating activities increased by approximately $3,960,000, from the net cash used in operating activities of approximately $663,000 for the quarter ended March 31, 2010 to net cash provided by operating activities of approximately $3,297,000 for the quarter ended March 31, 2011. The change in net cash provided by operating activities of $3,960,000  is primarily due to the collection of wind farm development and construction advisory fees from the Meeker County projects of approximately $2,300,000,  construction and cost reimbursements from Grant County of approximately $460,000 and receipt of a $1,000,000 cash advance relating to the sale of development rights.  We will continue to manage payments of accounts payable related to project-related expenses to coincide with the billings on these projects and to obtain temporary financing arrangements, if considered necessary, to provide cash for project construction.

Net Cash – Investing Activities
Net cash  provided by investing activities increased by approximately $281,000, from the net cash used in investing activities of approximately $16,000 for the quarter ended March 31, 2010 to net cash provided by operating activities of approximately $265,000 for the quarter ended March 31, 2011.  The increase is primarily attributable to the liquidation of certificates of deposits into our cash reserves upon maturity.

Net Cash – Financing Activities
Net cash flow provided by financing activities increased by approximately $41,000, from the net cash flow provided from financing activities of approximately $58,000 for the quarter ended March 31, 2010 to approximately to net cash provided by financing activities of approximately $99,000 for the quarter ended March 31, 2011.  The increase is primarily attributable to the drawdown of monies from the restricted cash account for use in investor relations activities.

We maintained an investor relations cash escrow account that was initially funded by $500,000 of proceeds received from the 2008 private placement, and an additional $250,000 received from the exercise of Series A Warrants and issuance of Series B Preferred Stock in June 2009.  The funds were to be used only for investor relations initiatives.  The balance of approximately $110,000 in the account at December 31, 2010 was entirely withdrawn in March 2011 to provide reimbursement of investor relations expenses incurred in 2010 during the quarter ended March 31, 2011.

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

Off-Balance Sheet Arrangements

As mentioned above in the Liquidity and Capital Resources section, we have made certain guarantees of indebtedness or offered indemnifications of warranties and representations in conjunction with the funding activities of the Valley View and Grant County wind farms. Furthermore, in our Valley View project development, the Company has provided to the turbine supplier a Juhl Wind parent guarantee on the approximate payment of $1.8 million for remaining obligations in their turbine supply agreement with this development project.  We feel that the risk of loss is low as we will either raise the planned project equity once the wind farm is operational from sources that we have identified or alternatively, the project will more likely than not have 1603 Treasury grant proceeds sufficient for such payment. Aside from these arrangements, we believe that there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Variable Interest Entities.  The Company has determined that three of its wind farm projects are variable interest entities (“VIE”).  The footnotes to our consolidated financial statements provide our analysis and judgments with respect to whether or not the Company should consider consolidation of these VIE’s into our financial statements.   We have consolidated one VIE because we believe that we had implicit power to significantly impact the economic performance of the limited liability company associated with that wind farm project. In the other two cases, we do not believe that we had superior control over the wind farm project entities, and as such those entities were not consolidated into our financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2011. Based upon management’s evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were designed at a reasonable assurance level and were effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three-month period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

Pursuant thereto, on October 12, 2010, the Company entered into a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Act"), to facilitate repurchases of its common stock (the "Rule 10b5-1 plan").  The Rule 10b5-1 plan became effective on October 13, 2010 and had a termination date of December 31, 2010.   The Rule 10b5-1 plan authorized repurchases of its common stock up to $200,000 of shares of common stock.   The Company was authorized to repurchase shares under its stock repurchase program, if at all, through open market purchases in accordance with Rule 10b-18 of the Act or pursuant to additional Rule 10b5-1 plans.  The number of shares to be repurchased and the timing of the repurchases were to be based on the level of available cash and other factors, including market conditions, the terms of any applicable 10b5-1 plans and self-imposed black-out periods.

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

Following the end of the fiscal year, on January 13, 2011, the Company’s Board of Directors adopted an Amendment to the Rule 10b5-1 plan (the “Amended Plan”).  The Amended Plan extended the termination date to March 31, 2011.  Further on March 31, 2011, the Company’s Board of Directors approved an amendment to the Rule 10b5-1 plan to extend the termination date to December 31, 2011.  Then, on April 11, 2011, the Company’s Board of Directors increased the amount allocated under the Rule 10b5-1 plan from $200,000 to $250,000.   All other terms of the Rule 10b5-1 plan remain in full force and effect.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2011	-	-	-	-
February 1 Through February 28, 2011	-	-	-	-
March 1 through March 31, 2011	9,600	$1.13	9,600	111,519
Total	9,600		9,600

*The Juhl Wind 10b5-1 Repurchase plan (the “Plan”) was publicly announced on October 12, 2010.  Under the Plan, the total dollar amount approved was $200,000.  The Plan originally terminated on December 31, 2010 and was amended to extend the termination date of the Plan to December 31, 2011, or until the allotted total plan amount under the Plan was used, as of March 31, 2011.  Further, on April 12, 2011, the Board of Directors increased the amount allocated under the Plan from $200,000 to $250,000.   Such update to the Plan was publicly announced on April 13, 2011.  All transactions for purchases were made pursuant to the publicly announced Plan, as amended.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None

Item 4. REMOVED AND RESERVED.

None.

Item 5. OTHER INFORMATION.

a)	None
b)	None

Woodstock Hills Acquisition

On April 28, 2011, Juhl Wind agreed to purchase 99.9% of the existing ownership interests of Woodstock Hills LLC, a 10 MW wind farm in located near Woodstock, MN, for $400,000 in cash.  The previous holders of these ownership interests are unrelated to Juhl Wind. The remaining .1% minority interest continues to be owned by Juhl Wind’s CEO, Dan Juhl.  Our board of directors unanimously approved (with Dan Juhl abstaining) the acquisition of such investor in Woodstock Hills Wind Farm on April 12, 2011.

We disclosed details of this transaction on a Form 8-K filed with the Securities and Exchange Commission on May 3, 2011.

Memorandum of Understanding

Juhl Wind entered into a memorandum of understanding with Vision Option Master Fund, a holder of Series A preferred stock, whereby it would waive its voting rights under the Securities Purchase Agreement dated June 24, 2008 and Series A Preferred Certificate of Designation, if Juhl Wind elects to exercise its voluntary option to redeem  shares of Vision Option Master Fund’s Series A preferred stock.  Under no circumstances shall Juhl Wind utilize cash from operations in excess of what is available notwithstanding proceeds raised hereunder to redeem shares of Series A Preferred, which analysis of funds from operations available for such purposes shall include provisions for an allowance for operating reserves.

Collection of Wind Farm Development Fees

On April 15, 2011, JEDI received its final $1.8 million in wind farm development fees related to the  completion of the Adams and Danielson wind farms located in Meeker County.

Sale of Development Rights

 On April 29, 2011, the Company agreed to sell the rights to its development work performed to-date for $2,250,000, subject to the owner’s ability to achieve a purchase and sale agreement for the overall project.  The Purchase and Sale Agreement was closed on April 29, 2011 and the final funding remains subject to completion of certain conditions. Upon final funding, the $1 million cash advance will be applied to the purchase price. The Company is expected to continue in a development role in the project until commercial operation, and the agreement with the owners also includes a provision that the Company will advance $500,000 on December 31, 2011 to the project owner in the event that the project has not yet achieved commercial operation at that time, with such advance repayable upon commercial operation.
Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K
No.	Description

3.1	Articles of Incorporation of the Company 1

3.2
Certificate of Amendment to Certificate of Incorporation amending, among other things, the name of MH & SC, Incorporated to Juhl Wind, Inc. filed June 20, 2008, and effective June 24, 2008, with the Delaware Secretary of State 2

3.3	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Stock of Juhl Wind, Inc. filed June 11, 2009 with the Delaware Secretary of State. 4

3.4
Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Juhl Wind, Inc. filed September 28, 2009, with the Delaware Secretary of State 3

3.5	Bylaws of the Company 1
10.1 10.2 10.3

Sales Agreement between Mission Funding Zeta and Juhl Wind, Inc., dated as of April 28, 20115

Sales Agreement between Heller Financial, Inc. and Juhl Wind, Inc., dated as of April 28, 20115

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

2 Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2008.

3 Incorporated herein by reference to the exhibits included with our Current Report on Form 8-K dated September 28, 2009 and filed with the Securities and Exchange Commission on September 28, 2009

4 Incorporated herein by reference to the exhibits included with Amendment No. 4 to the Company’s Registration Statement on Form S-1 (registration no. 333-154617), filed with the U.S. Securities and Exchange Commission on June 12, 2009.

5Incorporated herein by reference to the exhibits included with the Company’s Current Report on Form 8-K dated May 3, 2011 and filed with the Securities and Exchange Commission on May 4, 2011.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUHL WIND, INC.
(Registrant)

Date: May 12, 2011	/s/ John Mitola
John Mitola
President