Form 10-Q
period 2011-06-30
Juhl Wind, Inc
filed 2011-08-15
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐    No ☐
*The registrant will file the Interactive Data File as an amendment to this Form 10-Q within 30 days from the date hereof.

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

Common Stock:  21,939,944 shares outstanding as of August 11, 2011.

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

JUHL WIND INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010

	JUNE 30,	DECEMBER 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$4,227,725	$645,596
Restricted cash	82,032	110,016
Accounts receivable	249,297	3,198,632
Short-term investments and accrued interest receivable	563,199	626,879
Short-term investments - restricted	421,146	418,654
Promissory note receivable, including interest	4,247,056	5,264,093
Inventory	300,368	1,636,234
Reimbursable project costs	132,978	415,029
Costs and estimated profits in excess of billings	145,456	661,418
Other current assets	144,378	138,971
Current deferred income taxes	-	1,289,000
Total current assets	10,513,635	14,404,522

PROPERTY AND EQUIPMENT, Net	5,148,562	488,889

OTHER ASSETS
Deferred income tax asset	392,000	348,000
Equity investment in wind farm	478,570	-
Escrowed cash reserves for contractual commitments	94,132	-
Loan financing costs, net	15,316	-
Project development costs ($4,224,879 and 2,228,332 at June 30, 2011 and December 31, 2010, respectively, related to consolidated variable interest entity and generally not available to the Company)	4,596,821	2,851,450
Promissory note receivable, long-term portion	1,570,211	-
Total other assets	7,147,050	3,199,450

TOTAL ASSETS	$22,809,247	$18,092,861

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,490,414	$1,105,360
Bank notes payable - current	411,167	411,167
Advance on sale of project development rights	1,000,000	-
Accrued expenses	396,251	519,252
Customer deposits	194,809	26,940
Income taxes payable	250,000	-
Deferred revenue	923,757	1,154,571
Promissory notes payable, including interest	6,417,721	10,328,008
Current deferred income taxes	79,000	-
Current portion of bank note payable	258,558	-
Total current liabilities	11,421,677	13,545,298

LONG-TERM LIABILITIES
Bank note payable - long-term	1,102,189	-
Power purchase contract liability	3,506,016	-
Total long-term liabilities	4,608,205	-

STOCKHOLDERS' EQUITY
Controlling interest in equity:
Preferred Stock, 20,000,000 shares authorized
Series A convertible preferred stock - $.0001 par value, 4,820,000 issued and outstanding as of June 30, 2011 and December 31, 2010	2,526,660	2,527,731
Series B convertible preferred stock - $.0001 par value, 5,966,792 and 6,567,006 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	11,392,403	12,819,116
Common Stock - $.0001 par value; 100,000,000 shares authorized, 21,934,255 and 21,235,485 issued at June 30, 2011 and December 31, 2010, respectively	2,193	2,123
Additional paid-in capital	8,879,296	7,070,159
Treasury stock, 158,421 and 57,980 shares held by the Company at June 30, 2011 and December 31, 2010, respectively	(189,506)	(73,926)
Accumulated deficit	(15,899,117)	(17,866,790)
Noncontrolling interest in equity	67,436	69,150
Total stockholders' equity	6,779,365	4,547,563

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,809,247	$18,092,861

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTERS ENDED JUNE 30, 2011 AND 2010

	2011			2010
	(unaudited)			(unaudited)

REVENUE
Wind farm development and management	$138,740	12.8%		$226,063	33.8%
Turbine sales & service	281,387	25.9		176,028	26.4
Related party revenue	31,336	2.9		88,688	13.3
Electrical power sales	97,975	9.0		-	-
Construction contract revenue	537,084	49.4		177,365	26.6
Total revenue	1,086,522	100.0		668,144	100.0

COST OF GOODS SOLD	658,567	60.6		445,566	66.7

GROSS PROFIT	427,955	39.4		222,578	33.3

OPERATING EXPENSES
General and administrative expenses	245,048	22.6		443,462	66.4
Investor relations expenses	260,188	24.0		89,199	13.4
Payroll and employee benefits	685,705	63.1		515,513	77.2
Wind farm management expenses	242,076	22.3		23,484	3.5
Total operating expenses	1,433,017	131.9		1,071,658	160.4

OPERATING LOSS	(1,005,062)	(92.5)		(849,080)	(127.1)

OTHER INCOME (EXPENSE)
Interest income	101,957	9.4		174,963	26.2
Interest expense	(116,915)	(10.8)		(168,245)	(25.2)
Total other income (expense), net	(14,958)	(1.4)		6,718	1.0

LOSS BEFORE INCOME TAXES	(1,020,020)	(93.9)		(842,362)	(126.1)

INCOME TAX BENEFIT	378,000	34.8		22,000	3.3

NET LOSS	(642,020)	(59.1)		(820,362)	(122.8)

LESS NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-		-	-

NET INCOME ATTRIBUTED TO JUHL WIND, INC.	$(642,020)	(59.1	) %	$(820,362)	(122.8	) %

PREFERRED DIVIDENDS	97,471			97,471

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(739,491)			$(917,833)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED	21,729,252			21,096,267

NET LOSS PER SHARE BASIC & DILUTED	$(0.03)			$(0.04)

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	2011		2010
	(unaudited)		(unaudited)

REVENUE
Wind farm development and management	$5,296,613	69.0%	$290,371	12.6%
Turbine sales & service	364,011	4.7	825,161	35.8
Related party revenue	116,249	1.5	161,899	7.0
Electrical power sales	97,975	1.3	-	-
Construction contract revenue	1,803,087	23.5	1,025,419	44.5
Total revenue	7,677,935	100.0	2,302,850	100.0

COST OF GOODS SOLD	1,450,557	18.9	1,854,301	80.5

GROSS PROFIT	6,227,378	81.1	448,549	19.5

OPERATING EXPENSES
General and administrative expenses	559,220	7.3	716,302	31.1
Investor relations expenses	412,483	5.4	192,296	8.4
Payroll and employee benefits	1,221,655	15.9	1,005,919	43.7
Wind farm management expenses	260,393	3.4	46,567	2.0
Total operating expenses	2,453,751	32.0	1,961,084	85.2

OPERATING INCOME (LOSS)	3,773,627	49.1	(1,512,535)	(65.7)

OTHER INCOME (EXPENSE)
Interest income	240,726	3.1	317,959	13.8
Interest expense	(280,523)	(3.7)	(300,809)	(13.1)
Total other income (expense), net	(39,797)	(0.6)	17,150	0.7

INCOME (LOSS) BEFORE INCOME TAXES	3,733,830	48.5	(1,495,385)	(65.0)

INCOME TAX BENEFIT (EXPENSE)	(1,574,000)	(20.5)	111,000	4.8

NET INCOME (LOSS)	2,159,830	28.0	(1,384,385)	(60.2)

LESS NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,714)	-	-	-

NET INCOME ATTRIBUTED TO JUHL WIND, INC.	$2,161,544	28.0%	$(1,384,385)	(60.2	) %

PREFERRED DIVIDENDS	193,871		193,871

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,965,959		$(1,578,256

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	21,499,279		21,067,114

NET INCOME (LOSS) PER SHARE - BASIC	$0.09		$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	21,559,102		21,067,114

NET INCOME (LOSS) PER SHARE - DILUTED	$0.09		$(0.07)

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011

			Convertible		Convertible					Total
			Preferred Stock		Preferred Stock		Additional			Stockholders'	Non	Total
	Common Stock		Series A		Series B		Paid-In	Treasury	Accumulated	Equity	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Juhl Wind	Interest	Equity

BALANCE - December 31, 2010	21,235,485	$2,123	4,820,000	$2,527,731	6,567,006	$12,819,116	$7,070,159	$(73,926)	$(17,866,790)	$4,478,413	$69,150	$4,547,563

Net income	-	-	-	-	-	-	-	-	2,161,544	2,161,544	(1,714)	2,159,830

Stock-based compensation	-	-	-	-	-	-	278,752	-	-	278,752	-	278,752

Series A preferred stock dividend paid in common stock	98,556	10	-	(103,742)	-	-	103,732	-	-	-	-	-

Series A preferred stock dividend paid in cash	-	-	-	(91,200)	-	-	-	-	-	(91,200)	-	(91,200)

Issuance of common stock upon conversion of Series B preferred stock	600,214	60			(600,214)	(1,426,713)	1,426,653	-	-	-	-	-

Series A preferred dividends	-	-	-	193,871	-	-	-	-	(193,871)	-	-	-

Common stock purchased pursuant to stock repurchase plan	-	-	-	-	-	-	-	(115,580)	-	(115,580)	-	(115,580)

BALANCE - June 30, 2011 (unaudited)	21,934,255	$2,193	4,820,000	$2,526,660	5,966,792	$11,392,403	$8,879,296	$(189,506)	(15,899,117)	$6,711,929	$67,436	$6,779,365

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,159,830	$(1,384,385)
Adjustments to reconcile net income (loss) to net cash provided by (used In) operating Aactivities:
Depreciation and amortization	135,772	29,533
Stock-based compensation	278,752	308,357
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	3,056,818	529,567
Notes receivable	(6,002,806)	-
Unbilled receivable	-	49,002
Inventory	(155)	244,939
Reimbursable project costs	274,092	(68,941)
Other current assets	71,945	(56,158)
Interest receivable on short-term investments	(4,015)	(409)
Costs and estimated earnings in excess of billings	515,962	147,591
Accounts payable	(12,736)	(528,227)
Promissory notes payable	1,353,806	-
Accrued expenses	(131,317)	(9,727)
Income taxes payable	250,000	-
Deferred income taxes	1,324,000	(111,000)
Customer deposits	167,869	(153,376)
Advance on sale of project development rights	1,000,000	-
Deferred revenue	(230,814)	114,690
Power purchase contract liability	87,021	-
Net cash provided by (used in) operating activities	4,294,024	(888,544)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from short-term investments	302,685	(13,314)
Payments for short-term investments	(237,482)	-
Acquisition of Woodstock Hills, net of cash acquired	(215,922)	-
Payments for project development costs	(318,800)	(29,000)
Payments for property and equipment	(63,497)	(24,725)
Net cash used in investing activities	(533,016)	(67,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	27,984	83,057
Escrowed cash reserves for contractual commitments	(83)	-
Cash dividends paid	(91,200)	-
Principal payments on bank notes payable	-	(5,686)
Payments for treasury stock	(115,580)	-
Net cash provided by (used in) financing activties	(178,879)	77,371

NET INCREASE (DECREASE) IN CASH	3,582,129	(878,212)

CASH BEGINNING OF THE PERIOD	645,596	2,802,302

CASH END OF THE PERIOD	$4,227,725	$1,924,090

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$8,679	$10,501

NONCASH INVESTING AND FINANCING ACTIVITIES
Series A preferred stock dividend	$193,871	$193,871
Series A dividend payment in common stock	$103,742	$194,942
Promissory note receivable used to offset Promissory Note Payable	$5,264,093	$-
Reimbursable project costs converted to equity investment in wind farm	$(285,072)	$-
Project development costs converted to equity investment in wind farm	$(7,959)	$-
Conversion of note receivable to equity investment	$(185,539)	$-
Promissory note receivable and payable on wind farm for construction financing	$-	$1,052,640
Transfer fixed assets to inventory	$(57,312)	$-
Conversion of Series B Preferred stock to common stock	$1,426,713	$-
Project development costs financed with accounts payable	$678,009	$-
Inventory costs converted to project development costs	$1,393,333	$-

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Juhl Wind, Inc. (“Juhl Wind”) conducts business under five subsidiaries, Juhl Energy Services, Inc. (formerly DanMar and Associates, Inc.) (“JES”), Juhl Energy Development, Inc. (“JEDI”), Juhl Wind Asset Investment, Inc. (“JWAI”), Next Generation Power Systems, Inc. (“NextGen”), and Woodstock Hills LLC (“Woodstock Hills”). The Company provides development, construction, management, and consulting services to commercial scale wind farm projects throughout the Midwestern U.S. and produces consumer-owned renewable energy products. Beginning April 2011, the Company acquired the Woodstock Hills wind farm and as a result of this acquisition, the Company now generates electricity sales for a utility purchaser.  All intercompany balances and transactions are eliminated in consolidation.

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

RESTRICTED CASH
The Company maintained an escrow cash account funded by the proceeds received from the preferred stock private placement in 2008 and the warrant exercise and exchange in 2009.  The funds were used for investor relations initiatives. There is no remaining balance at June 30, 2011 as all funds have been used to pay investor relations expenses.

Pursuant to a covenant contained in the long-term bank note payable, a compensating balance of approximately $82,000 is required to be maintained and is included in restricted cash on the balance sheet at June 30, 2011.

SHORT TERM INVESTMENTS
Short-term investments include certificates of deposits maintained at various financial institutions. The certificates are intended to be held for investment purposes through their maturity dates that occur at various times throughout 2011.  At June 30, 2011, the Company’s short-term investments totaled approximately $563,000 which included accrued interest receivable. At December 31, 2010, the Company’s short-term investments totaled approximately $627,000 which included accrued interest receivable on those investments.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

RESTRICTED SHORT TERM INVESTMENTS
Restricted short-term investments include certificates of deposits maintained at various financial institutions and totaled approximately $421,000 and $419,000 at June 30, 2011 and December 31, 2010, respectively. These restricted investments included accrued interest receivable. The certificates are intended to be held for investment purposes through their maturity dates that occur at various times throughout 2011.  These investments are classified as restricted as they being held as collateral against a note payable to a bank.

ACCOUNTS RECEIVABLE
Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Trade accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts, however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not considered necessary at June 30, 2011 or December 31, 2010.

INVENTORIES
Inventories, consisting primarily of parts and materials relating to the production of small scale wind turbines and large scale turbines purchased for, but not yet allocated to, various construction projects, are stated at the lower of cost or market value.

REIMBURSABLE PROJECT COSTS
Reimbursable project costs represent advances made on behalf of wind farm entities to assist them in the legal, preconstruction project costs, or other  advances made prior to construction.

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
Property and equipment are being depreciated over their estimated useful lives using the straight-line method.

Major categories of property and equipment and their depreciable lives are as follows:

Building and Improvements	7-39 Years
Vehicles	5 Years
Machinery and Shop Equipment	5-7 Years
Wind Turbines	20 Years

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

CASH RESERVED AND CONTRACTUAL COMMITMENTS
 Cash amounts that have been deposited into reserve funds in connection with note or line of credit arrangements   are considered to be non-current assets.

STOCK OPTION PLANS
Upon issuance of employee stock options on June 24, 2008 (plan inception date), the Company adopted authoritative guidance relating to “Share-Based Payments.” This guidance requires that all stock-based compensation be recognized as an expense in the consolidated financial statements and that such cost be measured at the fair value of the award. The Company recognizes compensation expense to employees based on the estimated grant date fair value using the Black-Scholes option-pricing model.

The Company accounts for stock-based instruments granted to nonemployees under the fair value method. Stock-based instruments usually are recorded at their underlying fair value.  In certain instances, the fair value of the goods or services is used to determine the value of the equity instrument as it is a better measure of fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of cash, restricted cash, short term investments, accounts receivable, accounts payable, promissory note receivable and payable, and other working capital accounts approximates their fair value at June 30, 2011 and December 31, 2010 due to the short maturity nature of these instruments.

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

USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements and construction contract revenue; realizability of accounts and promissory notes receivable; valuation of deferred tax assets; stock based compensation and warrants; asset retirement obligations; determination of the primary beneficiary of a variable interest entity, power purchase contract liabilities; and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date.  Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

●
Proceeds received upon the signing of a Development Services Agreement (generally 10% of the total expected development fee) are amortized over the expected period of the development process, which is generally three years. The amortization period is re-assessed by management as new timelines are established for the project in-service date, and the amortization period is adjusted.

●
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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Electricity sales
Electricity sales by Woodstock Hills to its utility purchaser are recognized as electrical energy is produced.   In accordance with generally accepted accounting principles, revenue levelization is required whenever there is a variable, de-escalating pricing arrangement such as the power purchase agreement (PPA) with Woodstock Hills.  This requires that the revenue be levelized over the term of the agreement.  The revenue recognized is the lesser of the amount billable under the contract, or the amount determined by the megawatt hours made available during the period multiplied by the average revenue per megawatt hour over the life of the PPA.

The Woodstock Hills wind farm is credited with producing Renewable Energy Credits (REC’s). These have a market value,  and we recognize revenue on the sale of such credits as revenue when sold on the open market.

EARNINGS (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares and share equivalents outstanding during the period. For the six-month period ended June 30, 2011, the Company had 59,823 share equivalents outstanding relating to outstanding stock options and warrants.  For the three-month periods ended June 30, 2011 and 2010 and for the six-month period ended June 30, 2010, the effects of the share equivalents were excluded from the computation of diluted shares outstanding as their effects would be anti-dilutive, due to the Company’s net loss attributable for common stockholders for those periods.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2007.  The Company's policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of June 30, 2011 or December 31, 2010 and such uncertain tax positions as of each date are insignificant.

EQUITY METHOD OF ACCOUNTING FOR UNCONSOLIDATED INVESTMENTS
The equity method of accounting is used for investments in wind farm entities where the Company has significant influence but not a controlling financial interest.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Liquidation Rights of Series A

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, including a merger or consolidation of the company with or into another company, or any transfer, sale or lease by us of substantially all of the assets, the holders of Series A will be entitled to receive out of the assets available for distribution to stockholders, before any distribution is made to holders of common stock or any other series of the preferred stock, liquidating distributions in an amount equal to $1.20 per share, plus accrued but unpaid dividends, which totaled $5,883,000 including dividends accrued of $97,000 at June 30, 2011.

Redemption Rights of Series A

Series A may not be redeemed by the Company at any time.

Dividends Rights of Series A

Series A will be entitled to receive dividends at a rate of 8% per year, payable quarterly in arrears in cash or shares of common stock. The Company has accrued dividends to Series A totaling $97,500 and $99,000 at June 30, 2011 and December 31, 2010, respectively.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

5.	PROMISSORY NOTE RECEIVABLE

Promissory notes receivable consists of the following:

	June 30, 2011	December 31, 2010

Note receivable from the Grant County wind farm, including interest at 8%; On March 9, 2011, the note balance was converted to a new note (see further discussion below)	$-0-	$5,264,093

Note receivable from the Grant County wind farm, including interest at the six-month LIBO rate plus 3.25%, payable in quarterly principal and interest installments beginning June 2011; matures in 2022; shared first security interest in project assets with two other project participants	1,713,713	-0-

Subordinated convertible promissory note receivable from the Valley View wind farm, including interest at 8%, subordinated to a bank financing agreement; payable from project cash grant proceeds, equity proceeds or operating cash flows subsequent to the project completion date (such date expected to be prior to November 2011); our primary construction subcontractor has a security interest in this note until its promissory note payable on the project is fully paid	4,103,554	-0-
Totals	5,817,267	5,264,093
Less: current maturities	(4,247,056)	(5,264,093)
Total long term receivables	$1,570,211	$0

The maturities of the Promissory Notes Receivable are as follows:

Due within one year	$4,247,056
2012	143,502
2013	143,502
2014	143,502
2015	143,502
Thereafter	996,203
Total	$5,817,267

On March 9, 2011, the Grant County Project sold 99% of new membership interests to a new equity investor. As a part of that transaction closing,  proceeds of $750,000 were used to pay down the promissory note balance of $5,264,093,  of which the  Company received approximately $242,000 directly in cash and in addition, a payment of $508,000 that was paid by agreement of the parties directly to our primary subcontractor holding the promissory note payable.  Also in conjunction with this equity investment, JEDI, along with the project turbine supplier and our primary subcontractor, simultaneously agreed to a new credit facility to act as temporary lenders to the project until a permanent take-out loan is completed.  The new credit facility terminated the previous vendor note financing structures that had been put in place in 2009 by the turbine supplier, JEDI and its primary subcontractor (the ‘Development Partners”).  In its place, new promissory notes were created for each of the Development Partners under the new credit agreement with the project company. The Company’s new note was $1,757,895.   Each development partner shall receive proceeds upon receipt of the permanent take-out loan proceeds pursuant to the terms of an intercreditor arrangement, and in the interim, the Development Partners will receive a quarterly payment of principal and interest on their respective promissory notes.  The Development Partners have received a first security interest in project assets. Also in conjunction new equity financing, the Company has agreed for a limited period of time to indemnify the new equity investor with respect to certain representations and warranties made in conjunction with the equity purchase,  including potential liabilities for Section 1603 Treasury Grant recapture or tax liabilities attributable to the period prior to the closing date.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

6.	CONCENTRATIONS, RISKS AND UNCERTANTIES

The Company derived approximately 87% of its revenue for the six-months ended June 30, 2011 from four customers primarily as a result of the construction activities and wind farm development fees, and 65% of its revenue for the six months ended June 30, 2010 was from sales to three customers. At June 30, 2011 and December 31, 2010, 60% and 97% of the Company's accounts receivable were due from two customers and one customer, respectively.

7.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30, 2011	December 31, 2010 *
Wind farm development/management	$123,385	$23,284
Electricity Sales	79,185	-0-
Construction contracts	46,727	3,165,787
Turbine sales and service	-0-	9,561
Total	$249,297	$3,198,632

*Derived from December 31, 2010 audited financial statements

8.	INVENTORY

Inventory consists of the following:

	June 30, 2011	December 31, 2010*
Materials and supplies	$236,161	$242,901
Wind turbines designated for construction contract	-0-	1,393,333
Work-in-progress	64,208	-0-
Total	$300,368	$1,636,234

*Derived from December 31, 2010 audited financial statements

9.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2011	December 31, 2010*
Land and improvements	$18,700	$18,700
Building and improvements	286,209	288,218
Equipment, including vehicles	351,493	414,940
Turbines and improvements	4,838,683	-0-
Construction in process	-0-	58,903
Subtotal	5,495,085	780,761
Less accumulated depreciation	(346,523)	(291,872)
Total	$5,148,562	$488,889
*Derived from December 31, 2010 audited financial statements

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

10.	CONSTRUCTION CONTRACTS

The status of construction contracts is as follows:

	June 30, 2011	December 31, 2010*
Costs incurred on uncompleted contracts	$3,910,857	$10,914,418
Estimated earnings recognized	391,086	751,164
Less: billings to-date	(4,156,486)	(11,004,164)
Totals	$145,456	$661,418

Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings	$145,456	$661,418
Billings in excess of costs and estimated earnings	$-0-	$-0-

* Derived from December 31, 2010 audited financial statements

11.	INCOME TAXES

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

The income tax benefit for the six month periods ended June 30, 2011 and 2010 consists of the following components:

	2011	2010
Current	$250,000	$-0-
Deferred	1,324,0000	(111,000)
Total income tax provision (benefit)	$1,574,000	$(111,000)

The components of the deferred income tax asset and liability as of June 30, 2011 and December 31, 2010 are as follows:

	2011	2010*
Current deferred income tax asset:
Accrued vacation and compensation	$112,000	$178,000
Reserves for warranty and doubtful accounts	17,000	18,000
Net operating loss carryforward	-0-	1,310,000
Total	$129,000	$1,506,000

Non-current deferred income tax asset:
Stock-based compensation expense	$779,000	$667,000
Deferred revenue/other	420,000	390,000
Net operating loss carryforward	-0-	-0-
Less valuation allowance	(779,000)	(681,000)
Total	$420,000	$376,000

Current deferred income tax liability:
Completed contract accounting	$180,000	$217,000
Prepaid expenses	28,000	-0-
Total	$208,000	$217,000

Non-current deferred income tax liability
Depreciation	$28,000	$28,000

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Deferred income taxes are presented on the consolidated balance sheet under the following captions at June 30, 2011 and December 31, 2010:

	2011	2010*
Net current assets	$-0-	$1,289,000
Net current liabilities	(79,000)	-0-
Net non-current assets	392,000	348,000
Total	$313,000	$1,637,000

*Derived from December 31, 2010 audited financial statements

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2011, a valuation allowance of $779,000 has been recognized for deferred tax assets, primarily for stock-based compensation.

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the six months ended June 30, 2011:

Statutory tax rate	$1,270,000	34.0%
States taxes, net of federal benefit	224,000	6.0
Nondeductible income/expenses	5,000	0.1
Other, net	(23,000)	(.6)
Increase in valuation allowance	98,000	2.6
	$1,574,000	42.1%

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

12.	PROMISSORY NOTES PAYABLE

Promissory notes payable consists of the following:

	June 30, 2011		December 31, 2010

Note payable to a construction subcontractor, including interest at 8%, secured by the Company’s rights in its Development and Construction Services Agreement from underlying project and guaranteed by Juhl Wind parent company. Subsequent to December 31, 2010, the balance was converted to a note directly between the subcontractor and the project (see Note 5).	$-0-	*	$5,264,093

Note payable to a turbine supplier, including interest at 6%, payable within 180 days of the project commissioning date (such date expected to be September 1, 2011); secured by Company’s first secured rights arising out of its Development and Construction Services Agreement with the underlying project	2,693,797		2,628,063

Note payable to a construction subcontractor, including interest at 8%, payable upon 180 days of reaching the mechanical completion date as defined in the underlying balance of plant construction agreement; secured by Company’s rights in its Second Amended Development and Construction Services Agreement from underlying project. Subcontractor has option to convert into project equity.	3,723,924		2,435,852
Totals	$6,417,721		$10,328,008

All amounts are classified as current liabilities on the balance sheet at June 30, 2011 and December 31, 2010.

*   The Company has guaranteed the payment obligation from Grant County to our primary subcontractor until such obligation is satisfied.  The obligation became a direct liability of Grant County in March 2011 as a result of an interim financing arrangement. As of June 30, 2011, the remaining obligation is approximately $4,637,000.

13.          BANK NOTE PAYABLE- LONG TERM

Bank note payable- long term consists of the following:

	June 30, 2011	December 31, 2010
5.5% Note payable to bank, due January 2016, payable in quarterly installments of $82,031, collateralized by Woodstock Hills assets including turbines and improvements, rights to payment under leases and the power purchase contract	$1,360,747	$-0-
Less current portion	(258,558)
Long-Term portion	$1,102,189	$-0-

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

The future minimum principal payments of the Company’s bank note payable-long term are as follows (in    thousands):

For the period ended June 30,
2012	$258,558
2013	273,075
2014	288,406
2015	304,599
2016	236,109
Total	$1,360,747

In conjunction with the bank note, a maintenance and repair reserve of $250,000 is required to be maintained. The bank is permitting this reserve to be funded ratably over eight quarters at $31,250 per quarter.  The balance of the cash reserve is $31,250 at June 30, 2011 and is included in long term assets under the caption Escrowed Cash Reserves for Contractual Commitments.

14.	POWER PURCHASE CONTRACT LIABILITY

The Woodstock Hills wind farm entered into a power purchase agreement (PPA) with Northern States Power (NSP) in 1997.  The agreement, among other things, requires NSP to purchase all of the electricity output from the Woodstock Hills wind energy generation facility over a 30-year period following its commercial operation date at rates provided in the agreement.  The commercial operation date has been deemed to be May 1, 2004.  The power purchase rates were set at a higher level in the early years of the agreement in order to assist Woodstock Hills in obtaining financing.  The PPA power purchase rates will range from $16 to $45 per megawatt hour over the remaining 23 years of the PPA term, with an average of approximately $29 per megawatt hour over the remaining duration of the agreement.

In accordance with our revenue recognition policy in Note 1, revenue levelization is used to recognize revenue from the electricity sales of Woodstock Hills.  Revenue deferred under this levelization calculation at June 30, 2011 was $69,447.

At the time of acquisition of Woodstock Hills in April 2011, the power purchase rates in the PPA between Woodstock Hills and NSP were considered unfavorable when compared with market conditions at the time of the acquisition. As a result, an unfavorable contract liability of approximately $3,418,000 was established on the acquisition date.  The amount of this liability was determined based on what we believe is the current market rate that power purchasers are paying for electrical power, net of the fair value of the renewable energy credits that Woodstock Hills could be expected to realize during the term of the PPA.   The unfavorable contract liability will be expected to increase through 2017 based on the current power purchase rate structure, and the liability amount from 2018 and forward will be amortized as an increase to net revenue based on the de-escalating PPA rates over the remaining contractual term.  The net increase to the unfavorable contract liability from the date of acquisition to June 30, 2011 was approximately $18,000.

The Company has recorded the following long term liability in its financial statements in relation to the PPA:

	June 30, 2011	December 31, 2010
Rate levelization adjustment	$69,447	$-0-
Unfavorable contract liability	3,436,569
Total	$3,506,016	$-0-

The PPA requires Woodstock Hills to provide security to NSP in the form of a letter of credit for the decommissioning, front-loaded rates and overall agreement compliance. At June 30, 2011, Woodstock has obtained letters of credit from a bank in the amounts of $500,000 and $255,000 to provide the required security to NSP for front-loaded rates and decommissioning, respectively.  NSP has not exercised any of its rights to draw upon the security during the term of the PPA. The letters of credit are renewable on an annual basis.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

The $500,000 letter of credit agreement requires a cash escrow to be funded over time with an initial deposit of $50,000 made in December 2010, and minimum payments of $28,125 per quarter beginning April 2012. The $255,000 line of credit agreement requires a cash escrow to be funded over time with minimum payments of $12,750 per quarter beginning April 2011. At June 30, 2011, Woodstock has escrowed approximately $62,900 in cash toward the escrow requirements.  These escrowed deposits are reflected within the noncurrent asset called Escrowed Cash Reserves for Contractual Commitments.

15.	STOCK-BASED COMPENSATION

The Company has a incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. As of June 30, 2011, the Company has 1,627,111 shares available for award under the plan.

Stock Options

The Company has granted to key employees and directors of the Company 1,240,000 options to purchase common shares under the above plan.  In addition, the Company issued an additional 500,000 stock options to a director in June 2009 outside of the plan. The outstanding stock options carry an exercise price ranging from of $1.00-$2.11 per share and expire ten years from the date of grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, underlying price ranging from $1.00 to $3.05, dividend yield of 0%, expected volatility ranging from 96% to 104%, risk-free interest rate of 4%, and average expected life of 6 years. Based on pricing model, the company expensed approximately $279,000 and $308,000 of stock compensation in the six-month period ended June 30, 2011 and 2010, respectively.

A summary of the Company’s stock option plan as of June 30, 2011 and changes during the period then ended is listed below:

Outstanding at January 1, 2011	1,740,000
Granted	30,000
Exercised	-0-
Expired	-0-
Forfeited	-0-
Outstanding at June 30, 2011	1,770,000

Options exercisable at the end of the period	1,409,581

As of June 30, 2011, there was approximately $210,000 total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of 2 years.

Warrants

The Company has issued common stock warrants to individuals or firms for consulting and investor relations services. A summary of the warrants are as follows:

Issue date	Number of warrants	Expiration Date	Exercise Price per share
December 2008	50,000	June 2013	$7.00 - $10.00
December 2009	100,000	December 2014	$1.25

Total	150,000

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

All of the warrants are vested and allow the holder to purchase common stock at the exercise prices shown above.  To determine fair value of the warrants issued for the purposes of measuring stock compensation expense, the Company uses the Black-Scholes pricing model with the following assumptions, dividend yield of 0%, expected volatility of 96-102%, risk-free interest rate of 4%, and expected life of 5 years.  The Company recognized no stock compensation expense for warrants to non-employees during the six and six-month periods ending June 30, 2011 and 2010.

16.	LICENSING ARRANGEMENT

In July 2009, NextGen entered into a non-exclusive Manufacturing License and Reseller agreement with an unrelated company. The agreement provides that NextGen will license its small turbine technology and, among other things, grants a right to manufacture units over a twenty year period. The agreement also provides for exclusive distribution rights in certain areas of the United States.  During 2009 and 2010, NextGen received payments of $1 million for granting these rights under this agreement.  Revenue is being amortized over the twenty year period.   For the six-month periods ended June 30, 2011 and 2010, licensing revenue of approximately $25,000 and $25,000, respectively, is included in revenue in the consolidated financial statements.  Deferred licensing revenue of approximately $904,000 and $929,000 is included on the consolidated balance sheets in deferred revenue as of June 30, 2011 and December 31, 2010, respectively.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

17.	BUSINESS SEGMENTS

The Company groups its operations into three business segments–Wind Farm Development and Management, Wind Farm Ownership and Operation,  and Consumer-owned Renewable Energy products.  The Company's business segments are separate business units that offer different products. The accounting policies for each segment are the same as those described in the summary of significant accounting policies. Corporate assets include: cash and cash equivalents, short-term investments, deferred income taxes, and other assets.

The following is information for each segment for the six month periods ended June 30, 2011 and 2010:

	Wind Farm Development and Management	Wind Farm Ownership and Operation	Consumer- Owned Renewable Energy	Consolidated
For the Six-Month Period Ended June 30, 2011
Wind farm development/mgmt	$5,294,149	$-	$2,464	$5,296,613
Turbine sales and service	207,285	-	156,726	364,011
Related party revenue	116,249	-	-	116,249
Electricity Sales	-	97,975	-	97,975
Construction contract revenue	1,802,102	-	985	1,803,087
Total revenue	$7,419,785	$97,975	$160,175	$7,677,935

Income (loss) from operations	$3,948,154	$(127,059)	$(47,468)	$3,773,627
Other income (expense), net	(17,058)	(12,403)	(10,336)	(39,797)
Income (loss) before income tax benefit	$3,931,096	$(139,462)	$(57,804)	$3,733,830

Identifiable assets at June 30, 2011	$8,319,256	$5,184,885	$657,548	$8,976,804
Corporate assets				13,832,444
Total assets at June 30, 2011				$22,809,248

	Wind Farm Development and Management	Wind Farm Ownership and Operation	Consumer- Owned Renewable Energy	Consolidated
For the Six-Month Period Ended June 30, 2010
Wind farm development/management	$287,971	$-	$2,400	$290,371
Turbine Sales and Service	260,280	-	564,881	825,161
Related party revenue	161,899	-	-	161,899
Construction contract revenue	1,020,254	-	5,165	1,025,419
Total revenue	$1,730,404	$-0-	$572,446	$2,302,850

Loss from operations	$(1,236,197)	$-	$(276,338)	$(1,512,535)
Other income (expense), net	28,036	-	(10,886)	17,150
Loss before income taxes	$(1,208,161)	$-0-	$(287,224)	$(1,495,385)

Identifiable assets at June 30, 2010	$11,493,811	$-0-	$376,083	$11,869,894
Corporate assets				4,336,992
Total assets at June 30, 2010				$16,206,886

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

18.           ADVANCE ON SALE OF PROJECT DEVELOPMENT RIGHTS

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

On July 28, 2011, the Company received the final $1,250,000 in cash proceeds with respect  to  the sale of its development work performed to-date and rights to the development of the Crofton Hills project. The total fees collected from the amended agreement were $2,250,000, of which a $1 million cash advance had been previously collected. The Company is expected to continue in a development role in the project until commercial operation, and the agreement with the owners also includes a provision that the Company will advance $500,000 by December 31, 2011 to the project owner in the event that the project has not yet achieved commercial operation at that time, with such advance repayable upon commercial operation.

19.	TRANSACTIONS WITH RELATED PARTIES

The Company provides wind farm management services to entities that are controlled by the Company’s Chief Executive Officer and family members. This revenue is shown on the face of the consolidated statement of operations.  The fees are billed at rates similar to fee structures charged to unrelated parties.

Pursuant to the limited liability company operating agreement of Woodstock Hills, the Company’s ownership percentage of cash, income, gain, loss, and deductions of 99.9% will be reduced to 20% at the time that it has received a 12% cash-on-cash return on its original investment of $400,000 which is not expected to occur for six years. The Company’s CEO is the sole minority interest member.

20.	COMMITMENTS AND CONTINGENCIES

Construction Services Agreements
The Company enters into construction services agreements with third parties for the construction of wind projects. The construction services agreements provide for a fixed price or cost-plus arrangements, subject to change orders pursuant to changes in work scope or work conditions. The construction fees are generally billable on a monthly basis. At June 30, 2011, the Company was in process of constructing two wind projects in Minnesota with a combined estimated contract value of $5.8 million, and was in the beginning stages of one additional project.

Development Agreements
The Company enters into development agreements with third parties for the development of wind projects. The development agreements call for development fees ranging from 3% to 5% of the total project cost. The development fees are generally paid by the project owners in installments:   upon signing of the development agreement (ranging from 2-10% of the fee), signing of the power purchase agreement (approximately 5% of the fee), upon availability of funding and signing of the PPA (approximately 40% of the fee), and the remaining 50% is due at the commercial operation date of the project. As of June 30, 2011, the Company was involved with various development agreements at different stages within the contracts. The Company was also involved with several new projects for which development agreements have not been signed.

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Asset Retirement Obligation
At the time that the turbines in the Woodstock Hills project are retired or upon the end of the land lease, there is an obligation to restore the underlying real estate to its original condition. This includes removal of all personal property and concrete foundations.  The estimate fair value of this obligation was undeterminable; however, it is reasonable that the salvage value of the wind turbines would cover any expenses for restoration of the real estate.

21.	LAND LEASE

The Woodstock Hills wind farm maintains a lease agreement with landowners for the real estate related to the wind energy generation facility.  The original term of the agreement is 30 years, with the option to extend the agreement for an additional 15 years.  Under terms of the land lease, Woodstock Hills is required to make annual lease payments of $1,000 per turbine or 1% of the gross revenues from the sale of electricity, whichever is greater. At the beginning of the thirteenth and fifteenth year, the rental amount can be renegotiated, but in all cases the minimum rental amount can be no less than $1,000 per turbine and no greater than 3% of the gross revenues from the sale of electricity.

The minimum lease payments for the next five years under the lease agreement are as follows:

2012	$17,000
2013	17,000
2014	17,000
2015	17,000
2016	17,000
Total	$85,000

22.	VARIABLE INTEREST ENTITIES

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Non-Consolidated Variable Interest Entities

Valley View Transmission, LLC
In June 2010 (and as amended in December 2010),   JEDI entered into a Development and Construction Services Agreement with a limited liability company which was formed to own the Valley View wind farm project in Minnesota.  Under this agreement, JEDI contracted with the existing owners of the wind farm project for the development, design, construction, installation, and construction period financing of the project’s balance of plant.  JEDI began construction of the wind farm in fourth quarter 2010 for the expected $4.2 million balance of plant construction cost of the project, of which $3.9 million was stored and completed to-date at June 30, 2011.  JEDI’s primary subcontractor has also agreed to assist JEDI in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing is placed on the project but no more than six months from mechanical completion of the project.  The Company did not maintain any ownership or voting interest in the entity at year-end.  The Company has determined that this limited liability company is a VIE.

In making a determination of whether the Company is the primary beneficiary in this VIE for purposes of the consolidated financial statements as of June 30, 2011, the Company notes that JEDI did not have any power (explicit or implicit) to direct the activities of Valley View that most significantly impact the economic performance of the project entity.  JEDI, or any employee or owner of JEDI is also not acting as management for Valley View.  Valley View had rights and power to terminate the agreement with JEDI at any time. At no time during the design or setup of Valley View was JEDI expected to be, or desired to be, in a position of control.

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

At June 30, 2011, the Company held the following investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments and therefore consolidation in the Company’s consolidated financial statements is not required:

Asset types	Purpose	Book Value	Market Value

Promissory note receivable	Construction contract note with owners	$4,103,554	$4,103,554
Accounts payable	Amounts due on retainage	(177,352)	(177,352)
Promissory note payable	Construction contract note with subcontractor	(3,723,924)	(3,723,924)

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

At June 30, 2011, the following table summarizes the assets and liabilities of WCW in our consolidated financial statements:

Account	Purpose	June 30, 2011	December 31, 2010

Assets:
Project Development Costs	Construction costs in-progress	$4,224,878	$2,269,594

Liabilities:
Accounts Payable	Amounts due to service providers	27,364	25,650

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

Since inception of the program through June 30, 2011, the Company has repurchased 158,421 shares of Juhl common stock in the open market at a cost of $189,506, or an average purchase price of $1.20 per share. The purchases are reflected in Stockholders’ Equity under the caption Treasury Stock.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

25.          ACQUISITION OF WOODSTOCK HILLS WIND FARM

On April 28, 2011, the Company paid $400,000 to acquire a 99.9% ownership interest in a 10.2 megawatt wind farm, Woodstock Hills, located near the Company's headquarters in Woodstock, Minnesota. The Woodstock Hills wind farm has been operating as a wind energy generation facility since 1999 and had been originally developed by the Company’s CEO, who remains the .1% minority interest member. The .1% minority interest is considered immaterial for purposes of accounting for this noncontrolling interest in our financial statements.

The acquisition is being accounted for under the acquisition method and, accordingly, the operating results for Woodstock Hills have been included in the consolidated statements of earnings from the date of acquisition. The assets and liabilities of Woodstock were recorded at their respective estimated fair values as of the date of the acquisition using generally accepted accounting principles for business combinations. The fair value of the total consideration paid at the acquisition date was $400,000.  The Company used a combination of the market and cost approaches to estimate the fair values of the Woodstock Hills assets acquired and liabilities assumed.

The following table summarizes the estimated fair values of Woodstock Hills’s assets acquired and liabilities assumed, effective April 28, 2011, the date the Company obtained control of Woodstock Hills (in thousands).

Cash and cash equivalents	$184,078
Accounts receivable, net	107,484
Other current assets	77,350
Property and equipment	4,788,683
Loan financing costs	15,895
Reserves for loan and contractual commitments	94,049
Total identifiable assets acquired	5,267,539
Accounts payable and other liabilities	(79,480)
Accrued expenses	(8,316)
Power purchase contract liability	(3,418,996)
Long-term debt	(1,360,747)
Total liabilities assumed	(4,867,539)
Net assets acquired	$400,000

26.   SECURITIES OFFERING
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

27.    SUBSEQUENT EVENTS
On July 28, 2011, the Company received the final $1,250,000 in cash proceeds with respect  to  the sale of its development work performed to-date and rights to the development of the Crofton Hills project. The total fees collected from the amended agreement were $2,250,000, of which a $1 million cash advance had been previously collected. The Company is expected to continue in a development role in the project until commercial operation, and the agreement with the owners also includes a provision that the Company will advance $500,000 by December 31, 2011 to the project owner in the event that the project has not yet achieved commercial operation at that time, with such advance repayable upon commercial operation.

On July 18, 2011, Juhl Wind, entered into a non-binding letter of intent with a regional engineering and surveying firm setting forth the basis for a possible acquisition by Juhl Wind of 100% of the outstanding stock of the Target Company.  Execution of a definitive agreement is conditioned upon satisfactory completion of due diligence and the approval of such an agreement by the board of directors of Juhl Wind.

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

Unless the context otherwise requires, “we,” “our,” “us” and similar expressions refer to Juhl Wind, Inc., a Delaware corporation (formerly MH & SC Incorporated); Juhl Energy Development, Inc., a Minnesota corporation (“Juhl Energy”); or Juhl Energy Services, Inc., a Minnesota corporation (formerly known as DanMar and Associates, Inc.) (“Juhl Energy Services”), separately prior to our share exchange transaction on June 24, 2008, in which Juhl Energy and Juhl Energy Services became wholly-owned subsidiaries of Juhl Wind, and Juhl Wind, as successor to the business of Juhl Energy and Juhl Energy Services, after giving effect to the share exchange transaction, as well as Next Generation Power Systems, Inc., a South Dakota corporation (“NextGen”), which we acquired separately on October 31, 2008 and which is now our wholly-owned subsidiary,  Juhl Wind Asset Investment, Inc., a Delaware corporation (formerly known as Juhl Wind Project Lending, Inc.), which we formed as our wholly-owned subsidiary on May 19, 2010 (“Juhl Asset Investment”), as well as  Woodstock Hills LLC, a Minnesota limited liability corporation (“Woodstock Hills”), which we acquired on April 28, 2011.

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

Since 1999, we have developed 20 wind farms (accounting for approximately 150 megawatts of wind power) that are currently operating in the Midwestern United States. We are presently engaged in various aspects of the development of 23 wind farms totaling approximately 360 megawatts of community wind power.

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

Our Company’s involvement in the sale of consumer-owned renewable energy products commenced in November 2008 as a result of the acquisition of Next Generation Power Systems, Inc. (“Next Gen”).  Prior to the acquisition, Dan Juhl had been a significant shareholder in NextGen since it was organized in 2004.   NextGen primarily restores small wind turbines in the 30 KW class for sale to consumers for on-site electricity generation generally in rural business settings.  NextGen is currently completing the research and design of a 35 kw class wind turbine for purposes of sales under its own brand in 2011.   NextGen also provides solar-powered systems that allow small businesses and consumers to generate or store electrical power for on-site use or emergency backup.   In July 2009, NextGen entered into a 20 year, non-exclusive Manufacturing License and Reseller Agreement with an Ohio entity for purposes of expanding production and sale of small wind turbines. The agreement, among other things, specifies a sales territory, sales quota and requirements with regard to establishing a production facility. In conjunction with this agreement, NextGen has collected licensing fees of approximately $1 million.

Our business strategy is also evolving to include the participation in the ownership of community wind farms, given the improvement in our balance sheet strength. We believe that the ownership of community wind farms will provide an ability to expand our services to wind farm operations and to create recurring, repeatable annual revenue streams for our business model.  At the current time, we have made investments into the 10 MW Valley View Wind farm  (February 2011) and 10.2 MW Woodstock Hills wind farm (April 2011).

Growth Opportunities

As a result of the relationships we have established and niche markets we have identified, we have been able to lay the groundwork for the remainder of this year and beyond.  Some of the areas of focus moving forward include the following:

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

•
providing an overall services component that includes construction and development management by developing relationships with contractors, turbine suppliers, and financing partners in the wind farm industry; and

•
additional growth through targeted acquisitions, including other operation and maintenance providers and wind consulting providers; acquisition of ownership of other existing wind farms that complement our projects, and putting together joint ventures or acquisitions with other industry partners on specific projects.

We are growing our service business, through our operations and maintenance subsidiary, Juhl Energy Services.  In the second quarter, Juhl Energy Services entered into a new wind farm maintenance contract for our recently completed Adams and Danielson wind farms located in Meeker county in West Central Minnesota.  After completing the startup of each wind farm, Juhl Wind received a contract to supply full scale turbine maintenance services to each system, for an initial 2 year term, estimated at approximately $900,000.

As described in further detail herein, through the acquisition of the majority interest in the Woodstock Hills wind farm, and subsequent transfer of such interest to our wind farm ownership business subsidiary, Juhl Asset Investment, we are expanding our wind farm ownership.  Such acquisition is an example of our long term business strategy to evaluate, acquire, own and operate such wind farm assets with reliable revenue streams.

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

According to the Department of Energy Database of State Incentives for Renewables & Efficiency (DSIRE), there are twenty-nine states, plus the District of Columbia and Puerto Rico who have legislated renewable energy portfolio standards, and eight more states have adopted renewable portfolio goals.

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

In October 2008, we acquired all of the issued and outstanding shares of common stock of NextGen.  Our acquisition of NextGen was accounted for in a manner similar to pooling of interests due to common control ownership. The assets and liabilities of NextGen were combined at historical cost for the portion (54%) under common control and at fair value for the non-controlling interest.  The revenue and expense activities of NextGen are included in the accompanying consolidated statement of operations for the quarters ended June 30, 2011 and June 30, 2010.

Juhl Energy, Juhl Energy Services and NextGen’s financial statements are our historical financial statements.

On May 19, 2010, we formed Juhl Wind Asset Investment, Inc. ("Juhl Asset Investment" formerly Juhl Wind Project Lending, Inc.), in the state of Delaware, as our wholly-owned subsidiary.   Juhl Asset Investment’s revenue and expense activities will be reported on our financial statements on a consolidated basis in a similar manner as to Juhl Energy Services, Juhl Energy and NextGen.  As described below, Juhl Wind transferred its 99.9% interest in Woodstock Hills wind farm to Juhl Asset Investment.

The financial activities of Woodstock Hills LLC have been consolidated into our financial statements subsequent to the purchase date of April 28, 2011.  Woodstock Hills is a wind energy generating facility and in that regard, we have segregated its activities are considered a new wind farm ownership and operation reporting segment in our financial statement disclosures.

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

Significant Accounting Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements and construction contract agreements; realizability of accounts and promissory notes receivable; valuation of deferred tax assets; stock-based compensation and warrants; asset retirement obligations; determination of the primary beneficiary of a variable interest entity, power purchase contract liabilities, and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date.  Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

As of June 30, 2011, we have $5.82 million in promissory note receivables that are recorded based on our assumption of collectability of funding from two wind farm customers.  We have concluded that such amounts will be collectable primarily based on operating cash flows available to support the existing payment terms, and project financing arrangements that are in process at the time of filing of this report.  We have provided further discussion with respect to the funding and collectability status in the Overview of our Results of Operations and the Liquidity and Capital Resources sections below.

Our management has discussed the development and selection of these significant accounting estimates with our board of directors and our board of directors has reviewed our disclosures relating to them.

Results of Operations

Comparison of Three-Month Periods and Six-Month Periods Ended June 30, 2011 and June 30, 2010

Overview

Our wind farm development projects most commonly involve a development fee contract with the entities specifically formed by local landowners upon whose land the wind turbines are installed. Revenue is also derived from our work in the development of wind farms throughout the development process including four major components: feasibility studies, development fees, operations and management oversight, and construction fees. In addition, we provide turbine maintenance services on a fixed fee  or time and materials basis as requested by project owners or turbine suppliers.

Our general activity during the second quarter of 2011 was primarily focused on completion of construction and financing for the 10 MW Valley View and 1.5 MW Winona wind farm projects.   Further, on April 28, 2011, we completed the strategic acquisition of the majority ownership of the 10.2 MW Woodstock Hills wind farm.

Activities in the second quarter also included executing a purchase and sale agreement between Juhl Energy, the project owners of the Crofton Hills wind farm project, and a large utility developer whereby, among other things, Juhl Energy agreed to sell its development rights and work performed to-date for $2.25 million, which includes the $1 million previously received in the form of an advance. On July 28, 2011, the Company received the final $1,250,000 in cash proceeds with respect  to  the sale of its development work performed to-date and rights to the development of the Crofton Hills project. The Company is expected to continue in a development role in the project until commercial operation, and the agreement with the owners also includes a provision that the Company will advance $500,000 by December 31, 2011 to the project owner in the event that the project has not yet achieved commercial operation at that time, with such advance repayable upon commercial operation.

Revenue

Total revenue increased by approximately $419,000, or 62.6%, from approximately $668,000 for the quarter ended June 30, 2010, to approximately $1,087,000 for the quarter ended June 30, 2011.  Total revenue increased by approximately $5,375,000, or 233.4% from approximately $2,303,000 for the six month period ended June 30, 2010 to approximately $7,678,000 for the six month period ended June 30, 2011.  The increase in revenue over the six months ended June 30, 2011 is primarily attributable to approximately $4,988,000 of wind farm development fee revenue from three wind farm construction projects that were completed financing arrangements during 2011.

Turbine sales and service revenues decreased by approximately $461,000 for the six months ended June 30, 2011, over June 30, 2010.  The $461,000 decrease which was primarily related to the revenue recognition of one large commercial scale wind turbine of approximately a $252,000 for the six months ended June 30, 2010 versus no such large wind turbine sales during the six month period ended June 30, 2011.  In addition, our NextGen subsidiary had a lower sales volume of smaller scale wind turbines (5 units in the six month period ended June 30, 2010 versus one unit in 2011) which resulted in approximately $240,000 of lower revenue.  The NextGen subsidiary is in the process of completing a new turbine design and testing of a new prototype model, and as such, its turbine revenues are expected to be restricted to periodic refurbishment activities until design and test activities are completed within the next twelve months.

Juhl Energy had two projects (21 MW) under construction during the six months ended June 30, 2010 and was involved in four construction projects (51.5 MW) during the six months ended June 20, 2011, of which two of the four projects were limited to construction advisory services arrangements. The increase in construction contract revenue of approximately $778,000 from 2010 to 2011 is primarily related to the construction advisory services activities in the two Meeker County project of approximately $430,000, and the heavy construction stage of the Valley View project which occurred during April and May 2011.

Revenue for electricity sales by the Woodstock Hills wind farm were $97,975 for the period from the date of acquisition April 29, 2011 through June 30, 2011.  The revenue amounts are based on the use of an accounting revenue recognition policy that reduces the current billing amounts to the average rate over the remainder of the power purchase contract.

Cost of Goods Sold

Cost of goods sold increased by approximately $213,000, or 47.8% from approximately $446,000 for the quarter ended June 30, 2010 to approximately $659,000 for the quarter ended June 30, 2011.  Costs of goods sold decreased by approximately $404,000, or 21.8% from approximately $1,854,000 for the six month period ended June 30, 2010 to approximately $1,451,000 for the six month period ended June 30, 2011.  The decrease for the six month period of $404,000 is primarily attributable to the reduction in the amount of NextGen small turbine sales as noted in the revenue section above.    The increase in Costs of goods sold for the quarter is related to the heavy construction stage of Valley View which occurred during April and May 2011.  Cost of goods sold amounts will fluctuate on a comparative basis since a substantial amount of the project costs are incurred in the first three months of the project construction period.

Operating Expenses

General and Administrative Expenses.   General and administrative expenses decreased by approximately $198,000 or 44.7%, from approximately $443,000 for the quarter ended June 30, 2010 to approximately $245,000 for the quarter ended June 30, 2011. General and administrative expenses decreased by approximately $157,000, or 21.9% from approximately $716,000 for the six months ended June 30, 2010, to approximately $559,000 for the six months ended June 30, 2011.  The decrease  of $157,000 for the six month period ended June 30,2011 was primarily attributable to an decrease in professional fees of approximately $80,000  as we incurred higher legal costs in the prior year  for public company reporting including preparation of registration statement,  a decrease of approximately $50,000 due to prior year costs associated with investigation of the NextGen turbine manufacturing and distribution considerations, and  a decrease of approximately $32,000 in relation to a bad debt charge-off in the prior year.

There were no other notable changes with respect to fluctuations in our general and administrative expenses.

Investor Relations Expenses. Investor relations expenses increased by approximately $171,000, or 191.7%, from approximately $89,000 for the quarter ended June 30, 2010 to approximately $260,000 for the quarter ended June 30, 2011.   Investor relations expenses increased by approximately $220,000, or 114.5%, from approximately $192,000 for the six months ended June 30, 2010, to approximately $412,000 for the six months ended June 30, 2011.   The increase for the quarter and six month periods stem from expanded investor relations communications to increase exposure of Juhl Wind as a result of our increased wind farm development and acquisition activities.

Payroll and Employee Benefits.   Payroll and employee benefits expenses increased by approximately $170,000, or 33.0%, from approximately $516,000 for the quarter ended June 30, 2010 to approximately $686,000 for the quarter ended June 30, 2011. Payroll and employee benefits expenses increased by approximately $216,000, or 21.4%, from approximately $1,006,000 for the six months ended June 30, 2010, to approximately $1,222,000 for the six months ended June 30, 2011.  Payroll and employee benefit expenses have increased $46,000 and $170,000, respectively, over the quarters ended March 31, 2011 and June 30, 2011.  The combined increase of $216,000 is primarily attributable to two additional head counts in our development services and wind farm maintenance areas, together with a decision to payout unused vacation payroll to employees and officers for 2009 and 2010 as a part of adopting a revised vacation policy, and a catch-up of  approximately $45,000 to two officers who delayed a pay rate increase to assist the company with cash flow.  Non-cash stock based compensation expense is included in payroll expenses and decreased by approximately $30,000 from the quarter ended June 30, 2010.

Wind Farm Management Expenses.   Wind farm management expenses increased by approximately $219,000, or  930.8%, from approximately $23,000 for the quarter ended June 30, 2010 to approximately $242,000 for the quarter ended June 30, 2011.   Wind farm management expenses increased by approximately $214,000, or 459.2%, from approximately $47,000 for the six months ended June 30, 2010, to approximately $260,000 for the six months ended June 30, 2011.   The increase in expenses resulted primarily attributable to the inclusion of the Woodstock Hills wind farm management and maintenance expenses of $225,000 to operate the wind farm since the April 29, 2011 acquisition date.

Other Income (expenses).  Other income and expenses during the second quarter of 2011 primarily consists of interest income and interest expense of $102,000 and $117,000, respectively, with respect to the promissory notes receivable and payable held in conjunction with the construction of the Grant County, Valley View and Winona wind farms.

Operating Income (Loss)

Our operating loss increased by approximately $156,000, or 18.4%, from an operating loss of approximately $849,000 for the quarter ended June 30, 2010 to operating loss of approximately $1,005,000 for the quarter ended June 30, 2011.  Our operating income increased by approximately $5,286,000, or 349.5%, from an operating loss of approximately $1,513,000 for the six months ended June 30, 2010 to operating income of approximately $3,774,000 for the six months ended June 30, 2011. The increase in operating income for the six month period is primarily attributable to the $4,988,000 of revenue earned from the completion of three wind farm developments and approximately $430,000 revenue earned from two construction advisory services contracts.

Net Income (Loss)

Net loss decreased by approximately $178,000, or 21.7%, from a net loss of approximately $820,000 for the quarter ended June 30, 2010 to net loss of approximately $642,000 for the quarter ended June 30, 2011.  Net income increased by approximately $3,544,000, or 256.0%, from a net loss of approximately $1,384,000 for the six months ended June 30, 2010 to net income of approximately $2,160,000 for the six months ended June 30, 2011. The increase in net income over the six month period is largely attributable to the increase revenue sources noted under revenue and operating income sections above.  The net loss of $642,000 in the three months ended June 30, 2011 as compared to our net income of $2,801,000 for the three months ended March 31, 2011 is indicative of the inconsistent revenue patterns of our wind farm development services business as revenue recognition is significantly impacted by the timing of the completion and financing of wind farm projects.

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Accounts receivable at June 30, 2011 of approximately $249,000 includes approximately $80,000 from the Woodstock Wind farm billings to its power purchaser.  The December 31, 2010 accounts receivable balance included approximately $3.2 million, of which approximately $2.9 million was converted into a promissory note receivable in March 2011 in conjunction with the closing of the project’s construction and bridge loan financing, and approximately $200,000 of this note was converted into an investment in the Valley View wind farm as a part of an understanding reached with the bank and the turbine supplier at closing.  We expect to collect on this receivable in part from the U.S. Treasury cash grant available to the project and also from the project’s plan to obtain proceeds from sale of membership interests to a tax equity investor.

Property and Equipment

As of June 30, 2011 and December 31, 2010, we held approximately $5,149,000 and $489,000 in net book value of property and equipment, respectively. The significant increase is related to the acquisition of the Woodstock Hills wind farm in April 2011 which included approximately $4,839,000 of wind turbine assets.  Other assets included in property and equipment includes land, buildings, office equipment, shop equipment and service vehicles.

Liquidity and Capital Resources

At June 30, 2011, we carried approximately $5.3 million in cash and short term-investments on the balance sheet.  However, approximately $421,000 of the short-term investments has been designated as security for the bank notes payable of approximately $411,000 and therefore has been reflected in current assets as a restricted asset on the consolidated balance sheets.  In order to provide additional protection to our cash reserves, we have obtained a $1.5 million letter of credit facility that provides security for the deposits that may not otherwise be insured through the Federal Deposit Insurance Corporation.

Certain events have transpired during the first half of 2011 that significantly enhanced our liquidity and capital resources, but we did provide for certain guarantees and warranties in conjunction with these events. In particular, our cash position significantly improved during the first half of 2011 as a result of the proceeds from the collection of approximately $4.2 million from wind farm development and construction advisory fees with respect to the Meeker County projects, the receipt of a $1 million cash advance with respect to the Crofton Hills project, and approximately $500,000 in net proceeds from the Grant County wind farm. Additional information about these financing events and arrangements with respect to construction projects in progress are as follows:

Grant County Wind Project (“GCW Project”).   In April 2011, the GCW Project identified and agreed in principal to terms with a permanent lender for take-out financing and due diligence activities are underway for this financing, which is expected to close during August 2011.  Juhl Energy expects to collect its $1.7 million note receivable upon the closing of such take-out financing, which would terminate the temporary credit facility entered into between Juhl Energy, along with the project turbine supplier, and our primary subcontractor, to act as temporary lenders to the GCW Project until a permanent take-out loan is completed.       Such temporary credit facility had been put in place as part of an equity investment in March 2011 whereby the GCW Project sold 99% of new membership interests to a new equity investor.  If the take-out financing is not achieved, the Juhl Energy note of $1.7 million will be paid in quarterly payments of principal and interest. We received the first quarterly payment on June 30, 2011.

Meeker County Projects, Adams and Danielson.
In April 2011, Juhl Energy received its final $1.8 million in wind farm development fees related to the completion of the Adams and Danielson wind farms.  Juhl Wind's total development fee and construction services revenue for the projects was approximately $4.8 million and all amounts have been collected.

Valley View Project. The construction of the Valley View wind farm project is nearly complete and the project was approximately 96% complete as of June 30, 2011.   The Valley View wind farm project has been delayed due to a force majeure weather event that significantly damaged a transformer near the end of the second quarter.  We now expect such project to be fully commissioned by November 2011.  About 85% of the construction costs for the Valley View wind farm project are being financed through a balance of plant subcontractor and therefore, we expect to have approximately $300,000 of cash requirements for balance of plant construction.   In February 2011, Juhl Asset Investment became an equity investor (48% ownership) in a limited liability company that owns 99% of the limited liability company that owns the Valley View project.  This equity investment occurred in conjunction with the project’s turbine supplier who holds the 52% controlling interest.  Our initial equity investment of approximately $478,000 occurred in March, 2011 and was funded by our previous cash advances to the Valley View project along with a conversion of part of our receivables due from the project. Within the membership control agreement, Juhl Asset Investment has an obligation to purchase all, but not less than all, of the 52% controlling interest within two years after the Valley View commercial operation date as a result of a put option available to the controlling shareholder at a price equal to their original equity contribution plus interest and reduced for any cash distributions.

On March 3, 2011, the Valley View project closed on a construction and bridge loan debt financing of $13 million with a bank.  As a part of the closing, Juhl Energy was required to subordinate its rights under its Second Amended and Restated Development and Construction Services Agreement and to pledge its membership interests to the bank as collateral. Also in conjunction with the loan closing, Juhl Energy’s trade receivables of approximately $3.5 million were transferred to a subordinated promissory note.  The lender also required a minimum equity capital contribution which essentially requires Juhl Wind to provide the full equity commitment of approximately $5 million (assuming project receipt of the Section 1603 Treasury cash grant) on the project upon the demand of the lender.  Juhl Wind believes it has raised the outside equity capital during the second quarter, along with the utilization of Section 1603 Treasury Grant program, to satisfy the minimum equity contribution commitment.  However, the Juhl Wind has not yet closed on the outside equity capital contributions, but is expected to do in the third quarter.  The Company in its role is continuing to assist the project entity in completing the project and raising the remaining equity contribution required and we expect to complete all of this work by November 2011.  After completing this work, we anticipate the full payment on our promissory note.

Crofton Hills Project.  On July 28, 2011, the Company received the final $1,250,000 in cash proceeds with respect  to  the sale of its development work performed to-date and rights to the development of the Crofton Hills project. The total fees collected from the amended agreement were $2,250,000, of which a $1 million cash advance had been previously collected in the quarter ended March 31, 2011. The Company is expected to continue in a development role in the project until commercial operation, and the agreement with the owners also includes a provision that the Company will advance $500,000 by December 31, 2011 to the project owner in the event that the project has not yet achieved commercial operation at that time, with such advance repayable upon commercial operation.

Winona Wind Project.   Juhl Energy is responsible for the build-out of the Winona wind farm assets, including the purchase of the two turbines.  The Winona project includes 100% turbine financing under a promissory note arrangement with Juhl Energy by the turbine supplier who is making a market entry turbine introduction here in the U.S. on this project. Juhl Wind expects to incur approximately $1,200,000 of balance of plant construction and interconnection costs and approximately $250,000 on turbine freight costs on the Winona project of which approximately $800,000 has already been paid out in cash at June 30, 2011.  The Winona project has been delayed due to damage during transport to one of the two nacelles for the project and the attendant delays caused as a result of such damage. It is management’s estimate that construction of the project will be substantially completed at September 1, 2011.   We expect that upon completion of the Winona project, the Section 1603 Treasury grants will provide for the complete reimbursement of balance of plant and interconnection costs for Winona.  The cash receipts for Section 1603 Treasury grants can be expected 90 days after commercial operation is declared. In addition, we are assisting the project in its efforts to raise project equity and permanent debt financing, the proceeds from which the remainder of our notes are expected to be paid.

Woodstock Hills acquisition.  On April 28, 2011, we completed the purchase of 99.9% of the existing ownership interests of Woodstock Hills LLC, a Delaware limited liability company (“Woodstock Hills”) for $400,000.  Woodstock Hills operates a 10.2 megawatt wind-powered electric generating facility near Woodstock, MN.  Our chief executive officer and chairman of its board of directors, Mr. Daniel J. Juhl, is the owner of the .1% remaining minority interest in Woodstock Hills, which was approved by the Company’s Board of Directors, with Mr. Juhl abstaining from such vote.  On May 6, 2011, we transferred our entire interest in Woodstock Hills to Juhl Asset Investment, pursuant to a transfer and assignment agreement.  We expect this acquisition to add approximately $1 million per year in annual revenue.

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

Future Growth and Financing

Due to the anticipated increased demand for power from alternative energy sources in 2011 and beyond, we believe the demand for our services, and therefore our revenues, will be stable or increase in the foreseeable future. Based on our anticipated level of revenues, we believe that funds generated from operations, together with existing cash and cash available from construction and consulting services received in the first half of this year, will be sufficient to finance our operations and planned capital expenditures through the next 24 months.

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

On April 29, 2011, we filed a Form S-1 registration statement with the Securities and Exchange Commission for the purpose of seeking a continuous offering of up to 10,000,000 shares of our common stock.   The registration statement targets a per share price of $1.25, and is based on market conditions.  The ultimate price of the shares will be determined by management and the board of directors of the Company based upon the status of the Company’s balance sheet and corporate objectives.   We intend to use the offering proceeds to fund our strategic growth initiatives, including acquisitions complementary to our business, such as wind farm management and turbine maintenance services, and general corporate purposes. The Securities and Exchange Commission declared such prospectus effective on May 13, 2011.

Net Cash – Operating Activities
Net cash provided by operating activities increased by approximately $5,183,000, from the net cash used in operating activities of approximately $889,000 for the six months ended June 30, 2010 to net cash provided by operating activities of approximately $4,294,000 for the six months ended June 30, 2011. The change in net cash provided by operating activities of $5,183,000 is primarily due to the collection of wind farm development and construction advisory fees from the Meeker County projects of approximately $4,200,000,  construction and cost reimbursements from Grant County of approximately $460,000 and receipt of a $1,000,000 cash advance relating to the sale of development rights. In addition, we have worked with our primary construction subcontractors to either defer payments via a promissory note or payments outside a normal 30 day operating cycle.   We will continue to manage payments of accounts payable related to project-related expenses to coincide with the billings on these projects and to obtain temporary financing arrangements, if considered necessary, to provide cash for project construction.

Net Cash – Investing Activities
Net cash  used in investing activities increased by approximately $466,000, from the net cash used in investing activities of approximately $67,000 for the six months ended June 30, 2010 to net cash used in investing activities of approximately $533,000 for the six months ended June 30, 2011.  The increase is primarily attributable to the net cash investment made to acquire the Woodstock Hills wind farm of $216,000 and  investments in the wind farm project developments, principally Winona, of $319,000.

Net Cash – Financing Activities
Net cash flow used in financing activities increased by approximately $256,000, from the net cash flow provided from financing activities of approximately $77,000 for the six months ended June 30, 2010 to approximately to net cash used in financing activities of approximately $179,000 for the six months ended June 30, 2011.  The increase is primarily attributable to $116,000 of stock purchases relating to our October 2010 stock buyback program and a $91,000 cash dividend payment to a Series A Preferred Stock shareholder for their first quarter 2011 dividend.

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

Off-Balance Sheet Arrangements

As mentioned above in the Liquidity and Capital Resources section, we have made certain guarantees of indebtedness or offered indemnifications of warranties and representations in conjunction with the funding activities of the Valley View and Grant County wind farms. In our Valley View project development, the Company has provided to the turbine supplier a Juhl Wind parent guarantee on the approximate payment of $1.8 million for remaining obligations in their turbine supply agreement with this development project.  We feel that the risk of loss is low as we will either raise the planned project equity once the wind farm is operational from sources that we have identified or alternatively, the project will more likely than not have 1603 Treasury grant proceeds sufficient for such payment. In conjunction with the temporary credit facility in the Grant County project, the Company has agreed for a limited period of time to indemnify the new equity investor with respect to certain representations and warranties made in conjunction with the equity purchase, including potential liabilities for Section 1603 Treasury Grant recapture or tax liabilities attributable to the period prior to the closing date.  Also, the Company has guaranteed the payment obligation from Grant County to our primary subcontractor until such obligations are satisfied. The obligation became a direct liability of Grant County in March 2011 as a result of an interim financing arrangement. As of June 2011, the remaining obligation is approximately $4,637,000.

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

Electricity sales

Electricity sales by Woodstock Hills to its utility purchaser are recognized as electrical energy is produced.   In accordance with generally accepted accounting principles, revenue levelization is required whenever there is a variable pricing arrangement such as the PPA with Woodstock Hills.  This requires that the revenue be levelized over the term of the agreement.  The revenue recognized is the lesser of the amount billable under the contract, or the amount determined by the megawatt hours made available during the period multiplied by the average revenue per megawatt hour over the life of the PPA.

The Woodstock Hills wind farm credited with producing Renewable Energy Credits (REC’s). These have a market value,  and we recognize revenue on the sale of such credits as revenue when sold on the open market.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2011. Based upon management’s evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were designed at a reasonable assurance level and were effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three-month period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 2011, a complaint was filed by a freight supplier claiming that the Company had not paid amounts due under contractual arrangements for delivery of wind turbine generator components along with additional unreimbursed costs in that regard, a partial settlement was reached in the case whereby undisputed amounts were paid and the delivery of equipment was made.  There is now an immaterial amount in dispute between the Company and the freight supplier.  The Company believes that it has counterclaims such that any settlement in this matter will not have a material effect on the financial position or operations of the business.  Given the immaterial amount remaining in dispute and the Company’s counterclaims, the Company will no longer report on this matter as material litigation unless new developments arise.

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

Following the end of the fiscal year, on January 13, 2011, the Company’s Board of Directors adopted an Amendment to the Rule 10b5-1 plan (the “Amended Plan”).  The Amended Plan extended the termination date to March 31, 2011.  Further on March 31, 2011, the Company’s Board of Directors approved an amendment to the Rule 10b5-1 plan to extend the termination date to December 31, 2011.  Then, on April 11, 2011, the Company’s Board of Directors increased the amount allocated under the Rule 10b5-1 plan from $200,000 to $250,000.   Such update to the Amended Plan was publicly announced on April 13, 2011.  All other terms of the Rule 10b5-1 plan remain in full force and effect.

Transactions made pursuant to the Amended Plan, for the quarter ended June 30, 2011 are contained in the following table.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2011	39,255	$1.23	39,255	$ 116,780
May 1 Through May 31, 2011	13,100	$1.19	13,100	$ 101,175
June 1 through June 30, 2011	38,486	$1.06	38,486	$ 60,494
Total	90,841		90,841

Issuance of Options to Independent Directors

On June 23, 2011, the Compensation Committee recommended and the Board unanimously approved adjustments to the equity compensation to be provided to non-employee members of the Board (“Independent Directors”) of the Company effective as of June 1, 2011.  Options to purchase 10,000 shares of common stock of the Company will be granted to each Independent Director as of June 1 of each year under the Company’s 2008 Incentive Compensation Plan which options shall be exercisable as of December 31 of the same year. The exercise price of the options shall be the fair market value of the common stock as of the date of grant.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None

Item 4. REMOVED AND RESERVED.

None.

Item 5. OTHER INFORMATION.

a)	None
b)	None

Letter of Intent for Possible Acquisition

On July 18, 2011, Juhl Wind, entered into a non-binding letter of intent with a regional engineering and surveying firm (the “Target Company”) setting forth the basis for a possible acquisition by Juhl Wind of 100% of the outstanding stock of the Target Company.

We disclosed details of this transaction on a Form 8-K filed with the Securities and Exchange Commission on July 22, 2011.

Zinc Air Letter of Intent

Subsequent to the close of the second quarter, Juhl Wind recently signed a letter of intent with Zinc Air, Inc. for the installation of a 1 Megawatt advanced energy storage system developed by Zinc Air.  Juhl Wind plans to install the system at its recently acquired Woodstock Hills wind farm located near the Company's headquarters in Woodstock, Minnesota.  The first phase of the project will provide for the development and installation of the grid storage system based on securing a revenue arrangement from a utility buyer or within the MISO marketplace.

Compensation Adjustments for Independent Directors

On June 23, 2011, the Compensation Committee recommended and the Board unanimously approved adjustments to the cash and equity compensation to be provided to non-employee members of the Board (“Independent Directors”) of the Company effective as of June 1, 2011 as follows:

(a)	Cash compensation to Independent Directors of $4,000 per quarter;

(b)	Cash compensation to the Chair of the Audit Committee of the Board of $1,000 per quarter;

(c)	Cash compensation to the Chair of any Board committee other than the Audit Committee of $700 per quarter;

(d)
Cash compensation to Independent Directors of $500 for in person attendance at any meeting of a committee of the Board; provided, however, that (1) the Company shall pay no more than two of the fees established in paragraphs (b) and (c); and (2) the cash compensation payable to Independent Directors shall be subject to conversion to equity compensation in the event that the Company faces material weakness in its balance sheet; and

(e)
Options to purchase 10,000 shares of common stock of the Company shall be granted to each Independent Director as of June 1 of each year under the Company’s 2008 Incentive Compensation Plan which options shall be exercisable as of December 31 of the same year. The exercise price of the options shall be the fair market value of the common stock as of the date of grant.

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

3.5	Bylaws of the Company 1

10.1	Sales Agreement between Mission Funding Zeta and Juhl Wind, Inc., dated as of April 28, 2011 5

10.2	Sales Agreement between Heller Financial, Inc. and Juhl Wind, Inc., dated as of April 28, 2011 5

10.3	Form of Share Repurchase 10b5-1 Plan, dated as of October 12, 2010, between Juhl Wind, Inc. and Capstone Capital Management and Form of Amendment to Stock Repurchase 10b5-1 Plan 6

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File 7

1 Incorporated herein by reference from the Company’s Registration Statement on Form S-B filed with the Securities and Exchange Commission on March, 31, 2007.

2 Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2008.

3 Incorporated herein by reference to the exhibits included with our Current Report on Form 8-K dated September 28, 2009 and filed with the Securities and Exchange Commission on September 28, 2009

4 Incorporated herein by reference to the exhibits included with Amendment No. 4 to the Company’s Registration Statement on Form S-1 (registration no. 333-154617), filed with the Securities and Exchange Commission on June 12, 2009.

5 Incorporated herein by reference to the exhibits included with the Company’s Current Report on Form 8-K dated May 3, 2011 and filed with the Securities and Exchange Commission on May 4, 2011.

6 Incorporated herein by reference to the exhibits included with the Company’s Quarterly Report on Form 10-Q dated May 15, 2011 and filed with the Securities and Exchange Commission on May 15, 2011.

7 The Interactive Data File will be filed as an amendment to the Form 10Q for the period ended June 30, 2011, within 30 days of the filing date.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUHL WIND, INC.
(Registrant)

Date: August 15, 2011	/s/ John Mitola
John Mitola
President