Form 10-Q/A
period 2011-06-30
Juhl Wind, Inc
filed 2011-09-07
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 333-141010

JUHL WIND, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4947667
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

996 190th Avenue Woodstock, MN	56186
(Address of principal executive offices)	(Zip code)

507.777.4310
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Explanatory Note

The sole purpose of this Amendment No. 1 to Juhl Wind, Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made in this Amendment No. 1 to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

No.	Description

3.1	Articles of Incorporation of the Company*

3.2
Certificate of Amendment to Certificate of Incorporation amending, among other things, the name of MH & SC, Incorporated to Juhl Wind, Inc. filed June 20, 2008, and effective June 24, 2008, with the Delaware Secretary of State*

3.3	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Stock of Juhl Wind, Inc. filed June 11, 2009 with the Delaware Secretary of State*

3.4
Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Juhl Wind, Inc. filed September 28, 2009, with the Delaware Secretary of State*

3.5	Bylaws of the Company*
10.1 10.2 10.3

Sales Agreement between Mission Funding Zeta and Juhl Wind, Inc., dated as of April 28, 2011*

Sales Agreement between Heller Financial, Inc. and Juhl Wind, Inc., dated as of April 28, 2011*

Form of Share Repurchase 10b5-1 Plan, dated as of October 12, 2010, between Juhl Wind, Inc. and Capstone Capital Management and Form of Amendment to Stock Repurchase 10b5-1 Plan*

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
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document**
XBRL Taxonomy Extension Schema Document**
XBRL Taxonomy Extension Calculation Linkbase Document**
XBRL Taxonomy Extension Definition Linkbase Document**
XBRL Taxonomy Extension Label Linkbase Document**
XBRL Taxonomy Extension Presentation Linkbase Document**

*Previously filed

**Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUHL WIND, INC.
(Registrant)

Date: September 7, 2011	/s/ John Mitola
John Mitola
President