Form 10-Q
period 2011-09-30
Juhl Wind, Inc
filed 2011-11-14
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 333-141010

JUHL WIND, INC.
(Name of small business issuer in its charter)

Delaware	20-4947667
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1502 17th Street SE
Pipestone, Minnesota	56164
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (507) 777-4310

996 190th Avenue
Woodstock, MN 56186
(Former address of principal executive offices)

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

Common Stock:  22,059,803 shares outstanding as of November 9, 2011.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements of Juhl Wind, Inc. (“Juhl Wind” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission” or “SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the consolidated financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto, for the fiscal year ended December 31, 2010, previously filed with the Commission, which are included in the Annual Report on Form 10-K filed on March 31, 2011.

JUHL WIND INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$5,043,285	$645,596
Restricted cash	-	110,016
Accounts receivable	1,168,754	3,198,632
Short-term investments and accrued interest receivable	564,058	626,879
Short-term investments - restricted	422,395	418,654
Promissory note receivable, including interest	4,455,137	5,264,093
Inventory	298,206	1,636,234
Reimbursable project costs	292,178	415,029
Costs and estimated profits in excess of billings	25,530	661,418
Other current assets	181,033	138,971
Current deferred income taxes	-	1,289,000
Total current assets	12,450,576	14,404,522

PROPERTY AND EQUIPMENT, Net	4,997,489	488,889

OTHER ASSETS
Deferred income tax asset	393,000	348,000
Equity investment in wind farm	478,570	-
Escrowed cash reserves for contractual commitments	138,175	-
Loan financing costs, net	14,480	-
Project development costs ($4,303,135 and 2,228,332 at September 30, 2011 and December 31, 2010, respectively, related to consolidated variable interest entity and generally not available to the Company)	4,665,878	2,851,450
Total other assets	5,690,103	3,199,450

TOTAL ASSETS	$23,138,168	$18,092,861

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,918,714	$1,105,360
Bank notes payable - current	391,167	411,167
Billings in excess of costs and estimate profits	73,415	-
Accrued expenses	668,488	519,252
Customer deposits	101,079	26,940
Income taxes payable	330,000	-
Deferred revenue	910,583	1,154,571
Promissory notes payable, including interest	6,695,876	10,328,008
Current deferred income taxes	207,000	-
Current portion of long-term liabilities	262,113	-
Total current liabilities	11,558,435	13,545,298

LONG-TERM LIABILITIES
Bank note payable - long-term	1,036,352	-
Deferred power purchase contract revenue	3,580,153	-
Total long-term liabilities	4,616,505	-

STOCKHOLDERS' EQUITY
Controlling interest in equity:
Preferred Stock, 20,000,000 shares authorized
Series A convertible preferred stock - $.0001 par value, 4,820,000 issued and outstanding as of September 30, 2011 and December 31, 2010	2,527,731	2,527,731
Series B convertible preferred stock - $.0001 par value, 5,966,792 and 6,567,006 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	11,392,403	12,819,116
Common Stock - $.0001 par value; 100,000,000 shares authorized, 21,939,944 and 21,235,485 issued and 21,752,840 and 21,177,505 shares outstanding at September 30, 2011 and December 31, 2010, respectively	2,194	2,123
Additional paid-in capital	8,929,055	7,070,159
Treasury stock, 187,104 and 57,980 shares held by the Company at September 30, 2011 and December 31, 2010, respectively	(216,937)	(73,926)
Accumulated deficit	(15,742,912)	(17,866,790)
Noncontrolling interest in equity	71,694	69,150
Total stockholders' equity	6,963,228	4,547,563

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,138,168	$18,092,861

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2011 AND 2010

	2011		2010
	(unaudited)		(unaudited)

REVENUE
Wind farm development and management	$1,852,283	56.8%	$110,008	12.7%
Turbine sales and service	266,073	8.1	74,719	8.6
Related party revenue	31,336	1.0	176,129	20.3
Electrical power sales	70,993	2.2	-	-
Construction contract revenue	1,038,535	31.9	506,356	58.4
Total revenue	3,259,220	100.0	867,212	100.0

COST OF GOODS SOLD	1,712,234	52.5	587,882	67.8

GROSS PROFIT	1,546,986	47.5	279,330	32.2

OPERATING EXPENSES
General and administrative expenses	428,986	13.2	293,338	33.8
Payroll and employee benefits	381,433	11.7	495,270	57.1
Wind farm management expenses	246,156	7.5	19,683	2.3
Total operating expenses	1,056,575	32.4	808,291	93.2

OPERATING INCOME (LOSS)	490,411	15.1	(528,961)	(61.0)

OTHER INCOME (EXPENSE)
Interest income	109,242	3.3	170,677	19.7
Interest expense	(133,647)	(4.1)	(166,582)	(19.2)
Total other income (expense), net	(24,405)	(0.8)	4,095	0.5

INCOME (LOSS) BEFORE INCOME TAXES	466,006	14.3	(524,866)	(60.5)

INCOME TAX BENEFIT (EXPENSE)	(207,000)	(6.4)	-	0.0

NET INCOME (LOSS)	259,006	7.9	(524,866)	(60.5)

LESS NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	4,258	-	-	-

NET INCOME (LOSS) ATTRIBUTED TO JUHL WIND, INC.	$254,748	7.9%	$(524,866)	(60.5	) %

PREFERRED DIVIDENDS	98,542		97,471

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$160,464		$(622,337)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED	21,765,805		21,156,736

NET INCOME (LOSS) PER SHARE - BASIC & DILUTED	$0.01		$(0.03)

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	2011		2010
	(unaudited)		(unaudited)

REVENUE
Wind farm development and management	$7,142,554	65.2%	$412,879	13.0%
Turbine sales and service	661,530	6.1	988,789	31.2
Related party revenue	120,000	1.1	236,618	7.5
Electrical power sales	168,968	1.6	-	-
Construction contract revenue	2,844,104	26.0	1,531,775	48.3
Total revenue	10,937,156	100.0	3,170,061	100.0

COST OF GOODS SOLD	3,162,781	28.9	2,442,183	77.0

GROSS PROFIT	7,774,375	71.1	727,878	23.0

OPERATING EXPENSES
General and administrative expenses	1,410,739	12.9	1,201,936	37.9
Payroll and employee benefits	1,603,088	14.7	1,501,189	47.4
Wind farm management expenses	496,510	4.5	66,250	2.1
Total operating expenses	3,510,337	32.1	2,769,375	87.4

OPERATING INCOME (LOSS)	4,264,038	39.0	(2,041,497)	(64.4)

OTHER INCOME (EXPENSE)
Interest income	349,968	3.2	488,636	15.4
Interest expense	(414,171)	(3.8)	(467,391)	(14.7)
Total other income (expense), net	(64,203)	(0.6)	21,245	0.7

INCOME (LOSS) BEFORE INCOME TAXES	4,199,835	38.4	(2,020,252)	(63.7)

INCOME TAX BENEFIT (EXPENSE)	(1,781,000)	(16.3)	111,000	3.5

NET INCOME (LOSS)	2,418,835	22.1	(1,909,252)	(60.2)

LESS NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	2,544	-	-	-

NET INCOME (LOSS) ATTRIBUTED TO JUHL WIND, INC.	$2,416,291	22.1%	$(1,909,252)	(60.2	) %

PREFERRED DIVIDENDS	292,413		292,413

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,126,422		$(2,201,665)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	21,588,448		21,097,098

NET INCOME (LOSS) PER SHARE - BASIC	$0.10		$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	21,620,585		21,097,098

NET INCOME (LOSS) PER SHARE - DILUTED	$0.10		$(0.10)

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

			Convertible		Convertible					Total
			Preferred Stock		Preferred Stock		Additional			Stockholders'	Non-	Total
	Common Stock		Series A		Series B		Paid-In	Treasury	Accumulated	Equity-	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Juhl Wind	Interest	Equity

BALANCE - December 31, 2010	21,235,485	$2,123	4,820,000	$2,527,731	6,567,006	$12,819,116	$7,070,159	$(73,926)	$(17,866,790)	$4,478,413	$69,150	$4,547,563

Net income	-	-	-	-	-	-	-	-	2,416,291	2,416,291	2,544	2,418,835

Stock-based compensation	-	-	-	-	-	-	323,254	-	-	323,254		323,254

Series A preferred stock dividend paid in common stock	104,245	11	-	(109,000)	-	-	108,989	-	-	-		-

Series A preferred stock dividend paid in cash			-	(183,413)	-	-		-	-	(183,413)		(183,413)

Issuance of common stock upon conversion of Series B preferred stock	600,214	60	-	-	(600,214)	(1,426,713)	1,426,653	-	-	-		-

Series A Preferred dividends	-	-	-	292,413	-	-	-	-	(292,413)	-		-

Common stock purchased pursuant to stock repurchase plan	-	-	-	-	-	-	-	(143,011)	-	(143,011)	-	(143,011)

BALANCE -September 30, 2011 (unaudited)	21,939,944	$2,194	4,820,000	$2,527,731	5,966,792	$11,392,403	$8,929,055	$(216,937)	$(15,742,912)	$6,891,534	$71,694	$6,963,228

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,418,835	$(1,909,252)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	310,380	40,266
Stock-based compensation	323,254	453,368
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	2,137,361	981,655
Notes receivable	(4,640,676)	-
Unbilled receivable	-	49,002
Inventory	2,007	(2,382,545)
Reimbursable project costs	114,892	(77,454)
Other current assets	35,290	(112,383)
Interest receivable on short-term investments	(1,908)	702
Costs and estimated earnings in excess of billings	635,888	(336,696)
Accounts payable	500,283	1,665,792
Promissory notes payable	1,631,961	-
Accrued expenses	140,920	(22,264)
Billings in excess of costs and estimated profits	73,415	-
Income taxes payable	330,000	-
Deferred income taxes	1,451,000	(111,000)
Customer deposits	74,139	(177,843)
Deferred revenue	(82,831)	214,610
Net cash provided by (used in) operating activities	5,454,210	(1,724,042)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from short-term investments	302,685	292,860
Payments for short-term investments	(241,697)	-
Acquisition of Woodstock Hills, net of cash acquired	(215,924)	-
Payments for project development costs	(472,576)	(31,045)
Payments for property and equipment	(86,193)	(49,479)
Net cash provided by (used in) investing activities	(713,705)	212,336

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	110,016	88,057
Escrowed cash reserves for contractual commitments	(44,126)	-
Cash dividends paid	(183,413)	-
Principal payments on bank notes payable	(82,282)	(5,686)
Payments for treasury stock	(143,011)	-
Net cash provided by (used in) financing activities	(342,816)	82,371

NET INCREASE (DECREASE) IN CASH	4,397,689	(1,429,335)

CASH BEGINNING OF THE PERIOD	645,596	2,802,302

CASH END OF THE PERIOD	$5,043,285	$1,372,967

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$31,858	$10,500

NONCASH INVESTING AND FINANCING ACTIVITIES
Series A preferred stock dividend	$292,413	$292,413
Series A dividend payment in common stock	$109,000	$292,413
Promissory note receivable received upon issuance of promissory note payable	$5,264,093	$-
Reimbursable project costs converted to equity investment in wind farm	$(7,959)	$-
Project development costs converted to equity investment in wind farm	$(285,072)	$-
Conversion of note receivable to equity investment in wind farm	$(185,539)	$-
Promissory note receivable and payable on wind farm for construction financing	$-	$1,213,913
Transfer of fixed assets to inventory	$(57,312)	$-
Conversion of Series B Preferred stock to common stock	$1,426,713	$-
Project development costs financed with accounts payable	$724,568	$-
Inventory costs converted to project development costs	$1,393,333	$-

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.  The results reported in these condensed consolidated interim financial statements should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2011.

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

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements and construction contract revenue; realizability of accounts and promissory notes receivable; valuation of deferred tax assets, stock based compensation and warrants, asset retirement obligations, determination of the primary beneficiary of a variable interest entity, valuation of the deferred power purchase contract revenue, and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date.  Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

REVENUE RECOGNITION

Turbine Sales and Service:
Turbine sales occur from small scale wind turbines that are internally re-manufactured and sold by the Company, or through purchase and resale of larger scale wind turbines to wind farm project owners. Revenue from the sale of small scale wind turbines are recognized when persuasive evidence of an arrangement exists, delivery has occurred, title and risk of loss have been transferred to the customer, the fee is fixed or determinable, and collection is reasonably assured.  Deposits received from customers are included as deferred revenue until shipment occurs. Revenues from the sale of larger scale wind turbines are generally recognized in conjunction with the construction services percentage of completion accounting discussed below. Commencement of revenue recognition is only after turbine erection activities have begun.

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Wind Farm Construction Services
The Company recognizes revenue on construction contracts on the percentage of completion method with costs and estimated profits included in contract revenue as work is performed. Construction contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. The Company recognizes revenue on both signed contracts and change orders. A discussion of the treatment of claims and unapproved change orders is described later in this section. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred as part of the balance of plant contract (which excludes the wind turbines) and accrued to date for each contract to the estimated total cost for each contract at completion. The Company generally considers contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material (excluding wind turbines), labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

The asset “Costs and estimated profits in excess of billings” represents revenues recognized in excess of amounts billed which management believes will be billed and collected within the next twelve months and are considered recoverable from customers based on different measures of performance, including achievement of specific milestones, or at the completion of the contract.  The liability “Billings in excess of costs and estimated profits” represents billings in excess of revenues recognized.

Electrical Power Sales
Electrical power sales to a utility purchaser are recognized as electrical energy is produced and transferred to the utility. In accordance with generally accepted accounting principles, revenue levelization is required whenever there is a variable, de-escalating pricing arrangement, such as the power purchase agreement (PPA) with Woodstock Hills.  This requires that the revenue be levelized over the term of the agreement.  The revenue recognized is the lesser of the amount billable under the contract, or the amount determined by the megawatt hours made available during the period multiplied by the average revenue per megawatt hour over the life of the PPA.

The Woodstock Hills wind farm is credited with producing Renewable Energy Credits (REC’s). These have a market value, and the Company recognizes revenue on the sale of such credits as revenue when sold on the open market.

3.	PROMISSORY NOTE RECEIVABLE

Promissory notes receivable consists of the following:
	September 30, 2011	December 31, 2010

Note receivable from the Grant County wind farm, including interest at 8%. On March 9, 2011, the note balance was converted to a new note (see further discussion below)	$-0-	$5,264,093

Note receivable from the Grant County wind farm, including interest at the six-month LIBO rate plus 3.25%, fully collected as of September 30, 2011	-0-	-0-

Subordinated Convertible Promissory Note Receivable from the Valley View wind farm, including interest at 8%, subordinated to a bank financing agreement; payable from project cash grant proceeds, equity proceeds or operating cash flows subsequent to the project completion date (such date expected to occur on or about November 30, 2011); our primary construction subcontractor has a security interest in this note until its promissory note payable on the project is fully paid	4,455,137	-0-
Total promissory notes receivable (including accrued interest)	$4,455,137	$5,264,093

On March 9, 2011, the Grant County Project sold 99% of new membership interests to a new equity investor. As a part of that transaction closing,  proceeds of $750,000 were used to pay down the promissory note balance of $5,264,093,  of which the  Company received approximately $242,000 directly in cash and in addition, a payment of $508,000 that was paid by agreement of the parties directly to our primary subcontractor holding the promissory note payable.  Also in conjunction with this equity investment, JEDI, along with the project turbine supplier and our primary subcontractor, simultaneously agreed to a new credit facility to act as temporary lenders to the project until a permanent take-out loan is completed.  The new credit facility terminated the previous vendor note financing structures that had been put in place in 2009 by the turbine supplier, JEDI and its primary subcontractor (the ‘Development Partners”).  In its place, new promissory notes were created for each of the Development Partners under the new credit agreement with the project company. The Company’s new note was $1,757,895, which has been fully collected by September 30, 2011.  The Company has agreed for a limited period of time to indemnify the new equity investor with respect to certain representations and warranties made in conjunction with the equity purchase,  including potential liabilities for Section 1603 Treasury Grant recapture or tax liabilities attributable to the period prior to the closing date.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

4.	CONCENTRATIONS

The Company derived approximately 89% of its revenue for the nine-months ended September 30, 2011 from six customers primarily as a result of the construction activities and wind farm development fees, and 72% of its revenue for the nine months ended September 30, 2010 was from sales to six customers primarily as a result of construction and turbine sales. At September 30, 2011 and December 31, 2010, 88% and 97% of the Company's accounts receivable were due from one customer, respectively.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
	September 30, 2011	December 31, 2010 *
Wind farm development/management	$32,945	$23,284
Electricity sales	72,170	-0-
Construction contracts	1,018,482	3,165,787
Turbine sales and service	45,157	9,561
Total	$1,168,754	$3,198,632

  *Derived from December 31, 2010 audited financial statements

6.	INVENTORY

Inventory consists of the following:
	September 30, 2011	December 31, 2010*
Materials and supplies	$294,838	$242,901
Wind turbines designated for construction contract	-0-	1,393,333
Work-in-progress	3,368	-0-
Total	$298,206	$1,636,234

*Derived from December 31, 2010 audited financial statements

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

7.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	September 30, 2011	December 31, 2010*
Land and improvements	$18,700	$18,700
Building and improvements	286,209	288,218
Equipment, including vehicles	372,837	414,940
Turbines and improvements	4,838,683	-0-
Construction in process	1,352	58,903
Subtotal	5,517,781	780,761
Less accumulated depreciation	(520,292)	(291,872)
Total	$4,997,489	$488,889
*Derived from December 31, 2010 audited financial statement

8.	CONSTRUCTION CONTRACTS

The status of construction contracts is as follows:

	September 30, 2011	December 31, 2010*
Costs incurred on uncompleted contracts	$4,844,280	$10,914,418
Estimated earnings recognized	466,028	751,164
Less: billings to-date	(5,358,193)	(11,004,164)
Totals	$(47,885)	$661,418

Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated profits in excess of billings	$25,530	$661,418
Billings in excess of costs and estimated profits	(73,415)	-0-
Totals	$(47,885)	$661,418
* Derived from December 31, 2010 audited financial statements

9.	INCOME TAXES

The Company files a consolidated tax return inclusive of each of its wholly-owned subsidiaries: JES (formerly DanMar), JEDI, JWAI, Woodstock and NextGen.

The Company has recorded deferred tax assets and liabilities arising from the anticipated timing differences recorded in the consolidated financial statements and income tax returns for various accrued expenses, accounting methods used in computing depreciation and revenue recognition, and benefits from net operating loss carryforwards.

The income tax benefit for the nine month periods ended September 30, 2011 and 2010 consists of the following components:

	2011	2010
Current	$330,000	$-0-
Deferred	1,451,0000	(111,000)
Total income tax expense (benefit)	$1,781,000	$(111,000)

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The components of the deferred income tax asset and liability as of September 30, 2011 and December 31, 2010 are as follows:

	2011	2010*
Current deferred income tax asset:
Accrued vacation and compensation	$14,000	$178,000
Reserves for warranty and doubtful accounts	17,000	18,000
Net operating loss carryforward	-0-	1,310,000
Total	$31,000	$1,506,000
Non-current deferred income tax asset:
Stock-based compensation expense	$797,000	$667,000
Deferred revenue/other	422,000	390,000
Net operating loss carryforward	-0-	-0-
Less valuation allowance	(797,000)	(681,000)
Total	$422,000	$376,000

Current deferred income tax liability:
Completed contract accounting	$186,000	$217,000
Prepaid expenses	52,000	-0-
Total	$238,000	$217,000

Non-current deferred income tax liability
Depreciation	$29,000	$28,000

Deferred income taxes are presented on the consolidated balance sheet under the following captions at September 30, 2011 and December 31, 2010:

	2011	2010*
Net current assets	$-0-	$1,289,000
Net current liabilities	(207,000)	-0-
Net non-current assets	393,000	348,000
Total	$186,000	$1,637,000

*Derived from December 31, 2010 audited financial statements

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of September 30, 2011, a valuation allowance of $797,000 has been recognized for deferred tax assets, primarily for stock-based compensation.

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the nine months ended September 30, 2011:

Statutory tax rate	$1,428,000	34.0%
States taxes, net of federal benefit	252,000	6.0
Nondeductible income/expenses	6,000	0.1
Other, net	(21,000)	(.5)
Increase in valuation allowance	116,000	2.8
	$1,781,000	42.4%

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

10.	PROMISSORY NOTES PAYABLE

Promissory notes payable consists of the following:

	September 30, 2011	December 31, 2010

Note payable to a construction subcontractor, including interest at 8%, secured by the Company’s rights in its Development and Construction Services Agreement from underlying project and guaranteed by Juhl Wind parent company. On March 9, 2011, the balance was converted to a note directly between the subcontractor and the project.	$-0-	$5,264,093

Note payable to a turbine supplier, including interest at 6%, payable within 180 days of the project commissioning date (which occurred on October 14, 2011); secured by Company’s first secured rights arising out of its Development and Construction Services Agreement with the underlying project	2,720,545	2,628,063

Note payable to a construction subcontractor, including interest at 8%, payable upon 180 days of reaching the mechanical completion date as defined in the underlying balance of plant construction agreement; secured by Company’s rights in its Second Amended Development and Construction Services Agreement from underlying project. Subcontractor has option to convert into project equity.	3,975,331	2,435,852
Total promissory notes payable (including accrued interest)	$6,695,876	$10,328,008

All amounts are classified as current liabilities on the balance sheet at September 30, 2011 and December 31, 2010.

11.	BANK NOTE PAYABLE - LONG TERM

Bank note payable- long term consists of the following:
	September 30, 2011	December 31, 2010
Note payable to bank, including interest at 5.5% due January 2016, payable in quarterly installments of $82,031, collateralized by Woodstock Hills assets including turbines and improvements, rights to payment under leases and the power purchase contract	$1,298,465	$-0-
Less current portion	(262,113)	-
Long-Term portion	$1,036,352	$-0-

The future minimum principal payments of the Company’s bank note payable-long term are as follows (in thousands):

For the period ended September 30,
2012	$262,113
2013	273,075
2014	288,406
2015	304,599
2016	170,272
Total	$1,298,465

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

In conjunction with the bank note, a maintenance and repair reserve of $250,000 is required to be maintained. The bank is permitting this reserve to be funded ratably over eight quarters at $31,250 per quarter.  The balance of the cash reserve is $31,250 at September 30, 2011 and is included in long term assets under the caption “Escrowed cash reserves for contractual commitments.”

12.	DEFERRED POWER PURCHASE CONTRACT REVENUE

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

In accordance with our revenue recognition policy in Note 1, revenue levelization is used to recognize revenue from the electricity sales of Woodstock Hills.  Unrecognized revenue under this levelization calculation at September 30, 2011 was $117,225.

At the time of acquisition of Woodstock Hills in April 2011, the power purchase rates in the PPA between Woodstock Hills and NSP were considered unfavorable when compared with market conditions at the time of the acquisition. As a result, an unfavorable contract liability of approximately $3,419,000 was established on the acquisition date.  The amount of this liability was determined based on what the Company estimates is the current market rate that power purchasers are paying for electrical power, net of the fair value of the renewable energy credits that Woodstock Hills could be expected to realize during the term of the PPA.   The unfavorable contract liability will be expected to increase through 2017 based on the current power purchase rate structure, and the liability amount from 2018 and forward will be amortized as an increase to net revenue based on the de-escalating PPA rates over the remaining contractual term.  The net increase to the unfavorable contract liability from the date of acquisition to September 30, 2011 was approximately $44,000.

The Company has recorded the following deferred revenue in its financial statements in relation to the acquired PPA:

	September 30, 2011	December 31, 2010
Rate levelization adjustment	$117,225	$-0-
Unfavorable contract accrual	3,462,928	-
Total	$3,580,153	$-0-

The PPA requires Woodstock Hills to provide security to NSP in the form of a letter of credit for the decommissioning, front-loaded rates and overall agreement compliance. At September 30, 2011, Woodstock has obtained letters of credit from a bank in the amounts of $500,000 and $255,000 to provide the required security to NSP for front-loaded rates and decommissioning, respectively.  NSP has not exercised any of its rights to draw upon the security during the term of the PPA. The letters of credit are renewable on an annual basis.

The $500,000 letter of credit agreement requires a cash escrow to be funded over time with an initial deposit of $50,000 made in December 2010, and minimum payments of $28,125 per quarter beginning April 2012. The $255,000 line of credit agreement requires a cash escrow to be funded over time with minimum payments of $12,750 per quarter beginning April 2011. At September 30, 2011, Woodstock has escrowed approximately $138,175 in cash toward the escrow requirements.  These escrowed deposits are reflected within long term assets under the caption “Escrowed cash reserves for contractual commitments.”

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

13.	BUSINESS SEGMENTS

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

The following is information for each segment for the nine month periods ended September 30, 2011 and 2010:

	Wind Farm Development and Management	Wind Farm Ownership and Operation	Consumer- Owned Renewable Energy	Consolidated
For the Nine-Month Period Ended September 30, 2011
Wind farm development/mgmt	$7,142,554	$-	$-	$7,142,554
Turbine sales and service	359,035	-	302,495	661,530
Related party revenue	120,000	-	-	120,000
Electrical power sales	-	168,968	-	168,968
Construction contract revenue	2,810,454	-	33,650	2,844,104
Total revenue	$10,432,043	$168,968	$336,145	$10,937,156

Income (loss) from operations	$4,638,461	$(345,795)	$(28,627)	$4,264,038
Other expense, net	(17,787)	(31,048)	(15,368)	(64,203)
Income (loss) before income tax benefit	$4,620,674	(376,843)	$(43,995)	$4,199,835

Identifiable assets at September 30, 2011	$8,870,632	$4,973,844	$620,864	$14,465,340
Corporate assets				8,672,828
Total assets at September 30, 2011				$23,138,168

	Wind Farm Development and Management	Wind Farm Ownership and Operation	Consumer- Owned Renewable Energy	Consolidated
For the Nine-Month Period Ended September 30, 2010
Wind farm development/management	$408,229	$-	$4,650	$412,879
Turbine sales and service	235,303	-	753,486	988,789
Related party revenue	236,618	-	-	236,618
Construction contract revenue	1,526,257	-	5,518	1,531,775
Total revenue	$2,406,407	$-0-	$763,654	$3,170,061

Loss from operations	$(1,726,131)	$-	$(315,366)	$(2,041,497)
Other income (expense), net	37,440	-	(16,195)	21,245
Loss before income taxes	$(1,688,691)	$-0-	$(331,561)	$(2,020,252)

Identifiable assets at September 30, 2010	$11,849,481	$-0-	$377,721	$12,227,202
Corporate assets				6,175,038
Total assets at September 30, 2010				$18,402,240

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

14.	SALE OF PROJECT DEVELOPMENT RIGHTS

On August 1, 2011, the Company received the final $1,250,000 in cash proceeds with respect to the sale of its development work performed to-date and rights to the development of the Crofton Hills wind farm project. The total fees collected from the sale were $2,250,000, of which a $1,000,000 cash advance had been previously collected in March 2011. The development agreement with the local owners also included a provision that the Company pay $500,000 to the owners in the event that the wind farm project does not achieve commercial operation by December 31, 2011, with such payment repayable to the Company upon the ultimate achievement of commercial operation. The Company paid the $500,000 in October 2011 as the date of commercial operation of the wind farm is expected to occur in late 2012. Since the achievement of commercial operation is not within the Company's control and the timing of the $500,000 repayment is uncertain, the Company has delayed recognition of revenue of $500,000 from the sales proceeds until realization is assured. The Company by agreement is expected to continue in a development role in the project through January 2012 as reasonably requested by the purchaser and will be reimbursed for approved costs and expenses related to such services.

15.	TRANSACTIONS WITH RELATED PARTIES

The Company provides wind farm management services to entities that are controlled by the Company’s Chief Executive Officer (CEO) and family members. This revenue is shown on the face of the consolidated statement of operations.  The fees are billed at rates similar to fee structures charged to unrelated parties.

Pursuant to the limited liability company operating agreement of Woodstock Hills, the Company’s ownership percentage of cash, income, gain, loss, and deductions of 99.9% will be reduced to 20% at the time that it has received a 12% annualized cash-on-cash return on its original investment of $400,000 which is not expected to occur for at least six years. The Company’s CEO is the sole minority interest member.

16.	LAND LEASE

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

The minimum lease payments for the next five years under the lease agreement are as follows:

2012	$17,000
2013	17,000
2014	17,000
2015	17,000
2016	17,000
Total	$85,000

17.	VARIABLE INTEREST ENTITIES

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The Company’s evaluation of whether it qualifies as the primary beneficiary of VIEs is highly complex and involves significant judgments, estimates and assumptions. The Company generally utilizes expected cash flow scenarios to determine the Company’s interest in the expected losses or residual returns of VIEs and perform qualitative analysis of the activities that most significantly impact the VIEs’ economic performance and whether the Company has the power to direct those activities.

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

At September 30, 2011, the following table summarizes the assets and liabilities of WCW in our consolidated financial statements:

Account	Purpose	September 30, 2011	December 31, 2010
Assets:
Project Development Costs	Construction costs in-progress	$4,303,135	$2,228,332
Liabilities:
Accounts Payable	Amounts due to service providers	37,353	25,650

18.	LEGAL PROCEEDINGS

In March 2011, a complaint was filed by a freight supplier claiming that the Company has not paid amounts due under contractual arrangements for delivery of wind turbine generator components along with additional unreimbursed costs in that regard. The Company has accrued all costs in the complaint in the accompanying consolidated balance sheet and expects that any settlement in this matter will not have a material effect on the financial position or operations of the business.

19.	STOCK REPURCHASE PROGRAM

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Since inception of the program through September 30, 2011, the Company has repurchased 187,104 shares of Juhl common stock in the open market at a cost of $216,937, or an average purchase price of $1.16 per share. The purchases are reflected in Stockholders’ Equity under the caption Treasury Stock.

20.	ACQUISITION OF WOODSTOCK HILLS WIND FARM

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

Cash and cash equivalents	$184,078
Accounts receivable, net	107,484
Other current assets	77,350
Property and equipment	4,788,683
Loan financing costs	15,895
Reserves for loan and contractual commitments	94,049
Total identifiable assets acquired	5,267,539
Accounts payable and other liabilities	(79,480)
Accrued expenses	(8,316)
Unfavorable power purchase contract	(3,418,996)
Long-term debt	(1,360,747)
Total liabilities assumed	(4,867,539)
Net assets acquired	$400,000

21.	SECURITIES OFFERING

On April 29, 2011, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission for the purpose of seeking a continuous offering of up to 10,000,000 shares of our common stock. The Company intends to use the offering proceeds to fund our strategic growth initiatives, including acquisitions complementary to our business, such as wind farm management and turbine maintenance services, and general corporate purposes.

22.	SUBSEQUENT EVENTS

On July 18, 2011, the Company entered into a non-binding letter of intent with a regional engineering and surveying firm setting forth the basis for a possible acquisition by Juhl Wind of 100% of the outstanding stock of the Target Company.  Execution of a definitive agreement is conditioned upon satisfactory completion of due diligence and the approval of such an agreement by the board of directors of Juhl Wind.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

On October 26, 2011, Juhl Wind Asset Investment agreed to make a $400,000 investment in preferred stock of PVPower, Inc. with such investment to be paid in three tranches by April 2012.  PVPower, Inc. is complimentary to Juhl Wind’s Next Gen subsidiary and is focused on the sale of solar power products, including photovoltaic solar panel and modules from multiple solar panel manufacturers, solar inverters, solar charge controllers, and deep cycle solar batteries through non-traditional sales channels, specifically through a distributor network over the Internet.

On October 13, 2011, JEDI became the sole equity owner in the Winona County wind farm for an investment of approximately $100,000.

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

Since 1999, we have developed 19 wind farms (accounting for approximately 180 megawatts of wind power) that are currently operating in the Midwestern United States. We are presently engaged in various aspects of the development of 23 wind farms totaling approximately 360 megawatts of community wind power.

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

Business Strategy

Our business strategy is to leverage our portfolio of existing community wind power projects and to take on new developments located in the United States and Canada.   We take projects where the following important conditions exist for successful developments: acceptable wind resources, suitable transmission access, and an appropriate regulatory framework providing acceptable power purchase agreements and long-term utility agreements. Based on our pipeline of projects, we believe that we will experience consistent growth in the number of projects completed and the number of projects for which we are providing operational oversight. We expect that the continued growth in our project pipeline will act as a key competitive advantage as the community wind power industry grows throughout the United States and Canada.

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

Juhl Wind develops its community wind projects in a manner similar to how any utility or independent power developer builds and operates traditional power plants.  Juhl Wind is the developer, operator and (usually) maintenance provider for the wind farms.  The wind farm systems are built to meet wind power production goals established by the electric utility buyer as required by the power purchase agreement (the “PPA”).  This PPA typically provides for a 20 year term in the agreement from the electric utility.  Since the primary cost of wind power is the initial capital cost of the system, each wind farm benefits from a steady stream of reliable revenue and cash flow for decades.

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

Our business strategy is also evolving to include the participation in the ownership of community wind farms, given the improvement in our balance sheet strength. We believe that the ownership of community wind farms will provide an ability to expand our services to wind farm operations and to create recurring, repeatable annual revenue streams for our business model.  At the current time, we have made investments into the 10 MW Valley View wind farm (February 2011), 10.2 MW Woodstock Hills wind farm (April 2011), and 1.5 MW Winona wind farm (October 2011).

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

We are growing our service business, through our operations and maintenance subsidiary, Juhl Energy Services. Juhl Energy Services entered into a new wind farm maintenance contract for our recently completed Adams and Danielson wind farms located in Meeker County in West Central Minnesota. After completing the startup of each wind farm, Juhl Wind received a contract to supply full scale turbine maintenance services to each system, for an initial 2 year term, estimated at approximately $900,000. Further, the Company is serving as the developer and construction contractor/manager for Gunderson Lutheran wind project in Minnesota, which is estimated to cost approximately $10 million. The Company is coordinating contractor activities, turbine supply and commissioning during the construction phase.

As described in further detail herein, through the acquisition of the majority interest in the Woodstock Hills wind farm, and subsequent transfer of such interest to our wind farm ownership business subsidiary, Juhl Asset Investment, we are expanding our wind farm ownership. Further, on October 13, 2011, the individual project owners of the Winona wind farm project sold their interest to Juhl Energy. Such acquisitions are an example of our long term business strategy to evaluate, acquire, own and operate such wind farm assets with reliable revenue streams.

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

Debt and Equity Financing Markets

Although demand for wind power is likely to increase, arranging project financing, particularly construction financing, has become increasingly difficult. The timing of the Company’s construction and turbine supply revenues associated with the development of wind farms is heavily impacted by the ability to complete debt and equity financing arrangements

Wind farm development projects are dependent on the ability to raise debt and equity financing to fund the turbine and substation components, construction costs and other development expenses. We assist project owners in identifying sources of debt and equity capital as a part of our development efforts. We have expended significant efforts on behalf of our construction-ready wind farm projects to identify sources of debt and equity financing in order to proceed to the actual construction phase. The debt and equity sources include some financiers who are based in foreign countries and have experience in wind energy projects. It is our belief that many wind farm project owners across the U.S. are facing similar difficulties in arranging project financing as well, particularly construction financing. The difficulties in obtaining financing is  especially  evident within banking institutions who have liquidity issues resulting from the recent recessionary conditions and a banking crisis that has led to U.S. government bailout programs in 2008. The slowdown in new wind farm construction has led to increase in wind turbine inventory around the country, and we are observing that turbine suppliers are also becoming a source of capital in the construction financing of wind farm projects. We expect credit conditions to improve and we will assist project owners in examining federal and loan guarantee programs as an additional means of securing project financing.

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

Further, on December 17, 2010, President Obama, as part of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, signed into law a one-year extension of the popular renewable energy cash grant in lieu of tax credit program established by Section 1603 of the American Recovery and Reinvestment Tax Act of 2009. To qualify for a cash grant under the extended program, a taxpayer must place "specified energy property" in service in 2009, 2010, or 2011, or after 2011 if construction begins in 2009, 2010, or 2011 provided such property is placed in service by the end of 2012 (for wind projects), 2013 (for closed- and open-loop biomass, geothermal, landfill gas, municipal solid waste, qualified hydropower, and marine and hydrokinetic facilities), or 2016 (for solar projects). The legislation also provides for a bonus depreciation percentage of 100% for qualified property that is placed in services after September 8, 2010 and before January 1, 2012.

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

In October 2008, we acquired all of the issued and outstanding shares of common stock of NextGen. Our acquisition of NextGen was accounted for in a manner similar to pooling of interests due to common control ownership. The assets and liabilities of NextGen were combined at historical cost for the portion (54%) under common control and at fair value for the non-controlling interest. The revenue and expense activities of NextGen are included in the accompanying consolidated statement of operations for the three and nine month periods ended September 30, 2011 and September 30, 2010.

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

Generally accepted accounting principles require certain variable interest entities (“VIE”s) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient powers, obligations, or rights or if the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. Juhl Wind has determined that one of its wind farm projects currently under construction, Winona County Wind, LLC (“Winona County”) is a VIE and that Juhl Wind is the primary beneficiary. Accordingly, the Company’s consolidated financial statements include the accounts of Juhl Wind and Winona County. All significant intercompany investments, balances, and transactions have been eliminated. On October 13, 2011, Juhl Asset Investment became a 100% equity owner in Winona County, and therefore this entity will continue to be consolidated into our financial statements in future filings.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this report.

Significant Accounting Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements and construction contract agreements; realizability of accounts and promissory notes receivable; valuation of deferred tax assets; stock-based compensation and warrants; asset retirement obligations; determination of the primary beneficiary of a variable interest entity, the valuation of deferred power purchase contract revenue, and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date.  Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

As of September 30, 2011, we have $4.45 million in a promissory note receivable that is recorded based on our assumption of collectability of funding from one wind farm customer. We have concluded that such amounts will be collectable primarily based on project financing arrangements that are in process at the time of filing of this report. We have provided further discussion with respect to the funding and collectability status in the “Overview of our Results of Operations” and the “Liquidity and Capital Resources” sections below.

Our management has discussed the development and selection of these significant accounting estimates with our board of directors and our board of directors has reviewed our disclosures relating to them.

Results of Operations

Comparison of Three-Month Periods and Nine-Month Periods Ended September 30, 2011 and September 30, 2010

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

Our general activity during the third quarter of 2011 was focused on completion of construction,  and financing for the 10 MW Valley View wind farm project, which was completed other than replacement of a transformer which was damaged by a force majeure event. The Valley View project completion is expected in late November 2011. During this third quarter, we also focused on completion of the construction on the 1.5 MW Winona wind farm project and commercial operation was declared on October 27, 2011. Further, on October 13, 2011, the individual project owners of the Winona wind farm project sold their interest to our subsidiary, Juhl Energy.

In the second quarter of 2011, Juhl Energy, agreed to sell its development rights and work performed to date for $2.25 million in the Crofton Hills, Nebraska project to a large utility company, as part of the purchase and sale agreement. On August 1, 2011, the Company received the final $1,250,000 in cash proceeds with respect to the sale of its development work performed to-date and rights to the development of the Crofton Hills wind farm project, of which $500,000 was subject to being paid to the owners of the Crofton Hills project in the form of an unsecured loan until the project reached its commercial operation status. Subsequent to September 30, 2011, the purchaser of our development rights has informed us that construction will not commence on this project until 2012, thus the Company fulfilled an obligation on October 14, 2011 as a part of its amended development services agreement to make the $500,000 payment to the project owners, with such amount to be repaid upon commercial operation of the project, which is expected by the end of 2012.

Revenue

Total revenue increased by approximately $2,392,000, or 275.8%, from approximately $867,000 for the quarter ended September 30, 2010, to approximately $3,259,000 for the quarter ended September 30, 2011.  Total revenue increased by approximately $7,767,000, or 245.0% from approximately $3,170,000 for the nine month period ended September 30, 2010 to approximately $10,937,000 for the nine month period ended September 30, 2011.  The increase in revenue over the nine months ended September 30, 2011 is primarily attributable to approximately $4,988,000 of wind farm development fee revenue from three wind farm projects that completed financing arrangements during 2011, and $1,679,000 in net proceeds from the sale of our development work-to-date for cash on another wind farm project. In addition, our construction revenues increased by approximately $1.3 million over 2010 primarily due to our role as general contractor on a 10MW project in 2011 as more fully described below.

Turbine sales and service revenues decreased by approximately $327,000 for the nine months ended September 30, 2011, over September 30, 2010.  The $327,000 decrease which was primarily related to three factors:  1) the revenue recognition of one large commercial scale wind turbine of approximately a $251,000 for the nine months ended September 30, 2010 versus no such large wind turbine sales during the nine month period ended September 30, 2011, 2) our NextGen subsidiary had a lower sales volume of smaller scale wind turbines (8 units in the nine month period ended September 30, 2010 versus 3 units over the same period in 2011) which resulted in approximately $427,000 of lower revenue, and 3) offset by $362,000 in increased turbine maintenance services achieved through new maintenance contracts.   The NextGen subsidiary is in the process of completing a new turbine design and testing of a new prototype model, and as such, its turbine revenues are expected to be restricted to periodic refurbishment activities until design and test activities are completed within the next twelve months.

Juhl Energy had two projects (21 MW) under construction during the nine months ended September 30, 2010 and was involved in four construction projects (51.5 MW) during the nine months ended September 30, 2011, of which two of the four  projects were limited to construction advisory services arrangements. The increase in construction contract revenue of approximately $1.3 million from 2010 to 2011 is primarily related to the construction advisory services activities in the two Meeker County project of approximately $430,000, and the heavy construction stage of the Valley View project which occurred during April through June 2011 for which Juhl Energy was the general contractor.

Revenue for electricity sales by the Woodstock Hills and Winona County wind farms were $155,000 for the period from the date of acquisition April 29, 2011 through September 30, 2011. The revenue amounts for Woodstock Hills are based on the use of an accounting revenue recognition policy that reduces the current billing amounts to the average rate over the remainder of the power purchase contract.

Cost of Goods Sold

Cost of goods sold increased by approximately $1,124,000, or 191.3% from approximately $588,000 for the quarter ended September 30, 2010 to approximately $1,712,000 for the quarter ended September 30, 2011.  Costs of goods sold increased by approximately $721,000, or 29.5% from approximately $2,442,000 for the nine month period ended September 30, 2010 to approximately $3,163,000 for the nine month period ended September 30, 2011.  The increase of $721,000 for the nine month period is related to the heavy construction stage of Valley View which occurred during April-June 2011 and a $500,000 project payment made to Grant County local owners for their participation and assistance in the financial closing matters, offset by approximately $500,000 in reduction in cost of sales related to reduction in the amount of NextGen small turbine sales as noted in the revenue section above and warranty-related expenses incurred in 2010. Cost of goods sold amounts will fluctuate on a comparative basis since a substantial amount of the project costs are incurred in the first three months of the project construction period.

Operating Expenses

General and Administrative Expenses.   General and administrative expenses increased by approximately $ 136,000 or 46.2%, from approximately $293,000 for the quarter ended September 30, 2010 to approximately $429,000 for the quarter ended September 30, 2011. General and administrative expenses increased by approximately $209,000, or 17.4% from approximately $1,202,000 for the nine months ended September 30, 2010, to approximately $1,411,000 for the nine months ended September 30, 2011. For purposes of financial statement reporting in September 30, 2011, we have now combined investor relations expenses as a part of general and administrative operating expenses. The increase of $209,000 for the nine month period ended September 30, 2011 was primarily attributable to an increase in investor relations expenses of approximately $391,000.  Such increase was due to our expanded investor relations communications to increase exposure of Juhl Wind as a result of our increased wind farm development and acquisition activities, offset by decrease in professional fees of approximately $119,000  as we had experienced higher legal costs in the prior year for public company reporting including preparation of registration statement. In addition, we note that our general and administrative expenses decreased in the nine month period by approximately $49,000 due to prior year costs associated with investigation of the NextGen turbine manufacturing and distribution considerations, and a decrease of approximately $32,000 in relation to a bad debt charge-off in the prior year.

There were no other notable changes with respect to fluctuations in our general and administrative expenses.

Payroll and Employee Benefits.   Payroll and employee benefits expenses decreased by approximately $114,000, or 23.0%, from approximately $495,000 for the quarter ended September 30, 2010 to approximately $381,000 for the quarter ended September 30, 2011. Payroll and employee benefits expenses increased by approximately $102,000, or 6.8%, from approximately $1,501,000 for the nine months ended September 30, 2010, to approximately $1,603,000 for the nine months ended September 30, 2011. The primary reason for the $114,000 decrease in the quarter ended September 30, 2011 is related to a decrease in the recognition of stock-based compensation expense of approximately $101,000. The $102,000 increase in expenses for the nine month period is primarily attributable to the following factors: (i) two additional head counts in our wind farm maintenance areas, (ii) payout of unused vacation payroll to employees and officers for 2009 and 2010 as a part of adopting a revised vacation policy, (iii) a payment of approximately $45,000 to two officers who delayed a pay rate increase to assist the company with cash flow, and (iv) decrease of  $130,000 in non-cash stock based compensation expense.

Wind Farm Management Expenses.   Wind farm management expenses increased by approximately $226,000, or 1150.6%, from approximately $20,000 for the quarter ended September 30, 2010 to approximately $246,000 for the quarter ended September 30, 2011.   Wind farm management expenses increased by approximately $430,000, or 649.4%, from approximately $66,000 for the nine months ended September 30, 2010, to approximately $496,000 for the nine months ended September 30, 2011.   The increase in expenses resulted primarily attributable to the inclusion of the Woodstock Hills wind farm management and maintenance expenses of $360,000 to operate the wind farm since the April 29, 2011 acquisition date, including depreciation.

Other Income (expenses).  Other income and expenses during the third quarter of 2011 primarily consists of interest income and interest expense of $109,000 and $133,000, respectively, with respect to the promissory notes receivable and payable held in conjunction with the construction of the Grant County, Valley View and Winona wind farms.

Operating Income (Loss)

Our operating income increased by approximately $1,019,000, or 192.7%, from an operating loss of approximately $529,000 for the quarter ended September 30, 2010 to operating income of approximately $490,000 for the quarter ended September 30, 2011.  Our operating income increased by approximately $6,305,000, or 308.9%, from an operating loss of approximately $2,041,000 for the nine months ended September 30, 2010 to operating income of approximately $4,264,000 for the nine months ended September 30, 2011. The increase in operating income for the nine month period is primarily attributable to the $4,988,000 of revenue earned from the completion of three wind farm developments, a sale of development work-to-date on one project in the amount of $1,679,000, and approximately $430,000 revenue earned from two construction advisory services contracts.

Net Income (Loss)

Net income increased by approximately $784,000 or 149.3%, from a net loss of approximately $525,000 for the quarter ended September 30, 2010 to net income of approximately $259,000 for the quarter ended September 30, 2011.  Net income increased by approximately $4,328,000, or 226.7%, from a net loss of approximately $1,909,000 for the nine months ended September 30, 2010 to net income of approximately $2,419,000 for the nine months ended September 30, 2011. The increase in net income over the nine month period is largely attributable to the increase revenue sources noted under revenue and operating income sections above.  The net loss of $525,000 in the three months ended September 30, 2010 as compared to our net income of $259,000 for the three months ended September 30, 2011 is indicative of the inconsistent revenue patterns of our wind farm development services business as revenue recognition is significantly impacted by the timing of development fee revenue.

Changes in Financial Condition for the Nine Months ended September 30, 2011

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Accounts receivable at September 30, 2011 of approximately $1,169,000 includes approximately $1,018,000 from the initial month of construction activities of a 4.95MW wind farm. The December 31, 2010 accounts receivable balance included approximately $3.2 million, of which approximately $2.9 million was converted into a promissory note receivable in March 2011 in conjunction with the closing of the project’s construction and bridge loan financing, and approximately $200,000 of this note was converted into an investment in the Valley View wind farm as a part of an understanding reached with the bank and the turbine supplier at closing. We expect to collect on this receivable in part from the U.S. Treasury cash grant available to the project and also from the project’s plan to obtain proceeds from sale of membership interests to a tax equity investor.

Property and Equipment

As of September 30, 2011 and December 31, 2010, we held approximately $4,997,000 and $489,000 in net book value of property and equipment, respectively. The significant increase is related to the acquisition of the Woodstock Hills wind farm in April 2011 which included approximately $4,839,000 of wind turbine assets.  Other assets included in property and equipment includes land, buildings, office equipment, shop equipment and service vehicles.

Liquidity and Capital Resources

At September 30, 2011, we carried approximately $6.0 million in cash and short term-investments on the balance sheet.  However, approximately $422,000 of the short-term investments has been designated as security for the bank notes payable of approximately $391,000 and therefore has been reflected in current assets as a restricted asset on the consolidated balance sheets.  In order to provide additional protection to our cash reserves, we have obtained a $1.5 million letter of credit facility that provides security for the deposits that may not otherwise be insured through the Federal Deposit Insurance Corporation.

Certain events transpired during the third quarter of 2011 that significantly enhanced our liquidity and capital resources, but we did provide for certain guarantees and warranties in conjunction with these events. In particular, our cash improved during the third quarter of 2011 as a result of the proceeds from the collection of the $1.7 million promissory note from the Grant County wind farm project and the collection of $1.2 million cash in August related to the sale of our development work-to-date on the Crofton Hills wind farm project.  However, based upon our agreement we had in place with the original local owner investors of the Grant County wind farm project, we paid $500,000 to the local owners in August upon receipt of the note proceeds for their participation and assistance in financial closing matters.  Subsequent to September 30, 2011, we paid $500,000 to the local owner investor group of the Crofton Hills wind farm project based upon a provision our development services agreement whereby we expect to receive a return of such funds upon commercial operation of the project.

Additional information about these financing events and arrangements with respect to construction projects in progress are as follows:

Valley View Project. The construction of the Valley View wind farm project is complete, other than replacement of a transformer which was damaged by a force majeure weather event that significantly damaged a transformer near the end of the second quarter.  Replacement of the damaged transformer is ongoing.   We now expect such project to be fully commissioned by the end of November 2011.  About 85% of the construction costs for the Valley View wind farm project are being financed through a balance of plant subcontractor.   In February 2011, Juhl Asset Investment became an equity investor (48% ownership) in a limited liability company that owns 99% of the limited liability company that owns the Valley View wind farm project.  This equity investment occurred in conjunction with the project’s turbine supplier who holds the 52% controlling interest.  Our initial equity investment of approximately $478,000 occurred in March, 2011 and was funded by our previous cash advances to the Valley View wind farm project along with a conversion of part of our receivables due from the project. Within the membership control agreement, Juhl Asset Investment has an obligation to purchase all, but not less than all, of the 52% controlling interest within two years after the Valley View wind farm commercial operation date as a result of a put option available to the controlling shareholder at a price equal to their original equity contribution plus interest and reduced for any cash distributions.

On March 3, 2011, the Valley View project closed on a construction and bridge loan debt financing of $13 million with a bank.  As a part of the closing, Juhl Energy was required to subordinate its rights under its Second Amended and Restated Development and Construction Services Agreement and to pledge its membership interests to the bank as collateral. Also in conjunction with the loan closing, Juhl Energy’s trade receivables of approximately $3.5 million were transferred to a subordinated promissory note.  The lender also required a minimum equity capital contribution which essentially requires the Company to provide the full equity commitment of approximately $5 million (assuming project receipt of the Section 1603 Treasury cash grant) on the project upon the demand of the lender.  The Company believes it has raised the outside equity capital, along with the utilization of Section 1603 Treasury Grant program, to satisfy the minimum equity contribution commitment.   The Company in its role is continuing to assist the project entity in completing the project and raising the remaining equity contribution required and we expect to complete all of this work by November 2011.  Juhl Asset Investment expects to increase its existing $478,000 equity investment  to approximately $1 million as a part of the equity raise. We anticipate the full payment on our promissory note of  $4.4 million and reimburseable project costs of $292,000 being carried on the September 30, 2011 balance sheet using proceeds from the equity raise and Treasury grant, and consideration of the expected $522,000 additional investment to be applied to equity.

Crofton Hills Project.   On August 1, 2011, the Company received the final $1,250,000 in cash proceeds with respect to the sale of its development work performed to-date and rights to the development of the Crofton Hills wind farm project. The total fees collected from the sale were $2,250,000, of which a $1,000,000 cash advance had been previously collected in March 2011. The development agreement with the local owners also included a provision that the Company pay $500,000 to the owners in the event that the wind farm project does not achieve commercial operation by December 31, 2011, with such payment repayable to the Company upon the ultimate achievement of commercial operation. The Company paid the $500,000 in October 2011 as the date of commercial operation of the wind farm is expected to occur in late 2012. Since the achievement of commercial operation is not within the Company's control and the timing of the $500,000 repayment is uncertain, the Company has delayed recognition of revenue of $500,000 from the sales proceeds until realization is assured. The Company by agreement is expected to continue in a development role in the project through January 2012 as reasonably requested by the purchaser and will be reimbursed for approved costs and expenses related to such services.

Winona Wind Project.   Juhl Energy is responsible for the build-out of the Winona wind farm assets, including the purchase of the two turbines.  The Winona project includes 100% turbine financing under a promissory note arrangement with Juhl Energy by the turbine supplier who is making a market entry turbine introduction here in the U.S. on this project.  Juhl Wind incurred approximately $1,200,000 of balance of plant construction and interconnection costs and approximately $250,000 on turbine freight costs on the Winona wind farm project of which approximately $800,000 has already been paid out in cash at September 30, 2011.  The Winona wind farm project has been delayed due to damage during transport to one of the two nacelles for the project and the attendant delays caused as a result of such damage. The commercial operation of the project was achieved on October 27, 2011.   We expect that upon completion of the Winona wind farm project, the Section 1603 Treasury grants will provide for the complete reimbursement of balance of plant and interconnection costs for such project.  The cash receipts for Section 1603 Treasury grants can be expected 90 days after commercial operation is declared. In addition, we are assisting the project in its efforts to raise project equity and permanent debt financing, the proceeds from which the remainder of our promissory notes are expected to be paid.  Further, on October 13, 2011, the individual project owners of the Winona wind farm project sold their interest to Juhl Energy, so that Juhl Energy became a 100% owner of this wind farm.

Woodstock Hills acquisition.  On April 28, 2011, we completed the purchase of 99.9% of the existing ownership interests of Woodstock Hills LLC, a Delaware limited liability company (“Woodstock Hills”) for $400,000.  Woodstock Hills operates a 10.2 megawatt wind-powered electric generating facility near Woodstock, MN.  Our chief executive officer and chairman of its board of directors, Mr. Daniel J. Juhl, is the owner of the .1% remaining minority interest in Woodstock Hills, which was approved by the Company’s Board of Directors, with Mr. Juhl abstaining from such vote.  On May 6, 2011, we transferred our entire interest in Woodstock Hills to Juhl Asset Investment, pursuant to a transfer and assignment agreement.  We expect this acquisition to add approximately $1 million per year in annual revenue.  On September 8, 2011, we filed an amended Form 8-K with the Securities and Exchange Commission to supplement our earlier disclosure on the acquisition of Woodstock Hills in order to provide financial information identified during the second quarter of 2011 in our post-closing review of the transaction.

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

We will continue our internal efforts to assist our project owners in arranging financing terms for each project under development.  The ability to assist project owners with obtaining debt and equity financing is a material factor in producing our future development fee revenue streams and cash flow.

Future Growth and Financing

Due to the anticipated increased demand for power from alternative energy sources in 2011 and beyond, we believe the demand for our services, and therefore our revenues, will be stable or increase in the foreseeable future. Based on our anticipated level of revenues, we believe that funds generated from operations, together with existing cash and cash available from construction and consulting services received in the first three quarters of this year, will be sufficient to finance our operations and planned capital expenditures through the next 24 months.

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

In conjunction with our financing activities as described above, we believe that we would be able to more quickly bring wind farm projects through the early development and construction stages if we were able to access a funding mechanism that we could utilize in sponsoring wind farm developments. Like much of the U.S. economy that relies on extension of credit, the community wind industry in general has experienced difficulties in obtaining sources of funding from the current equity and debt financing marketplace, as cited above under “Factors Affecting Our Operating Results”.

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

Net Cash – Operating Activities
Net cash provided by operating activities increased by approximately $7,178,000, from the net cash used in operating activities of approximately $1,724,000 for the nine months ended September 30, 2010 to net cash provided by operating activities of approximately $5,454,000 for the nine months ended September 30, 2011. The change in net cash provided by operating activities of $7,178,000 is primarily due to the collection of wind farm development and construction advisory fees from the Meeker County projects of approximately $4,200,000, collection of the Grant County Promissory Note receivable of approximately $1.7 million and receipt of a $2.2 million from the sale of development work-to-date on the Crofton Hills project.  In addition, we have worked with our primary construction subcontractors to either defer payments via a promissory note or payments outside a normal 30 day operating cycle.   We will continue to manage payments of accounts payable related to project-related expenses to coincide with the billings on these projects and to obtain temporary financing arrangements, if considered necessary, to provide cash for project construction.

Net Cash – Investing Activities
Net cash  used in investing activities increased by approximately $926,000, from the net cash provided by investing activities of approximately $212,000 for the nine months ended September 30, 2010 to net cash used in investing activities of approximately $713,000 for the nine months ended September 30, 2011.  The increase is primarily attributable to the net cash investment made to acquire the Woodstock Hills wind farm of $216,000 and investments in the wind farm project developments, principally Winona, of $473,000.

Net Cash – Financing Activities
Net cash flow used in financing activities decreased by approximately $425,000, from the net cash flow provided from financing activities of approximately $82,000 for the nine months ended September 30, 2010 to approximately to net cash used in financing activities of approximately $343,000 for the nine months ended September 30, 2011.  The increase is primarily attributable to using cash to make $143,000 of stock purchases relating to our October 2010 stock buyback program and $183,000 cash dividend payments to a Series A Preferred Stock shareholder for two quarterly dividend payments. We do not anticipate paying future quarterly dividends in cash on the Series A Preferred Stock.

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

Off-Balance Sheet Arrangements

As mentioned above in the Liquidity and Capital Resources section, we have made certain guarantees of indebtedness or offered indemnifications of warranties and representations in conjunction with the funding activities of the Valley View and Grant County wind farms. In our Valley View project development, the Company has provided to the turbine supplier a Juhl Wind parent guarantee on the approximate payment of $1.8 million for remaining obligations in their turbine supply agreement with this development project. We feel that the risk of loss is low as we will either raise the planned project equity once the wind farm is operational from sources that we have identified or alternatively, the project will more than likely have 1603 Treasury grant proceeds sufficient for such payment. In conjunction with the credit facility in the Grant County project, the Company has agreed for a limited period of time to indemnify the new equity investor with respect to certain representations and warranties made in conjunction with the equity purchase, including potential liabilities for Section 1603 Treasury Grant recapture or tax liabilities attributable to the period prior to the closing date.

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

Electrical power sales

Electrical power sales to a utility purchaser are recognized as electrical energy is produced.   In accordance with generally accepted accounting principles, revenue levelization is required whenever there is a variable pricing arrangement such as the PPA with Woodstock Hills.  This requires that the revenue be levelized over the term of the agreement.  The revenue recognized is the lesser of the amount billable under the contract, or the amount determined by the megawatt hours made available during the period multiplied by the average revenue per megawatt hour over the life of the PPA.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2011. Based upon management’s evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were designed at a reasonable assurance level and were effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three-month period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

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

Transactions made pursuant to the Amended Plan, for the quarter ended September 30, 2011 are contained in the following table.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2011	10,500	$0.96	10,500	$ 50,415
August 1 Through August 31, 2011	9,880	$0.94	9,880	$ 41,091
September 1 through September 30, 2011	8,303	$0.97	8,303	$ 33,063
Total	28,683		28,683

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

Zinc Air Letter of Intent

In the third quarter of 2011, Juhl Wind signed a letter of intent with Zinc Air, Inc. for the installation of a 1 Megawatt advanced energy storage system developed by Zinc Air.  Juhl Wind plans to install the system at its recently acquired Woodstock Hills wind farm located near the Company's headquarters in Woodstock, Minnesota.  The first phase of the project will provide for the development and installation of the grid storage system based on securing a revenue arrangement from a utility buyer or within the MISO marketplace.

Amended and Restated By-Laws

On August 17, 2011, the stockholders of the Company approved a number of amendments to its by-laws, including the following: (i) to change the quorum requirement, (ii) to clarify that there is no cumulative voting of directors, (iii) to permit an increase in the number of directors, (iv) to authorize the Board to create a classified Board, and (iv) to make administrative changes to the current by-laws.  A copy of the amended and restated by-laws is attached as Exhibit 3.5 to this report.

Gundersen Lutheran Wind Project
Subsequent to the third quarter, construction commenced on the GL Wind LLC wind power system located in Lewiston, Minnesota.  The Company is serving as the developer and construction contractor/manager for this community wind farm estimated to be completed at a total project cost of approximately $10 million, including the wind turbines that are being supplied directly to the project by the turbine supplier.  GL Wind LLC is a community wind partnership made up of Gundersen Lutheran Hospital and a local investment partner.  The GL Wind power system will utilize two Clipper Windpower C96 wind turbines with a nameplate capacity of 2.5 MWs each.  The turbines will be operated at a combined capacity of 4.95 MW in order to meet distributed generation requirements established by MISO.  Juhl is coordinating contractor activities, turbine supply and commissioning during the construction phase.  Once completed, the GL Wind system is expected to generate approximately 14 million clean energy kWhs per year.

Investment in PV Power
On October 26, 2011, Juhl Wind Asset Investment agreed to make a $400,000 investment in preferred stock of PVPower, Inc. (“PVPower”).   PVPower is complimentary to Juhl Wind’s Next Gen subsidiary and is focused on the sale of solar power products, including photovoltaic solar panel and modules from multiple solar panel manufacturers, solar inverters, solar charge controllers, and deep cycle solar batteries through non-traditional sales channels, specifically through a distributor network over the Internet. Management has concluded that such investment does not meet the significant acquisition rules under Rule 3-05 of Regulation S-X.

Winona County Wind Project
On October 13, 2011, JEDI became the sole equity owner in the Winona County wind farm for an investment of approximately $100,000.

Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

No.	Description

3.1	Articles of Incorporation of the Company 1

3.2
Certificate of Amendment to Certificate of Incorporation amending, among other things, the name of MH & SC, Incorporated to Juhl Wind, Inc. filed June 20, 2008, and effective June 24, 2008, with the Delaware Secretary of State 2

3.3	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Stock of Juhl Wind, Inc. filed June 11, 2009 with the Delaware Secretary of State 4

3.4
Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Juhl Wind, Inc. filed September 28, 2009, with the Delaware Secretary of State 3

3.5	Amended and Restated Bylaws of the Company 6

10.1	Option Agreement between the Company and General Wesley Clark, dated as of June 29, 2009

10.2	Form of Share Repurchase 10b5-1 Plan, dated as of October 12, 2010, between Juhl Wind, Inc. and Capstone Capital Management and Form of Amendment to Stock Repurchase 10b5-1 Plan 5

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document*
XBRL Taxonomy Extension Schema Document*
XBRL Taxonomy Extension Calculation Linkbase Document*
XBRL Taxonomy Extension Definition Linkbase Document*
XBRL Taxonomy Extension Label Linkbase Document*
XBRL Taxonomy Extension Presentation Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

5 Incorporated herein by reference to the exhibits included with the Company’s Quarterly Report on Form 10-Q dated May 15, 2011 and filed with the Securities and Exchange Commission on May 15, 2011.

6 Incorporated herein by reference to the exhibits included with the Company’s Current Report dated August 17, 2011 and filed with the Securities and Exchange Commission on August 22, 2011.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUHL WIND, INC.
(Registrant)

Date: November 14, 2011	/s/ John Mitola
John Mitola
President