Form 10-K
period 2011-12-31
Juhl Wind, Inc
filed 2012-03-30
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number: 333-141010

JUHL WIND, INC.
 (Exact name of registrant as specified in its charter)

Delaware	20-4947667
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1502 17th Street SE
Pipestone, Minnesota 56164	(507) 777-4310
(Address of principal executive offices)	(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

Common Stock, Par Value $0.0001 Per Share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

The aggregate market value of the 6,684,255 shares of common equity stock held by non-affiliates of the registrant was $6,817,940.10 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sales price of the registrant’s common stock on the most recent date on which a trade in such stock took place prior thereto.  (Non-affiliate holdings of 6,684,255 common shares, closing price of $1.02).

As of March 20, 2012 the registrant’s outstanding common stock consisted of 22,194,978 shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report.  Important factors that may cause actual results to differ from projections include, but are not limited to, for example:  adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of our wind farms, the vulnerability of our wind farms to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this report.  It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.  All statements, other than statements of historical facts, included in this current report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements.  When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this report.  We undertake no obligation to update any forward-looking statements or other information contained herein.  Stockholders and potential investors should not place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.  Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate.  It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis.  Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

DEFINITIONS

“We,” “Our,” “us” and similar expressions refer to the Company and its subsidiaries as the context requires as follows:
Juhl Wind or the Company	Juhl Wind, Inc., a Delaware corporation (formerly MH & SC Incorporated)
Juhl Energy Development	Juhl Energy Development, Inc., a Minnesota corporation
Juhl Energy Services
Juhl Energy Services, Inc.,
a Minnesota corporation (formerly known as DanMar and Associates, Inc.)

Juhl Energy Development and July Energy Services are referred to separately prior to our share exchange transaction on June 24, 2008, in which Juhl Energy Development and Juhl Energy Services became wholly-owned subsidiaries and  Juhl Wind became successor to the business of Juhl Energy Development and Juhl Energy Services, after giving effect to the share exchange transaction (as more fully-described in the Corporate Information and History section herein)

NextGen	Next Generation Power Systems, Inc., a South Dakota corporation , which we acquired on October 31, 2008 and which is now our wholly-owned subsidiary
Juhl Renewable Assets	Juhl Renewable Assets, Inc., a Delaware corporation (formerly known as Juhl Wind Asset Investment, Inc. and Juhl Wind Project Lending, Inc.), our wholly-owned subsidiary formed on May 19, 2010
Juhl Renewable Energy Systems	Juhl Renewable Energy Systems, Inc., a Delaware corporation, our wholly-owned subsidiary formed on February 2, 2012
Valley View
Valley View Transmission, LLC,
a Minnesota limited liability company, of which Juhl Renewable Assets, Inc.  indirectly holds a 32.6% interest (as more fully-described in the Corporate Information and History section herein)

Woodstock Hills	Woodstock Hills, LLC, a Delaware limited liability company, of which we acquired a 99.9% interest on April 28, 2011, and which is now a subsidiary of Juhl Renewable Assets, Inc.
Winona Wind
Winona Wind Holdings, LLC,
a Minnesota limited liability company which we acquired on October 13, 2011, and which is now a wholly-owned subsidiary of Juhl Renewable Assets, Inc. and which owns 100%
of Winona County Wind, LLC, the operator of the wind farm

ELECTRICAL POWER ABBREVIATIONS

kW	kilowatt or 1,000 watts of electrical power
MW	megawatt or 1,000 kW of electrical power
GW	gigawatt or 1,000 MW of electrical power
TW	terawatt or 1,000 GW of electrical power;
kWh MWh GWh TWh	An hour during which 1kW, MW, GW or TW, as applicable, of electrical power has been continuously produced.
Capacity	Rated capacity
NCF
Net capacity factor, or the measure of a wind energy project’s actual production expressed as a percentage of the amount of power the wind energy project could have produced running at full capacity for a particular period of time

PTC	Production tax credit under the the American Recovery and Reinvestment Act
REC	renewable energy certificate or other renewable energy attribute, as the context requires

PART I

ITEM 1                                BUSINESS

BUSINESS OVERVIEW

Juhl Wind is an established leader in community wind power development and management, focused historically on wind farm projects throughout the United States.  We handle all aspects of wind project development, through our operating subsidiaries, including full development and ownership of wind farms, general consultation on wind projects, construction management of wind farm projects and system operations and maintenance for completed wind farms, which results in multiple revenue streams.  Our primary focus has been to build 5 MW to 80 MW wind farms that are jointly owned by local communities, farm owners, environmentally-concerned investors, and our Company.  The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power. Our development of community wind power systems generally results in landowners owning a portion of the long term equity in the wind farm that resides on their land.  We pioneered community wind power systems in developing the currently accepted financial, operational and legal structure providing local ownership of medium to large scale wind farms.  Since 1999, we have completed 21 wind farm projects, accounting for approximately 195 megawatts of wind power that currently operate in the Midwest region of the United States, and we provide operation management and oversight to wind generation facilities generating approximately 107 megawatts, through our subsidiary, Juhl Energy Services.  We are presently engaged in various aspects of the development of approximately 25 new wind farm projects in the United States totaling approximately 405 megawatts of wind power.

Historically, our wind power projects are based on the formation of partnerships with the local owners upon whose land the wind turbines are installed.  Over the years, this type of wind power has been labeled “community wind power” because the systems are locally owned by the landowners (often farmers).   Community wind power is a specialized sector in the wind energy industry that differs from the large, utility-owned wind power systems that are also being built in the United States.  Community wind power is a form of community-based energy development (C-BED). Various states, including Minnesota and Nebraska (where we have projects in development), have enacted C-BED initiatives, which include mechanisms to support community wind power and are intended to make it easier for community wind power projects to be successful without putting an excessive burden on utilities.  Therefore, community wind power is both environmentally sustainable and provides an economic stimulus for the rural areas that it encompasses.

Our business and operating strategy, among other things, is to continue to leverage our portfolio of existing community wind power projects, develop new wind farm projects located in the United States, and take equity ownership positions in existing community-based wind farms.  We take projects where the following important conditions exist for successful developments: acceptable wind resources, suitable transmission access, and an appropriate regulatory framework providing acceptable power purchase agreements and long-term utility agreements. Based on our pipeline of projects, we believe that we will continue to develop projects and will grow the number of wind farms for which we are providing operational oversight. We expect that the continued growth in our project pipeline will act as a key competitive advantage as the community wind power industry grows throughout the United States.  Further, we believe that there are existing wind farms that are or will become available for sale by equity owners who have fully utilized the tax attributes or no longer have the desire to continue ownership.

We continue to evolve our strategy and increase our portfolio capacity through acquisitions that complement and support our core business and take advantage of the growth occurring in the wind industry, including wind farm management and turbine maintenance services, as well as related business services, such as engineering and consulting services.  In 2011, as part of our acquisition strategy, we acquired ownership of existing wind farms, through our wind farm ownership and operation subsidiary, Juhl Renewable Assets, that fit our distributed generation model and the size of projects that we typically develop.  We believe that the ownership of community wind farms (in part or in whole) will provide an ability to expand our services to wind farm operations and to create recurring annual revenue streams for our business.

As part of our strategy, we will use our position in the renewable energy space to advance conservation technologies focused on smaller scale and solar systems, through our subsidiary, Juhl Renewable Energy Systems, to consumers, directly and through our dealer network.

Our evolving business and operating strategy will rely heavily on the expertise of our management team. Our Chairman and Principal Executive Officer, Daniel J. Juhl, was one of the creators of community wind power in the United States.  In addition to Mr. Juhl’s expertise in the wind power field developed during the course of his activity in the industry since 1978, John Mitola, our President, is also considered an expert in the energy field having focused his career on energy efficiency, demand side management and independent power development.   Mr. Mitola has significant experience in the energy industry and electric industry regulation, oversight and governmental policy. The visibility of Mr. Juhl and Mr. Mitola in the wind industry will maximize the quantity and quality of projects available for consideration.

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

On June 24, 2008, we entered into a Securities Exchange Agreement with Juhl Energy Development and Juhl Energy Services and, for certain limited purposes, their respective stockholders. On June 24, 2008, the exchange transaction provided for in the Securities Exchange Agreement was completed and Juhl Energy Development and Juhl Energy Services became our wholly-owned subsidiaries. Juhl Energy Services and Juhl Energy Development were formed as Minnesota corporations in October 2001 and September 2007, respectively, and have been in the wind energy business since formation.

Pursuant to the Securities Exchange Agreement, at closing, the two former beneficial stockholders of Juhl Energy Development and Juhl Energy Services received a majority of 15,250,000 shares of our common stock, representing approximately 60.6% of our outstanding shares of common stock, inclusive of shares of common stock issuable upon the conversion of our Series A convertible preferred stock sold in our concurrent private placement. In exchange for the shares we issued to the former Juhl Energy Development and Juhl Energy Services stockholders, we acquired 100% of the outstanding common stock of Juhl Energy Development and Juhl Energy Services. The consideration issued in the exchange transaction was determined as a result of arm’s-length negotiations between the parties.  Concurrently with the closing of the exchange transaction, we also completed a private placement to institutional investors and other accredited investors, in which we received aggregate gross proceeds of $5,160,000.

Leading up to the exchange transaction, Juhl Energy Development engaged Greenview Capital, LLC to assist and advise it in an effort to secure financing. Juhl Energy Development agreed to pay Greenview Capital, and its designees, a fee for such advice in the amount of $300,000 in cash and 2,250,000 shares of our common stock. Aside from the Greenview Capital arrangements, no finder’s fees were paid or consulting agreements entered into in connection with the exchange transaction.

Following the exchange transaction, we succeeded to the wind farm development and management business of Juhl Energy Development and Juhl Energy Services.  Prior to the exchange transaction, there were no material relationships between us and Juhl Energy Development or Juhl Energy Services, between Juhl Energy Development or Juhl Energy Services and our affiliates, directors or officers, or between any associates of Juhl Energy Development or Juhl Energy Services and our officers or directors. All of our pre-exchange transaction liabilities were settled on or immediately following the closing.

Through the exchange transaction, the stockholders of our privately-held predecessors, Juhl Energy Development and Juhl Energy Services, received a majority of the outstanding shares of MH & SC and their officers and directors assumed similar positions with MH & SC.  Following the exchange transaction, we changed our corporate name to Juhl Wind, Inc.

On October 31, 2008, we acquired all of the outstanding shares of common stock of NextGen in exchange for an aggregate purchase price of $322,500 payable by delivery of an aggregate of 92,143 shares of our common stock allocated among the NextGen non-controlling interests. The purchase transaction included assumption of certain liabilities of NextGen including a note payable to First Farmer’s & Merchant’s National Bank, but excluded the stockholder notes, which the stockholders of NextGen agreed to contribute to equity.  Simultaneously with the acquisition of NextGen, the Company also purchased a commercial building and associated land located in Pipestone, Minnesota from the individual owners of NextGen. The Company issued 41,070 unregistered shares of common stock to the minority stockholders of NextGen for the purchase of the land and building. The 41,070 shares issued to the NextGen minority interest were valued at $3.50 per share at the date of acquisition, or $144,000.  The acquisition was accounted for at the fair value of the land and building on the date of purchase which totaled $173,055. NextGen is now our wholly-owned subsidiary.

On April 28, 2011, Juhl Wind paid $400,000 to acquire a 99.9% ownership interest in a 10.2 megawatt wind farm, Woodstock Hills, located in Woodstock, Minnesota. The Woodstock Hills wind farm has been operating as a wind energy generation facility since 1999 and had been originally developed by the Company’s CEO, who remains the .1% minority interest member.  On May 6, 2011, Juhl Wind transferred its entire interest in Woodstock Hills to Juhl Renewable Assets, pursuant to a transfer and assignment agreement.

On October 13, 2011, the individual project owners of the Winona Wind Holdings, LLC, which owns 100% of Winona County Wind, LLC, the operator of a 1.5 megawatt wind-powered electric generating facility in Winona County, Minnesota, sold their 100% ownership interest to our subsidiary, Juhl Energy Development, for $5,000.  Subsequently on December 31, 2011, Juhl Energy Development transferred its interest in the Winona wind farm to Juhl Renewable Assets and increased its equity investment to approximately $100,000.

On November 29, 2011, Juhl Renewable Assets purchased interests in Juhl Valley View, LLC (“Juhl Valley View”).  As a result of the investment, Juhl Renewable Assets has a 36.6% voting interest in Juhl Valley View, and has an additional 13.9% voting power through a voting trust arrangement with three other investors.  Pursuant to a subscription agreement, Juhl Valley View agreed to invest all subscription amounts received as part of the offering into Valley View Wind Investors, LLC which owns 99% financial rights and 49% governing rights of Valley View Transmission, LLC, which operates the 10 MW Valley View wind farm.

We have not been a party to any bankruptcy, receivership or similar proceeding at any time since inception of the Company.

Corporate Organizational Chart:

Juhl Wind, Inc. is a holding company whose subsidiaries and affiliates are organized as set forth in the corporate organizational chart below:

Juhl Wind, Inc.
(holding company)
100%
100%
100%
100%
100%
Juhl Energy Development, Inc.
(wind farm development)
Juhl Energy Services, Inc.
(wind farm operations and maintenance)
Next Generation Power Systems, Inc.
(refurbished turbines and maintenance support)
Juhl Renewable Assets, Inc.
(renewable assets ownership)
Juhl Renewable Energy Systems, Inc.
(small scale renewables)
100%
99.9%
12.9%
36.6%
Winona Wind Holdings, LLC
(wind farm ownership vehicle)
Woodstock Hills, LLC
(wind farm)
PVPower, Inc.
(solar company)
Juhl Valley View, LLC
(wind farm ownership vehicle)
100%
90%
Winona County Wind, LLC
(wind farm)
Valley View Wind Investors, LLC
(wind farm ownership vehicle)
99%
Valley View Transmission, LLC
(wind farm)

OVERVIEW OFOPERATING SUBSIDIARIES

As discussed in detail throughout this report, we provide the following portfolio of services and products, as part of the following operating subsidiaries, which allows us to diversify our offerings and benefit from tiered revenue streams:

Juhl Renewable Assets – Renewable Assets Ownership

Through Juhl Renewable Assets, we acquire ownership positions in wind farms, and invest in other industries that meet our renewable energy criteria.  We utilize our unique knowledge base to acquire new and existing wind farms, while building an asset base with a predictable revenue stream.  As discussed herein, Juhl Renewable Assets has taken an ownership position in the following wind farms: the 10 MW Valley View wind farm (February 2011), the 10.2 MW Woodstock Hills wind farm (April 2011), and the 1.5 MW Winona wind farm (October 2011).

In this operating subsidiary, we also look to revenue contribution through acquisition of related business services that provide strong operating margins, such as engineering, consulting and related facilities.

We expect to raise funds to purchase such wind and related assets through the selling of preferred stock of Juhl Renewable Assets.

Juhl Energy Development - Wind Farm Development

Through Juhl Energy Development, we provide full development services for community wind farms, including the following: initial feasibility studies and project design; formation of required land rights agreements to accommodate turbine placement on each project’s specific farm land, assisting in applying for applicable environmental, zoning and building permits for the project; studies, design and agreements with utilities; turbine selection and delivery coordination; negotiation and execution of power purchase agreements; access and consultation regarding construction financing; coordination of vendor terms, including vendor financing; introduction to equity and debt project financing services; construction oversight and complete balance of plant construction services; and project commissioning.  Revenue is recognized on a completed contract basis.

Since 1999, we have completed 21 wind farm projects, accounting for approximately 195 megawatts of wind power that currently operate in the Midwest region of the United States.  We are presently engaged in various aspects of the development of approximately 25 new wind farm projects in the United States totaling approximately 405 megawatts of wind power.

 Juhl Energy Services - Wind Farm Operations and Maintenance Services

Through Juhl Energy Services, we earn revenue through administrative, management and maintenance services agreements with wind generation facilities, and such revenues are recognized as the in-field services are provided.   We can either provide services to wind farms that we have developed, or contract with existing wind farms that we have not developed.  Currently, Juhl Energy Services provides operation management and oversight to wind generation facilities generating approximately 107 megawatts.

Juhl Renewable Energy Systems - Small Scale Renewables

Through Juhl Renewable Energy Systems, we specialize in advanced conservation technologies focused on smaller scale wind and solar energy systems. Juhl Renewable Energy Systems is focused on the sales and installation of our on-site renewable energy systems, including Solarbank™, a proven on-site solar system; Powerbank™, a simple onsite backup power system, and a newly designed wind turbine in prototype stage, which we consider one of the industry’s most advanced medium scale wind turbines at approximately 35 kW. Juhl Renewable Energy Systems handles projects from start to finish, including design, sales, financing and service. Juhl Renewable Energy Systems plans to provide several financing structures including its ongoing system ownership at customer sites while delivering guaranteed operations and savings to end-user customers.

Next Generation Power Systems – Refurbished Turbines and Maintenance Support

Next Generation Power Systems is in the business of refurbishing turbines and maintaining this fleet.  We do not expect to sell any refurbished turbines.

INDUSTRY AND MARKET OVERVIEW

This report includes market and industry data that we have developed from publicly available information, various industry publications and other published industry sources and our internal data and estimates.  Although we believe the publications and reports are reliable, we have not independently verified the data.  Our internal data, estimates and forecasts are based upon information obtained from trade and business organizations and other contacts in the market in which we operate and our management’s understanding of industry conditions.

As of the date of the preparation of this report, these and other independent government and trade publications cited herein are publicly available on the Internet without charge.  Upon request, the Company will also provide copies of such sources cited herein.

Energy Demand

According to the DOE’s 2012 Annual Energy Outlook Early Release Overview, the projection case projects an increase in electricity demand of 0.8% per year from 2010 through 2035. New capacity for electricity generation will be required to meet anticipated demand. According to the U.S. Department of Energy, Energy Information Administration’s (“EIA”) “Annual Energy Review 2010,” nearly half of all electricity produced in the United States in 2010 was generated by coal, which is the largest source of carbon dioxide emissions in the atmosphere. Other major sources of electricity in 2010 were nuclear (20%), natural gas (24%), hydroelectric power (6%), and “other,” which consists of, among other things, wind, petroleum, wood and waste (6%).   According to the reference case detailed in the U.S. Department of Energy EIA’s “Annual Energy Outlook 2012 Early Release Overview,” (the “EIA Reference Case”) total coal consumption, mostly for electric power generation, is projected to increase from 20.8 quadrillion Btu in 2010 to 22.1 quadrillion Btu in 2035. More intense use of current power plants from 2015 on is credited for this increase, according the EIA’s “Annual Energy Outlook 2012 Early Release Overview.”  The EIA Reference Case projections in the EIA’s “Annual Energy Outlook 2012 Early Release Overview” also predict that total electricity consumption will grow from 3,879 billion kilowatt hours in 2010 to 4,775 billion kilowatt hours in 2035, increasing at an average annual rate of 0.8% per year.  According to the EIA’s “Short-Term Energy Outlook” published in April 2011, during 2012 the EIA expects a 2.5% increase in total electric power sector generation, fueled primarily by increased coal and natural gas generation.

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

Wind Power Generation

According to the U.S. Department of Energy EIA’s publication “Renewable Resources in the U.S. Electricity Supply,” wind power generation was projected to increase eight-fold between 1990 and 2010, a rate of 10.4% per year.  Annual growth in the global wind energy capacity for the past ten years has averaged 28% per year according to the Global Wind Energy Council’s (“GWEC”) “Global Wind 2010 Report.”  This 2010 GWEC report stated an increase of 24.1% in total global wind power capacity in 2010, despite the global economic and financial crises occurring in late 2008 (the results of which crises were felt much more strongly in 2010 than in 2009).  In the United States, according to the GWEC’s “Global Wind 2010 Report,” it was unfortunately a disappointing year for wind power, with only 5.1 GW of newly installed wind capacity in 2010.  This represents only about half of what was newly installed in 2009 (which was a record year for the United States); however, the American manufacturing sector appears to view the 2010 slowdown as short-term, as new component suppliers continued to enter the market in 2010, according to the GWEC’s “Global Wind 2010 Report.”  The U.S. wind power industry experienced growth in 2011, with 2011 exceeding 2010 in terms of new wind installations, according to the AWEA’s “U.S. Wind Industry Fourth Quarter 2011 Market Report.”  This publication reported that 6,810 MW of wind capacity was installed in 2011, representing a 31% increase from 2010’s total installations.  This brings U.S. nationwide wind power capacity, as of the close of 2011, to 46,919 MW, a 17% increase in capacity from 2010, according to AWEA’s “U.S. Wind Industry Fourth Quarter 2011 Market Report.”

Wind power has become a mainstream option for electricity generation, and we believe that it is a critical element to solving climate change and delivering cost-effective domestic power in the United States. The demand for renewable energy in the U.S. has been driven by a number of factors, including concerns about energy independence, environmental and climate change concerns, a desire for lower exposure to fuel cost volatility and, more recently, a desire for economic development.  There is strong popular support in the United States for wind energy specifically, according to AWEA’s “Wind Power Outlook 2011” report.  A Harris poll released in October 2010 showed that 87% of Americans want more wind energy. Moreover, the report stated that the use of wind energy will lead to favorable environmental results: wind power is the least harmful form of electricity generation for people and wildlife, and wind power increasingly displaces emissions of carbon, air toxins and other pollutants from fossil fuels.  According to the AWEA’s “Wind Power Outlook 2011”, the electricity generated by the wind turbines installed in the U.S. through 2010 will avoid the emission of over 54 million tons carbon dioxide annually (the equivalent of taking over 9.5 million cars off of the road).   Another environmental benefit of wind power is conservation of water: the AWEA’s “Wind Power Outlook 2011” reported that, each year, the operation of the U.S. wind fleet is estimated to conserve nearly 24 billion gallons of water that would otherwise be used for steam or cooling in conventional power plants.

In 2010, the United States was second in wind power installations, coming in only behind China (which had 18,920 MW of newly installed capacity in 2010, according to the October 2011 issue of “Windpower Monthly”), as reported by the GWEC in its “Global Wind 2010 Report.”  The U.S. also came in second worldwide for total installed wind capacity, as the U.S. was surpassed by China, which had over 42,000 MW of total installed wind capacity and thus became the new worldwide leader in megawatts of installed wind capacity, according to the GWEC’s “Global Wind 2010 Report.”   Germany and Spain came in at third and fourth, respectively, in 2010 in worldwide total installed wind capacity.  Previously, in 2009, according to the GWEC “Global Wind 2009 Report,” the United States was second worldwide, behind China, in new wind power installations, and was first in worldwide total installed wind capacity, with over 35,000 MW at the end of 2009.  Spain and Germany were the second and third largest wind power growth countries in 2009 with 2,459 MW and 1,917 MW of wind power capacity added, respectively, according to the GWEC’s “Global Wind 2009 Report.”

According to the “Wind Energy Outlook for North America” article published by the marketing and consulting firm Pike Research, the North American wind energy industry lags in key areas compared to the European and Asian industries, but many key wind industry players are optimistic about the prospects of the North American market.  The “Wind Energy Outlook for North America” article reported that total installed wind capacity in North America will more than double over the next six years, increasing from approximately 53,00 MW in 2011 to almost 126,000 MW by 2017.  On a worldwide scale, the World Wind Energy Association forecasted in its “World Wind Energy Report 2010” publication that a global wind capacity of 600,000 MW is possible by the year 2015, and that a global wind capacity of over 1,500,000 MW is possible by the year 2020.

Wind power can deliver zero-emission electricity in large amounts. According to the American Solar Energy Society’s report, dated January 2007, “Tackling Climate Change in the U.S.,” energy efficiency and renewable energies can provide most, if not all, of the U.S. carbon emission reductions needed to keep atmospheric carbon dioxide levels at no more than 450 to 500 parts per million, the level targeted in the more protective climate change bills before the U.S. Congress. According to this report, wind power would offer a large carbon reduction “wedge” by contributing a 35% relative share from among the various renewable energy contributors, and can constitute about 20% of the U.S. electricity supply by 2030.  The more recent “Wind Power Outlook 2011” report, published by the AWEA, similarly posited that wind could pay a major role in meeting America’s electricity demand.

According to the Emerging Growth Research, LLP’s Industry Report “U.S. Wind Sector Overview and Predictions for 2009” dated December 29, 2008, which we refer to as the “Emerging Growth Report 2008,” the domestic wind capacity installed as of the end of 2008 is equivalent to the capacity of approximately 35 average sized coal-fired power plants.  Considering that each average size coal-fired power plant in the United States produces about 3,000,000 tons of carbon emission each year, currently-installed wind power capacity is reducing total carbon emissions by just over 105,000,000 tons each year.

Wind power delivers zero-emissions electricity at an affordable cost and the cost of wind power has been decreasing.  Bloomberg New Energy Finance predicted that wind energy is expected to be competitive with natural gas in just four years, by the year 2016.  No other power plants being built in the United States today generate zero-emissions electricity at a cost per kilowatt-hour nearly as affordable as wind power. Consequently, using wind power lowers the cost of complying with emissions reduction goals. The affordable cost of wind power is stable over time. Wind projects do not use any fuel for their operations, so the price of wind power does not vary when fuel prices increase. When utilities acquire wind power, they historically have locked in electricity at a stable price for 20 years or more.  The AWEA’s “Wind Power Outlook 2011” also cited a number of more recent studies concluding that wind power can hold down energy prices and that, although the U.S. does need to reinvest in its electric grid, the consumer savings realized from such an investment would be significantly greater than the costs of the initial infrastructure investment.  An additional benefit of wind power projects is that they typically have a shorter development time frame than other types of power projects and can move more quickly as conditions change (such as natural gas projects).

Wind, however, is intermittent and electricity generated from wind power can be highly variable. Good site selection and advantageous positioning of turbines on a selected site are critical to the economic production of electricity by wind energy. In our experience, the primary cost of producing wind-powered electricity is the turbine equipment and construction cost, which cost has been on the decline in recent years (as discussed more fully below).  Wind energy itself has no fuel costs and relatively low maintenance costs. As an intermittent resource, wind power must be carefully positioned into the electric grid along with other generation resources, and we believe Juhl Wind has demonstrated the expertise necessary to work with local electric utilities to affect the proper integration plan.  As such, we intend to continue to identify new sites to produce wind energy through the community wind model throughout the United States and Canada.

Turbine Costs & Wind Project Costs Decreasing

Over the past few years, the cost of wind turbines has fallen considerably.  The AWEA reported in its “Top 10 for 2011” press release that wind turbine costs have dropped sharply in recent years, by as much as 33% or more between late 2008 and 2010.  Moreover, since 2008, the price declines in the cost of wind turbines were accompanied with improved turbine technology and more favorable terms for turbine purchasers (such as reduced turbine delivery lead times, longer initial operations and management contracts and improved warranty terms), according to the DOE’s “Wind Technologies Market Report.”  The DOE’s “Wind Technologies Market Report” also predicted that all of the foregoing are expected, over time, to exert downward pressure on total wind project costs and wind power prices.  Installed project costs are found to exhibit some economies of scale, at least at the low end of the project size range.

In 2011, the price drop of wind turbines was especially notable.  During the second half of 2011, according to the Bloomberg New Energy Finance (“BNEF”) Wind Turbine Price Index (the “BNEF Price Index”), the average price for utility-scale wind energy equipment hit a new low.  According to the BNEF, purchase contracts for turbines in the second half of 2011 for 2013 delivery fell to $1.21 million/MW, which was down 4% from six months earlier.  The most dramatic price drop was felt by older wind turbines, which prices fell 10% from six months earlier.  However, newer and more efficient wind turbines (which offer improved capacity factors for electricity generation) also saw a price drop, based on the analysis of contracts covered by the BNEF Price Index.  According to the BNEF Price Index, these decreasing prices in the second half of 2011 were worldwide, particularly as the Chinese manufacturers competed for wind turbine orders.  The BNEF Price Index also revealed that most procurement officers and wind turbine manufacturers anticipate further moderate declines in wind turbine prices throughout the rest of 2012 and 2013, and do not expect prices to recover until at least 2014.

The declining prices are significant because lower equipment prices make wind energy more competitive with fossil fuels, such as coal and gas on a dollar-per-megawatt-hour basis, which is extremely important as the tax incentives for wind energy are set to expire at the end of 2012.

According to the U.S. Department of Energy’s most recent “Wind Technologies Market Report,” published in mid-2011, the average installed cost of wind power projects remained stagnant in 2010.  Consistent with the recent trends in wind turbine prices described above, however, such cost was expected to decline in the near future.  As reported in the “2010 Wind Technologies Market Report,” among a large sample of wind power projects installed in 2010, the capacity-weighted average installed cost of $2,155/KW was similar to that seen in 2009, but the estimated costs for projects with construction scheduled to begin in 2011 suggested that there would be a decline in these average costs.  For specific regions in the U.S., the “2010 Wind Technologies Market Report” stated that Texas was the lowest-cost region for wind power projects, while California and New England were the highest-cost regions.

As for small wind turbines (ranging from 400 W to 100 kW (or up to 500 kW, depending on various definitions of “small”) systems consist of a vertical or horizontal axis turbine installed either on-or-off grid.  According to AWEA’s “2010 U.S. Small Wind Turbine Market Report,” published in 2011, the cumulative installed small turbine capacity increased to 179 MW in 2010 (deploying over 144,000 small wind turbines), representing a 26% growth from 2009. The AWEA reported that approximately 7,811 small wind units were sold last year, totaling $139 million in sales.  With a range of small-scale wind turbines, the installations are geared toward farmers, country estates, golf courses and domestic properties with large gardens or adjoining fields, which are all locations that have a significant amount of space.   We believe that this is our target market for Juhl Renewable Energy Systems, which focuses on small renewables.

Governmental Programs and Incentives

Overview

The growing concern over global warming caused by greenhouse gas emissions has also contributed to the growth in the wind energy industry. The Intergovernmental Panel on Climate Change’s “Climate Change 2007: Synthesis Report” (the “IPCC Report”) reports that 11 of the previous 12 years (1995-2006) at the time of the IPCC Report’s publication ranked among the warmest years since 1850. Additionally, at the time of the IPCC Report’s publication, the global average sea level had risen at an average rate of 1.8 millimeters per year since 1961 and at 3.1 millimeters per year since 1993, due to the melting of glaciers, ice caps and polar ice sheets, coupled with thermal expansion of the oceans.  In 2009, the International Alliance of Research Universities organized an international scientific congress on climate change to bring together new knowledge developed since the publication of the IPCC Report.  The synthesis report from this congress (the “IARU Report”) concluded that, based on updated trends in surface ocean temperature and heat content since the IPCC Report was published, ocean warming has been about 50% greater than had been previously reported in the IPCC Report.  The IARU Report also stated that, at the time of the IARU Report’s publication, the Arctic sea glaciers were diminishing in the summers as rapidly as they had been since the estimation given in IPCC Report in 2007.

The importance of reducing greenhouse gases has been recognized by the international community, as demonstrated by the signing and ratification of the Kyoto Protocol, which requires reductions in greenhouse gases by the 193 (as of August 2011, according to the United Nations Framework Convention on Climate Change “Status of Ratification” webpage) signatory nations. While the United States did not ratify the Kyoto Protocol, state-level initiatives have been undertaken to reduce greenhouse gas emissions. California was the first state to pass global warming legislation, and nine states on the east coast have signed the Regional Greenhouse Gas Initiative (according to the Regional Greenhouse Gas Initiative’s “Program Overview” and “Program Contacts by State” web pages) which proposes to require a 10% reduction in power plant carbon dioxide emissions by 2018.

Various state and federal governments have placed restrictions on fossil fuel emissions, and it is anticipated that additional requirements for limitation of such emissions will continue. Substituting wind energy for traditional fossil fuel-fired generation would help reduce carbon dioxide emissions due to the environmentally-friendly attributes of wind energy. According to the U.S. Department of Energy, EIA’s “International Energy Outlook 2011,” released September 19, 2011, of regions belonging to the Organisation for Economic Co-operation and Development (“OECD”), the United States was projected to be the largest source of energy-related carbon dioxide emissions through 2035, with an average growth of 0.3% per year.  According to the U.S. Department of Energy, EIA’s annual report “Emissions of Greenhouse Gases in the United States 2009,” published in March 2011, the electric power sector (which consists of those companies whose primary business is the generation of electricity) is the largest source of all energy-related carbon dioxide emissions; this report also stated, however, that emissions from the electric power sector declined in 2009 by 9.0%.

Environmental legislation and regulations provide additional incentives for the development of wind energy by increasing the marginal cost of energy generated through fossil-fuel technologies. For example, regulations such as the Clean Air Interstate Rule and the Regional Haze Rule, which have been designed to reduce ozone concentrations, particulate emissions and haze and to control mercury emissions, can require conventional energy generators to make significant expenditures, implement pollution control measures or purchase emissions credits to meet compliance requirements. These measures have increased fossil fuel-fired generators’ capital and operating costs and put upward pressure on the market price of energy. Because wind energy producers are price takers in energy markets, these legislative measures effectively serve to make the return on wind energy more attractive relative to other sources of generation.

We believe there is significant support in the U.S. to enact legislation that will attempt to reduce the amount of carbon dioxide produced by electrical generators. Although the ultimate form of the legislation is still being debated, we believe that, based on studies (such as the Congressional Budget Office’s February 2008 study titled “Policy Options for Reducing CO2 Emissions”) and the reaction to various initiatives introduced in Congress over the past few years, the two most likely alternatives are (i) a direct emissions tax; or (ii) a cap-and-trade regime.  We believe either of these alternatives would likely result in higher overall power prices, as the marginal cost of electricity in the U.S. is generally set by generation assets which burn fossil fuels such as oil, natural gas and coal and produce carbon dioxide. As a non-carbon emitter and a market price taker, we are positioned to benefit from these higher power prices.

Growth in the United States’ wind energy market and other renewable energy markets has also been driven by state and federal legislation designed to encourage the development and deployment of renewable energy technologies. This support includes:

Renewable Portfolio Standards (RPS)

In response to the push for cleaner power generation and more secure energy supplies, many states have enacted RPS programs. A RPS (sometimes called a Renewable Energy Standard, or RES), is a program that either: (i) requires state-regulated electric utilities and other retail energy suppliers to produce or acquire a certain percentage of their annual electricity consumption from renewable power generation resources or, (ii) as in the case of New York, designate an entity to administer the central procurement of Renewable Energy Certificates (“RECs”) for the state. Typically, utilities comply with such standards by qualifying for renewable energy credits evidencing the share of electricity that was produced from renewable sources.  These standards have spurred significant growth in the wind energy industry and a corresponding demand for our services.  The enactment of renewable energy portfolio standards in additional states or any changes to existing renewable energy portfolio standards may impact the demand for our services.  Similar to federal incentives as discussed below the elimination of, or reduction in, state governmental policies that support renewable energy could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

According to the Quantitative RPS Data Project and the RPS Summary Map (which provide information about state RPS programs), each published by the Department of Energy Database of State Incentives for Renewables & Efficiency (DSIRE), as of March 2012, twenty-nine states, plus the District of Columbia and Puerto Rico, have legislated renewable energy portfolio standards, and eight more states have adopted voluntary renewable portfolio goals.

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

Renewable Energy Certificates (REC).  A REC is a stand-alone tradable instrument representing the attributes associated with one megawatt hour of energy produced from a renewable energy source. These attributes typically include reduced air and water pollution, reduced greenhouse gas emissions and increased use of domestic energy sources. Many states use RECs to track and verify compliance with their RPS programs. Retail energy suppliers can meet the requirements by purchasing RECs from renewable energy generators, in addition to producing or acquiring the electricity from renewable sources. Under many RPS programs, energy providers that fail to meet RPS requirements are assessed a penalty for the shortfall, usually known as an alternative compliance payment. Because RECs can be purchased to satisfy the RPS requirements and avoid an alternative compliance payment, the amount of the alternative compliance payment effectively sets a cap on REC prices. In situations where REC supply is short, REC prices approach the alternative compliance payment, which in several states may reach  approximately $50 per megawatt hour. As a result, REC prices can rival the price of energy and RECs can represent a significant additional revenue stream for wind energy generators.

Federal Tax and Economic Incentives

American Recovery and Reinvestment Act of 2009.   On February 13, 2009, the U.S. Congress passed a stimulus package known as the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”).  Approximately $40 billion in spending was appropriated for clean energy initiatives and an additional $20 billion estimated for new and modified tax incentives.  According to a discussion at Windindustry.org, the Recovery Act’s goal opens up new sources of funding for renewable energy at a time when the wind energy industry is set for even more growth.  The Recovery Act contains a number of provisions that focus on the growth of the wind industry.  Some of the pertinent provisions of the Recovery Act include the following: (i) three-year extension of the federal wind energy production tax credit (PTC) so that eligible projects placed in service by the end of 2012 will qualify for the credit; (ii) option for a thirty percent (30%) investment tax credit (ITC) instead of the PTC; (iii) option to convert the ITC into a cash grant for wind projects placed in service before 2013 (“1603 Cash Grant”); (iv)  elimination of the dollar cap on residential small wind and solar for ITC purposes; and (v) additional loan guarantees, bonds and tax incentives.   These programs enacted under the Recovery Act allow community wind farms, such as our Company, to take advantage of funding opportunities created as a result of the initiatives introduced under the Recovery Act.

The Recovery Act removes the $4,000 cap on small wind credit so taxpayers can now take the full 30% credit for a qualified small wind system.  It also provides for an additional $1.6 billion for Clean Renewable Energy Bonds (CREBs) that are used to finance renewable energy.  Previously, these bonds had been given at 0% interest rate, and the bondholder received a tax credit in lieu of bond interest.

•
1603 Cash Grant Program.  This program had the potential to attract more investors who may not have enough passive activity income to realize the PTC.  The 1603 Cash Grant program means the value of the ITC can be realized, even if the taxpayer cannot take advantage of the credit.   Which credit a taxpayer uses will depend upon an analysis of the project revenue and cost projections as well as analysis of the investor tax appetite.

Further, on December 17, 2010, President Obama, as part of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, signed into law a one-year extension of the popular renewable energy cash grant in lieu of tax credit program established by Section 1603 of the Recovery Act. To qualify for a cash grant under the extended program, a taxpayer must place "specified energy property" in service in 2009, 2010, or 2011, or after 2011 if construction begins in 2009, 2010, or 2011 provided such property is placed in service by the end of 2012 (for wind projects), 2013 (for closed- and open-loop biomass, geothermal, landfill gas, municipal solid waste, qualified hydropower, and marine and hydrokinetic facilities), or 2016 (for solar projects).

The cash grant program allowed us to enhance our ability to attract equity investors for our community wind projects; however, as noted below, the 1603 Cash Grant program has not been extended.

•
DOE Loan Guarantee Extension.  The Department of Energy received an extension of its authority to provide loan guarantees for qualified technologies under Title XVII of the federal Energy Policy Act of 2005 and an additional $6 billion for this program.  Eligible technologies include electricity-generating renewable energy projects.  Funding for this program has been substantially reduced to $2.5 billion and continues to face challenges, especially due to guarantees made to organizations such as Solyndra.

•
Production Tax Credits (PTC).  The PTC provides wind energy generators with a credit against federal income taxes, annually adjusted for inflation, for the duration of ten years from the date that the wind turbine is placed into service. In 2011, the PTC was $22 per megawatt hour (or 2.2 cents per kilowatt hour).  Wind energy generators with insufficient taxable income to benefit from the PTC may take advantage of a variety of investment structures to monetize the tax benefits.

The PTC was originally enacted as part of the Energy Policy Act of 1992 for wind parks placed into service after December 31, 1993 and before July 1, 1999. The PTC subsequently has been extended six times, but also has been allowed to lapse three times (for periods of three, six and nine months) prior to retroactive extension. Currently, the PTC is scheduled to expire on December 31, 2012.  This expiration date reflects a three-year extension passed under the American Recovery and Reinvestment Act enacted in February 2009.  According to American Wind Energy Association’s “Wind Power Outlook 2010,” a new incentive was added as part of the 2009 expansion of the PTC under the Recovery Act.  This provision as passed gave wind farm developers the option to receive a direct payment from the government, rather than the previously existing PTC.  This provision provided more than $1.5 billion capital to different wind projects in 2009.  According to the AWEA’s “Top 10 for 2011” press release, the year 2011 ended without another extension of the PTC; however, the movement for an extension has gathered momentum as bipartisan legislation seeking to grant a four-year PTC extension was introduced in Congress at the end of 2011.  At the time of this report, an extension has not been passed by Congress.

If the PTC is not extended, a December 2011 report by Navigant Consulting for the AWEA predicted that wind investment projects would decrease by two-thirds.  While this prediction represents a smaller drop than the 73% to 98% drop in wind investment projects which occurred during previous years when the PTC lapsed, it would no doubt still have a negative effect on the wind industry.  For example, the CEO of the AWEA released a February 2012 statement asserting that failure to extend the PTC would result in the loss of 37,000 American jobs.

•
Accelerated Tax Depreciation.   Tax depreciation is a non-cash expense meant to approximate the loss of an asset’s value over time and is generally the portion of an investment in an asset that can be deducted from taxable income in any given tax period. Current federal income tax law requires taxpayers to depreciate most tangible personal property placed in service after 1986 using the modified accelerated cost recovery system, or MACRS, under which taxpayers are entitled to use the 200% or 150% declining balance method depending on the class of property, rather than the straight line method. Under MACRS, a significant portion of wind park assets is deemed to have depreciable life of five years which is substantially shorter than the 15 to 25 year depreciable lives of many non-renewable power supply assets. This shorter depreciable life and the accelerated and bonus depreciation methods result in a significantly accelerated realization of tax depreciation for wind parks compared to other types of power projects. Wind energy generators with insufficient taxable income to benefit from this accelerated depreciation often monetize the accelerated depreciation, along with the PTCs, through forming a limited liability company with third parties.  In addition, the 2010 Tax Relief Act allows 100% bonus depreciation for qualified wind farm assets put in service after September 8, 2010 and before January 1, 2012.  For 2012, bonus depreciation is still available, but the allowable deduction reverts from 100% to 50% of the eligible basis.

Expiration of Certain Federal Tax and Economic Incentives

At the date of this report, Congress has not extended programs such as the production tax credit or cash grant program. These programs, which expire at the end of 2012, provide material incentives to develop wind energy generation facilities.  The uncertainty with respect to extension of these credits and incentives has placed the wind industry in a tentative position.  The development of wind energy projects requires extensive lead time, and the failure of Congress to extend or renew these incentives beyond the current 2012 expiration dates has already interrupted  potential wind energy installations planned for 2013, as developers are shelving plans for wind projects (as discussed above under Production Tax Credits).   We expect that further Congressional delay on action to renew or extend these incentives will likely result in additional deferral of wind energy generation facility development and will likewise negatively impact the demand for wind turbines, towers, and related components.  As a result, the continued Congressional delay or failure to extend or renew these or similar incentives in the future could have a material adverse impact on our business, results of operation, financial performance and future development efforts of wind energy projects.  Thus, we believe it is necessary to evolve and diversify in our asset, product and service portfolio to reduce our exposure to uncertainty related to the extension or renewal of tax incentives and other favorable governmental policies currently supporting the U.S. wind industry.

Federal Legislative/Regulatory Developments

Clean Energy Standard Act of 2012 (proposed legislation).   With the expiration of certain federal tax and economic incentives, it is key to the growth of the renewable energy industry that federal legislation to establish a national clean and/or renewable energy standard remains in consideration.  On March 1, 2012, the Clean Energy Standard Act of 2012 (the “CES”) was introduced by Senator Jeff Bingaman (D-NM) that would create a federal clean energy standard.  The CES proposal would increase the amount of low-carbon power produced in the United States to 80% by 2035.  The CES proposal includes all low-carbon sources of power and relies on utilities holding “clean energy credits” for a certain percentage of their sales, maxing out at 80% in 2035.  According to the Energy Information Administration, a well-designed CES proposal would reduce carbon dioxide emissions in the power sector by 43 percent.  The CES proposal has the support of the energy industry, including the American Wind Energy Association.  We believe as the U.S. energy policy is in a constant state of change, this proposed new legislation would provide long term security and clean energy, benefitting all forms of electric generation, including wind and solar.  There are no assurances that this legislation or any similar legislation will be enacted.

Solar Power Generation

Increased global demand for electricity in connection with modern technology and emerging market industrialization has placed a significant burden on the world’s available electricity supply in a vulnerable state, focusing international attention on seeking solutions to maintain access to energy supplies. Solar photovoltaic is a technology by which light is converted into electricity using photovoltaic modules. Solar photovoltaic modules have no moving parts, operate quietly without carbon or other emissions and are capable of short and long-term use with minimal maintenance. Solar energy is renewable and creates no short-term waste and uses almost no water, according to “Solar Generation: Solar Photovoltaic Electricity Empowering the World,” report jointly published by the European Photovoltaic Industry Association (“EPIA”) and Greenpeace International (the “Solar Generation Report”).  The Solar Generation Report states that the “environmental footprint” of solar energy is negligible, as the energy it takes to make a solar power system is typically recouped by the energy costs saved over one to three years. We believe that solar energy, like wind energy, has the potential to achieve the same goals of reducing the world’s dependence on conventional fuels, satisfying the growing demand for energy, enhancing national security by reducing dependence on imported fossil fuels, and reducing greenhouse gas emissions.  Solar energy also has the potential to greatly boost job creation.  In September 2011, a report from the nonprofit Solar Foundation showed that the workers in America’s solar energy have more than doubled – growing from 46,000 workers in 2009 to more than 100,000 in 2011 (as reported by “DOE Highlights Clean Energy Jobs, Announces Major New Energy Efficiency Milestone,” an article posted on the Department of Energy’s website).

Solar energy, like wind energy, provides several advantages over fossil-fuel, nuclear and other forms of renewable power generation. One fundamental benefit is that sunlight, the source of the electricity, is available without any mining or transportation. If sufficient sunlight is available, a facility to generate solar power can be located where the power is needed, thus avoiding the need for, and cost of, lengthy distribution and transmissions lines along with other upgrades to the grid. It is a scalable technology, able to produce power according to load demand and available land or space. It is also delivered on-peak, generating the most power during the time of the day when load typically demands it.

As with wind power generation, the primary potential disadvantage to solar power is that it relies upon an intermittent resource. Unlike some generators, it cannot increase or decrease its productivity at the request of grid operators. It also does not generate power when the modules are not receiving light at certain levels such as night time. Further, solar power requires space for the arrays of solar photovoltaic modules, which can limit its use in urban areas. We believe innovations in energy storage solutions could resolve some of these issues, which is the type of offered by Juhl Renewable Energy Systems. However, unlike wind, the intermittent production of solar power naturally coincides with peak demand for residential power usage, thereby creating value in increasing available power during such peak periods.

At present, many of the leading manufacturers of photovoltaic products are based in China, due, in part, to their ability to manufacture solar photovoltaic modules at a lower cost than their European or United States counterparts (according to the Solar Generation Report). In addition to decreases in photovoltaic module prices, the industry has seen an overall decline in photovoltaic solar costs. The price decline in photovoltaic equipment reflects a more competitive environment, an increase in efficiency of the solar cells, improvements in technology and the economies of scale. We view the shifts in the solar industry as an opportunity for us to develop solar power projects that can generate power at prices which are lower than the retail prices charged by the utilities and provide solutions using solar energy as a back-up power source in the case of a power outage.

According to the U.S. Department of Energy’s “SunShot Initiative,” a program aimed at increasing solar power use and innovation in the U.S., the U.S. is the world’s second largest consumer of electricity, but also has the largest solar resource of any industrialized country.  The SunShot Initiative aims to reduce the total installed cost of solar energy systems by 75% by 2020 through reduction of solar technology costs, reduction of grid integration costs and acceleration of solar deployment.

The SunShot Initiative’s SunShot Vision Study stated that, in 2010, solar energy provided less than only 0.1% of the U.S. electricity demand.  Technical potential, however, for solar energy’s contribution to the U.S. energy demand is enormous.  For example, one estimate suggested that the area required to supply an amount of electricity equivalent to all end-use electricity in the United States using solar power is only about 0.6% of the country’s total land area.

In 2011, the United States was fourth in newly connected solar capacity, according to the EPIA’s Market Report 2011.  The United States was also ranked fourth in the list of the world’s top ten markets for solar power.  In terms of growth, the Solar Energy Industries Association in the Executive Summary for its “U.S. Solar Market Insight: 3rd Quarter 2011” reported that, through the third quarter of 2011, the U.S. solar market had installed more than 1,000 MW of solar capacity (which already surpassed 2010’s installation total of 887 new MW for the year).  According to the Executive Summary for the “U.S. Solar Market Insight: 3rd Quarter 2011” report, much of 2011’s growth in the solar power industry was attributed to the Department of the Treasury’s 1603 program, which further highlights the importance for a strong long-term federal policy with regard to solar energy.

Solar power is also gaining in popularity in the individual U.S. states and cities, as rooftop solar power systems are becoming more prevalent as an energy choice for residences and businesses.  According to “Solar and the City,” an article posted on the Department of Energy’s website, in 2007 San Francisco and Boston each developed online “solar maps,” and New York developed one in 2011.  The “solar maps” are tools that allow people to determine the solar potential of their homes and businesses, and have played a big part in supporting those interested in solar power.  When San Francisco first developed its solar map in 2007, for example, there were only 554 solar installations marked on the map.  Today, that number is 2,073, with a total capacity of 11MW, according to the “Solar and the City” article.  We believe our solar products, based on storage solutions and solar installations, will take advantage of the prevalent climate for solar energy in urban areas where wind projects are not practical.

Growth in Demand for Wind Power and Our Position and Service Offerings

Demand for wind power in the United States has grown rapidly (as discussed under Wind Power Generation). We believe that the market for community wind power will be maintained as a model for ongoing installations of wind power given the constraints of transmission capacity and utility power purchases that are currently affecting the growth of larger scale projects.  In addition, we believe that there is impetus in the United States to increase its generation of electrical power through renewable energy means.

The AWEA’s “U.S. Wind Industry Fourth Quarter 2011 Market Report” reported that the new wind projects installed in 2011 added 6,810 megawatts (MW) of generating capacity.  Preliminary estimates indicate that growth in the wind industry in 2012 should be strong as well.  The AWEA, in its “Five trends to watch in 2012” press release, predicts that the wind industry will enter the “boom” phase of the “boom-bust” cycle that the wind industry has been caught in for the past 10 years, based on the amount of wind installation projects under construction at the end of 2011.  Despite this prediction, and despite the increase in new installations in 2011 as compared to 2010, the AWEA cautioned that this continued growth is conditional on U.S. Congressional policies.  A strong long-term federal policy for wind power is needed, according to the “Five trends to watch in 2012” press release and the “Wind Power Outlook 2011” report, both of which were published by the AWEA.

Industry Related Information – Community Wind Projects

Based on our research of data available for U.S. wind farms under 50 MW in size, we believe that there are approximately 260 entities or wind farms that  are part of the community wind approach. This totals about 2,238 MW of community style wind out of the 530 projects in the under 50 MW project category, which totals approximately 6,895 MW.  Although the community wind model is only about 5% of the 46 GW total install base in the U.S. for wind farms, the market has seen a large number of developments, both community owned and corporate.

According to the windustry.org January 2010 newsletter, community wind projects added 544 MW of new energy capacity in 2009. As of January 2010, Windustry.org’s Community Wind Map reported that Community Wind accounted for more than four percent of the overall U.S. wind energy capacity with 1,521 MW out of 35,170 MW total for the country. Overall, new wind energy capacity in the U.S. for 2009 was estimated at nearly 10,000 MW compared to 8,500 MW added in 2008, a record high.

The term “Community Wind” for the statistics cited above refers to locally-owned, commercial-scale wind projects that optimize local benefits. Locally-owned means that one or more members of the local community has a significant direct financial stake in the project other than through land lease payments, tax revenue, or other payments in lieu of taxes.  According to an article titled “Community Wind: Affordable, Abundant, Ready To Deliver” published by Windustry.org, Community Wind projects are an affordable energy source and, despite the necessity for the U.S. to reinvest in and modernize its electricity grid in order to deliver wind power to heavily populated areas, Community Wind projects can be deployed in the states now, without new transmission lines.

States with community wind farm developments, such as California and Minnesota, have continued to increase their wind capacity.  In 2011, California, according to the AWEA’s “U.S. Wind Industry Fourth Quarter 2011 Market Report,” there were 921.3 new megawatts installed.  In Minnesota, there were 541.9 new megawatts installed.  Ohio was the fastest growing state for wind power in 2011, with 101.50 new megawatts installed (representing a 929% growth rate for 2011).  Overall, according to the AWEA’s “U.S. Wind Industry Fourth Quarter 2011 Market Report” and the “Fact Sheets” published for each state by the AWEA, the top ten states for wind power capacity were as follows in 2011:

State	Wind Capacity (MW)
Texas	10,337
Iowa	4,375
California	3,927
Illinois	2,743
Minnesota	2,733
Washington	2,573
Oregon	2,513
Oklahoma	2,007
Colorado	1,800
North Dakota	1,445

Increased Demand in WindPower

Growth in wind power is being driven by several environmental, socio-economic and energy policy factors that include:

●
ongoing increases in electricity demand due to population growth and growth in energy-consuming devices such as computers, televisions and air conditioning systems, as coal and oil resources need replacing;

●
the fluctuating costs of the predominant fuels required to drive the existing fleet of conventional electric generation such as coal, natural gas, nuclear and oil, especially as recent low (subsidized) wind prices are roughly competitive with natural gas;

●
existing and growing legislative and regulatory mandates for “cleaner” forms of electric generation, including state renewable portfolio standards and the U.S. federal tax incentives for wind and solar generation, including the Recovery and Reinvestment Act enacted in February 2009 (although PTCs are set to expire at December 31, 2012, unless extended by Congress) ;

●
the expectancy that the Environmental Protection Agency will enact regulations and standards accelerating the retirement of aging coal plants and impacting the life of natural gas plants, thus increasing the need for replacement of resources;

●	uncertainty surrounding the growth potential of nuclear power plants;

Wind projects have shorter development timeframe than natural gas plants and have greater flexibility to adapt to changing conditions; worldwide concern over greenhouse gas emissions and calls to reduce global warming due to the carbon dioxide produced by conventional electric generation; and newer wind turbine models are becoming more efficient (such as advances in wind turbine blade aerodynamics, development of variable speed generators, advances in remote operation and monitoring systems, improvements in wind monitoring and forecasting tools and advances in turbine maintenance) and offer improved capacity factors, and together with cost competition among suppliers.  Wind power systems have become more competitive with coal and gas on a dollar-per-megawatt-hour basis.

Although the wind industry continues to experience growth, it is facing factors and obstacles that have the potential to impede its growth.  Here are factors that impose the greatest challenge:

New Transmission Infrastructure. As briefly stated previously, the U.S. needs to reinvest in its energy infrastructure.  The U.S. Department of Energy has identified transmission limitations as the largest obstacle to realizing the economic, environmental and energy benefits. The entire transmission system or grid of the U.S needs to be extensively redesigned and redeveloped. At present, this system consists mostly of small and antiquated distribution lines. To rectify this, a series of new high-voltage transmission lines is needed to transmit electricity from wind facilities to major population centers. Such redevelopment faces several obstacles including significant cost and investment by third parties, federal and state governmental approval, changes in government policy, cooperation from landowners, and time.  According to a Bloomberg.com article, “Electricity Declines 50% as Shale Spurs Natural Gas Glut: Energy,” this lack of transmission infrastructure affects investment in wind power.

Access to Transmission Lines. Transmission line operators typically charge generators penalty fees if they fail to deliver electricity when it is scheduled to be transmitted. The purpose of these penalty fees is to punish generators and deter them from using transmission scheduling as a way to gain advantage against competitors. But because wind is variable, a wind farm cannot guarantee delivery of electricity for transmission at a scheduled time. Wind energy needs a new penalty system that recognizes the different nature of wind facilities and allows them to compete more effectively.

Government Policy. The growth of renewable energy in the U.S., in particular wind energy, is largely the result of government support and incentives. The loss of these supports and incentives would likely slow or stall further growth and possibly make the construction and operation of wind facilities economically unfeasible.  With the expiration of the Production Tax Credit (the “PTC”) approaching on December 31, 2012, and with no further extension set to be passed by Congress, many wind industry participants, including large-scale developers and operators have either shelved plans for constructing new wind projects or have announced significant employee layoffs due to the uncertainty surrounding the PTC.  The U.S. needs a strong, long-term policy for wind energy.

Economic Downturn. Economic downturns generally make it more difficult to explore and use traditional financing options to pay for the cost of a wind farm.

Reduced Energy Demand. When demand for electricity decreases, particularly during an economic downturn, wind farms must scale back power or shut down, or be forced to do the same by transmission providers.

Excess in Other Sources of Power Generation.  Investment in wind power is affected by other sources of power generation.  For example, according to a Bloomberg.com article, “Electricity Declines 50% as Shale Spurs Natural Gas Glut: Energy,” a recent glut of natural gas has cut electricity prices for the U.S. power industry and, in turn, reduced investment in other types of power, including wind power.  Exelon, for instance, has cancelled plans to expand two nuclear power plants due to the low price of natural gas, and CMS Energy has cancelled plans to build a clean coal plant, with the explanation that the clean coal plant’s $2 million price tag was not financially viable due to low natural gas prices.  Low natural gas prices may only be short-term, however: according to the EIA’s Annual Energy Outlook 2012 publication, natural gas prices are predicted to rise between 33% and 54% due to an increase in exports.

Juhl Wind – Full Service Development, Construction, Operations, Ownership and Management of Community Wind Farms

Despite the challenges to the overall wind industry, we believe that we are positioned to experience long-term growth and development of specific community wind farms throughout the United States. We can provide full-scale development of community wind farms across the range of required steps including advice and/or services such as:

•	initial feasibility studies and project design;

•	formation of required land rights agreements to accommodate turbine placement on each project’s specific farm land;

•	assisting in applying for applicable environmental, zoning and building permits for the project;

•
studies, design and agreements with utilities (as well as with independent system operators (ISOs), which are organizations formed at the direction or recommendation of the Federal Energy Regulatory Commission (“FERC”) that coordinate, control and monitor the operation of the U.S. electrical power grid) with respect to connection to existing electric power transmission networks;

•	turbine selection and delivery coordination;

•	negotiation and execution of power purchase agreements;

•	access and consultation regarding construction financing;

•	coordination of vendor terms, including vendor financing;

•	introduction to equity and debt project financing services;

•	construction oversight and complete balance of plant construction services;

•	project commissioning;

•	long-term operations and turbine maintenance services;

•	management of wind farm operations; and

•	equity ownership.

In addition, we can provide general consulting services to help local stake holders evaluate possible projects and initiate their development. We will often take on the entire development process including virtually all of the services outlined above. As project developer, we arrange every aspect of the development process and receive payment for the services as certain steps are accomplished. After establishing that a project has appropriate wind resource and transmission interconnection, we move on to complete land rights agreements, community limited liability company structures and the power purchase agreement with the local utility.

In 2011, our full service development of a community wind farm was exemplified by our work on the Adams and Danielson wind farms located in Meeker County in West Central Minnesota.  We completed the development and construction oversight of the wind farms, representing nearly 40 MW of wind power generation, in March 2011.  Each project cost approximately $42 million and both were completed and put into commercial operation in mid-March 2011.  We served as the developer and owner’s representative for the construction and commissioning phase of the projects.  Shortly after completing the startup of each wind farm, we received a sub- contract to supply full-scale turbine maintenance services to each system, for an initial two-year term, estimated at approximately $900,000.   The wind farms incorporate one of Juhl Wind’s community-based structures in which ownership is shared with the farmers whose land on which the system is located.  The Adams and Danielson wind farms represent our approach to providing the full range of wind farm services to our customers.

Our Community Wind Farm Portfolio

We believe that we have completed and placed into service more community wind power systems than any other U.S. enterprise. To date, we have developed 21 community wind farms, totaling approximately 195 megawatts of installed power, located primarily in the Buffalo Ridge area of southwestern Minnesota. We selected Buffalo Ridge because of its high altitude (approximately 2,000 feet above sea level) and high average wind speed and access to interconnection facilities, making it, in our opinion, a good location for wind-based energy production.

In addition to the first 21 wind farms developed by us, totaling approximately 195 MW of operating capacity, and we have another approximately 25 community wind projects in various phases of development totaling approximately 405 megawatts of operating capacity.  These projects are primarily located in the states of New York, Minnesota and Nebraska.

A sample of our completed the projects, include but are not limited to the following:

Project Name	County/Location	MW	Completed
15 completed wind farm developments	Upper Midwest U.S.	118.05	1999 to date
GL Wind	Winona County, MN	5.00	2011
Valley View	Chandler, MN	10.00	2011
Winona County Wind	Winona County, MN	1.50	2011
Danielson Wind	Meeker County, MN	20.00	2011
Adams Wind	Meeker County, MN	20.00	2011
Grant County Wind	Hoffman, MN	20.00	2010
	TOTAL	194.55

A sample of our projects that are in various phases of development as referenced below, include but are not limited to the following:

Project Name	County/Location	MW	Phase
Black Oak	Ithaca, NY	15 to 20	Initial Study/Feasibility
Crofton Hills	Murray County, MN	40.00	Construction 2012
Kittson/Marshall	MN	80.00	Financing 2012
Kennedy County	MN	20.00	Financing 2012
21 additional wind farm projects	Upper Midwest U.S.	245 (approx)	Various Development Stages

Note: From time to time some of our projects are not listed publicly due to the preferences of local owner groups or competitive issues facing our business.  However, we strive to provide regular updates to our projects listing via press releases and corresponding updates to our corporate website, www.juhlwind.com.

With respect to the projects that are yet to commence construction, it is difficult to predict the timing of construction as it subject to numerous risks and uncertainties.  Thus, some of the projects listed above may not commence construction until after 2012 or at all.  Even once a project commences operations, it may not meet our original expectations about how much energy it will generate or the returns it will achieve.

Overall, based on our pipeline of projects, we believe that we will develop additional projects and we will add to the number of projects for which we are providing operational oversight. We expect that the continued growth in our project pipeline will act as a key competitive advantage as the community wind power industry grows throughout the United States and Canada.

COMPETITIVE ADVANTAGES/STRENGTHS

We believe that we have a number of competitive advantages in the community wind energy production sector:

Tiered Service Offering Results in Multiple Revenue Streams.  One of our key advantages is that we do not depend solely on one operating subsidiary to produce revenue.  We generate revenue from these operating subsidiaries:

•
Juhl Renewable Assets is our renewable asset ownership subsidiary, including wind farms, where we utilize our unique knowledge base to acquire new and existing wind farms to build our asset base and provide predictable revenue.

•
Juhl Energy Development is our wind farm development subsidiary, where revenue is generated from development, service and construction fees earned from each of the wind farms that we develop, and is recognized as revenue on a completed basis.

•
Juhl Energy Services is our wind farm operations and maintenance subsidiary, where revenue is earned from administrative, management and maintenance services agreements and is recognized as the in-field services that are provided.

•	Juhl Renewable Energy Systems is our small scale renewable subsidiary, where revenue will be contributed through the sale and installation of renewable energy systems.

Proven Record in Developing Wind Farm Projects.  One of our key advantages is that we have completed 21 community wind farm projects to date, representing approximately 195 megawatts of generating capacity of electricity, and currently have approximately 25 wind farm projects in various developmental stages, representing approximately 405 megawatts of generating capacity of electricity. We expect that when owners of new projects consider retaining a development enterprise, the ability to point to actual projects completed, along with the extensive knowledge base developed and relationships necessary to get the job done, will provide us an edge in winning projects in the future. These relationships include those with utility power purchasers, equity and debt project finance sources, turbine suppliers and contractors.

For community wind projects to be completed successfully, projects must be constructed in a cost-effective manner. In the course of completing 21 projects to date, we have been able to demonstrate to project owners, equity investors and lenders, that we can build wind farms on a cost-effective basis.

As more players get into the renewable energy space, with the transforming industry (especially upon the elimination of PTCs), developers, who have a history in the field, are more likely to prosper in the long-term.

Experienced Management Team.  Led by an industry leader, Dan Juhl, our development team is unmatched in its experience, credibility and track record.

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

Further as we build on our core business through strategic acquisitions or joint ventures with other industry partners on specific projects, our experienced management team’s connections in the industry will be expanded, which will enhance our ability, to review projects that meet our criteria and move forward on those projects.

Established Local Presence.  In the Midwest U.S. markets where we are active, our management team maintains local presence and promotes community stakeholder involvement. By maintaining our principal office in Pipestone, Minnesota and satellite offices in Minneapolis, Minnesota and Chicago, Illinois, and becoming involved in local community affairs, we develop a meaningful local presence, which we believe provides us with a significant advantage when working through the local permitting processes and helps to enlist the support of our local communities for wind farms. We believe that our local approach has enabled us to secure approvals and support for our projects in regions that have historically voiced opposition and has given us a significant advantage over competitors, who are not as active in the local communities in which we are developing wind farms. Our management’s active participation in the state and local regulatory and legislative processes has led to the growth of community wind across the Midwest.

We plan to use that credibility that has been built in the local communities to expand our presence outside of the Midwest U.S. market, where we can take advantage of higher electricity rates.

Turbine Access.  We maintain good working relationships with turbine suppliers who are actively marketing turbine equipment in our market area, with extensive experience to determine suitability of turbine technologies for our projects.   In order to continue to survive long term in this industry, we need to continue to control costs.  Thus, the ability to purchase turbines in bulk, possibly through a frame agreement, provides access to the lowest price.  Further, in many of our wind farm projects, we have been willing to use technology of new turbine manufacturing entrants, which proves reliability and favorable access to the supply chain to provide lenders with comfort in terms of financing a project.  Further, newer wind turbine models are more efficient and offer improved capacity factors with prices continuing to fall to record levels.

Ownership-Sharing Structure with Land Owners.  Through our community wind approach, we involve local stakeholders (such as farmers) by working with them to establish a limited liability company that extends ownership to the participants along with the initial equity investor. Landowners are critical to any wind farm because wind turbines must be placed in open areas requiring a large amount of land necessary to “harvest the wind.” Turbines are typically placed on a small plot of land, and less than one acre is removed from normal use (such as farming or grazing) for each 50 acres of wind resource captured. Turbines must be spaced a certain minimum distance apart to avoid “shadowing” each other and reducing power output. By integrating the land owners into the land rights and ownership structures, we can allow a wind-enabled farm to more than double the annual net income from cultivation or grazing.  As a project developer, we assist in finding financing, securing the contract with a utility to buy the electricity produced, negotiating a turbine supply agreement, constructing the system, and operating the wind farm.

As an established leader of community wind power, we have been able to offer what we believe is a unique ownership-sharing formula with landowners and local communities that provide us with an ongoing competitive advantage in this large and open sector of the wind energy arena.  Some of the key advantages of our approach are driven by the fact that our projects are medium-sized which provide the following key benefits:

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

In addition, while mega-wind projects have gained wide attention, we believe we are uniquely positioned as the only publicly-traded community wind power company in the U.S. committed to and building projects in the 1 – 50 megawatt sector, which has received considerable attention in the industry.  This market is largely overlooked by larger developers.  This oversight provides an opportunity to rapidly increase our market share and expansion plans.  We believe such advantages outweigh the higher transactional costs as a small community project must cover comparable costs over a smaller number of turbines with less electrical production and sales.

Strategic Acquisition Subsidiary – Juhl Renewable Assets.   We formed an acquisition subsidiary, Juhl Renewable Assets, which is our vehicle for strategic acquisitions that supplement our core business, to take advantage of the growth occurring in the community wind industry.  Our strategic acquisition plan actively focuses on the following: (i) acquisition of additional wind service businesses, including other operation and maintenance providers and wind consulting providers; (ii) acquisition of ownership of existing wind farms that fit our distributed generation model and the size range of projects we typically develop; and (iii) acquire or joint venture with other industry partners on specific projects, where we can share the various elements of fees and profits, including development fees, general construction, management, and operations and maintenance.  To date, we have acquired significant interests, through Juhl Renewable Assets, in Woodstock Hills, Winona, and Valley View wind farm projects.

•
Woodstock Hills Wind Farm.  On April 28, 2011, Juhl Wind paid $400,000 to acquire a 99.9% ownership interest in a 10.2 megawatt wind farm, Woodstock Hills, located in Woodstock, Minnesota. The Woodstock Hills wind farm has been operating as a wind energy generation facility since 1999 and had been originally developed by the Company’s CEO, who remains the .1% minority interest member.  On May 6, 2011, we transferred our entire interest in Woodstock Hills to Juhl Renewable Assets, pursuant to a transfer and assignment agreement.  The Woodstock Hills wind farm entered into a power purchase agreement (PPA) with Northern States Power (NSP) in 1997.  The agreement, among other things, requires NSP to purchase all of the electricity output from the Woodstock Hills wind energy generation facility over a 30-year period following its commercial operation date at rates provided in the agreement.  The commercial operation date has been deemed to be May 1, 2004.

•
Winona Wind Farm.  On October 13, 2011, the individual project owners of the Winona Wind Holdings, LLC, which owns 100% of Winona County Wind, LLC, the operator of a 1.5 megawatt wind-powered electric generating facility in Winona County, Minnesota, sold their 100% ownership interest to our subsidiary, Juhl Energy Development, for $5,000.  Subsequently on December 31, 2011, Juhl Energy Development transferred its interest in the Winona wind farm to Juhl Renewable Assets and has increased its investment to approximately $100,000.  The Winona wind farm entered into a PPA with NSP in 2010.  The agreement, among other things, requires NSP to purchase all of the electricity output from the Winona wind energy generation facility over a twenty year period following its commercial operation date at rates provided in the agreement.  The commercial operation date has been deemed to be October 27, 2011.

•
Valley View Wind Farm.  On November 30, 2011, Juhl Renewable Assets purchased interests in Juhl Valley View, LLC, which equates to a 36.6% voting interest in Juhl Valley View, LLC and has an additional 13.9% voting power through a voting trust arrangement with three other investors.    Pursuant to a subscription agreement, Juhl Valley View, LLC agreed to invest all subscription amounts received as part of the offering into Valley View Wind Investors, LLC, which owns 99% financial rights and 49% governing rights of Valley View Transmission, LLC, which operates the 10 MW Valley View wind farm.  The Valley View farm entered into a PPA with NSP in 2009.  The agreement, among other things, requires NSP to purchase all of the electricity output from the Valley View wind energy generation facility over a twenty year period following its commercial operation date at rates provided in the agreement.  The commercial operation date has been deemed to be November 30, 2011.  The Valley View entity will be included in the financial statements as a consolidated variable interest entity.

Juhl Renewable Assets also made a $400,000 investment in PVPower, Inc. (“PVPower”).  PVPower is complementary to Juhl Renewable Energy Systems and is focused on the sale of solar power products, including photovoltaic solar panel and modules from multiple solar panel manufacturers, solar inverters, solar charge controllers, and deep cycle solar batteries through non-traditional sales channels, specifically through a distributor network over the Internet.

Further, we intend to issue shares of preferred stock in Juhl Renewable Assets to investors, in order to fund our strategic acquisition operations.  This will avoid delays and difficulties of obtaining financing from traditional lending sources and continue to provide access to financing especially with the lack of PTC driven financing going forward.

Significant Milestones for Juhl Wind

Since becoming a public company in 2008, we have achieved several significant milestones:

•	we have secured institutional investments of over $7 million available for use as working capital;

•
we acquired NextGen which specializes in smaller scale wind turbine and solar systems.  This acquisition brings smaller wind turbine and solar expertise to the Company to enhance and expand our existing community wind power product and service offerings; in turn, we received $1 million during 2009 and 2010 from a licensing and distribution arrangement for the NextGen technology.  We have now formed a wholly-owned subsidiary, Juhl Wind Renewable Systems, to build upon our core business of consumer related energy products, including small wind turbines and solar products;

•	we completed the development on 7 wind farms totaling 77.25 MW of installed wind power:
➢	20 MW Grant County wind farm; commissioned in 2010;
➢	1.5 MW wind farm commissioned in 2011 in Winona County, MN;
➢	10 MW wind farm commissioned in 2011 in Chandler, MN (Valley View project);
➢	5 MW wind farm commissioned in 2012 in Winona County, MN for Gundersen Lutheran health systems;
➢	two wind farms in Meeker County totaling 40 MW, commissioned in March 2011; and
➢	.75 MW Woodstock Muni wind farm, commissioned in 2010;

•
we have worked to align ourselves with environmentally-friendly concerned investors and non-traditional banking institutions to provide financing options for investment in our projects, as well as with traditional bank financing;

•
we have entered into strategic relationships with industry partners to continue our ability to develop projects in our pipeline.  These relationships with turbine suppliers, a wind consulting firm and others will benefit our continued growth in the community wind power industry with the development and completion of further community wind power projects;

•
we have formed an acquisition subsidiary, Juhl Renewable Assets, in order to supplement our core business by acquiring complementary wind service businesses, ownership of existing wind farms, and joint venturing with other industry partners on specific project; to date, Juhl Renewable Assets made its first initial investment in the Valley View wind farm, and subsequent investments in Woodstock Hills and Winona wind farms.  Juhl Renewable Assets also made an investment in PVPower, which is focused on the sale of solar power products, including photovoltaic solar panel and modules from multiple solar panel manufacturers, solar inverters, solar charge controllers, and deep cycle solar batteries through non-traditional sales channels, specifically through a distributor network over the Internet;

•
we assisted in the application and receipt of a U.S. Stimulus Grant of $12,564,150 for the 20 megawatt Grant County Wind Project in the fourth quarter of 2010.  The grant was issued by the U.S. Treasury Department in accordance with the American Recovery and Reinvestment Act of 2009.  The proceeds of the grant went toward partial payments of construction financing arranged by Juhl for the community wind project;

•
we assisted in the application and receipt of a U.S. Stimulus Grant of approximately $1,413,000 for the 1.5 megawatt Winona County Wind Project in the first quarter of 2012.  The grant was issued by the U.S. Treasury Department in accordance with the American Recovery and Reinvestment Act of 2009.  The proceeds of the grant primarily went toward payment of construction costs for the project, now owned by Juhl Renewable Assets;

•
we assisted in closing of permanent equity financing for the Grant County and Meeker County projects totaling approximately $90 million in March 2011, and the completion of a $13 million construction and financing for the Valley View project in March of 2011;

•
we completed a 4.95 MW wind farm project for Gundersen Health System in Winona County, Minnesota.  It is the first-of-its kind wind farm in North America to be constructed to specifically address the energy concerns of a large regional health organization.  This is an example of how we are partnering with large and industrial organization projects, such as Gundersen Health System, to help such organizations realize their goals of becoming energy independent;

•
we assisted in the application and receipt of a U.S. Stimulus Grant of approximately $6,284,000 for the 10 megawatt Valley View Project in the last quarter of 2011.  The grant was issued by the U.S. Treasury Department in accordance with the American Recovery and Reinvestment Act of 2009.  The proceeds of the grant primarily went toward payment of turbine and construction costs for the project;

•
during 2011, Juhl Renewable Assets invested $2.3 million in three operating wind farms and is now consolidating these entities in its financial statements as a part of a new operating segment called Wind Farm Ownership and Operation; and

•
we signed a development services agreement with Black Oak Wind Farm located near Ithaca, NY, which is a proposed 15 to 30 MW facility.  This is the first wind farm where we have expanded our development services outside of the Midwest region.  This allows us to diversify our development portfolio by adding projects throughout North America and in regions that generally experience higher electric rates.

GROWTH STRATEGIES/OPPORTUNITIES

Our growth strategy continues to evolve as we continue to provide the full range of services across each phase of development of a wind farm project, but also focus on providing broader services to a wind farm project which include construction and development of wind farms, providing maintenance services for existing wind farms, and achieving additional growth through targeted acquisitions.

Wind Farm Development, Construction and Management Services:

Our growth strategy is anchored by the competitive advantage of our portfolio of completed projects coupled with the projects we currently have under development. One component of our plan is to continue to provide the full range of services across each phase of development, including construction and management, which enhances our ability to add value to a project, which we expect will grow our revenue and profitability.

In addition to growing our revenue per project, we will continue to grow our projects under development by utilizing competitive strengths and taking advantage of market conditions to build long-term growth, as follows:

•
We are targeting 5 to 50 megawatt wind farm projects.  In the State of Minnesota alone, industry experts have suggested there exist over 6,000 megawatts of achievable electricity utilizing our community wind power model.  Thus, we expect to increase our capacity by entering regional markets through organic development and strategic acquisitions of existing wind farms that meet our criteria (as discussed below).   For our organic development, upon entering a market we work to become a leading wind energy operator and an influential voice within the region. In these cases, we strive to develop projects in-house from the initial site selection through construction and operation.

•
In addition to development, we are focusing on providing an overall service component that includes construction and development management by developing relationships with contractors, turbine suppliers, and financing partners in the wind farm industry.  In addition to such service component, we are also expanding our services to include turbine maintenance services for wind farms in the Upper Midwest.  We are growing our service business, through our operations and maintenance subsidiary, Juhl Energy Services.  By way of example, Juhl Energy Services is currently providing wind farm maintenance on the Adams and Danielson wind farms located in Meeker County in West Central Minnesota (as discussed herein).

•
We plan to expand business relationships within the investment community both in the U.S. and abroad in order to assist project owners in obtaining construction financing and end project equity and debt financing for project developments. This will include introductions to local owners to raise capital in private or public equity funds that might invest in the wind project developments.

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

•
Although we see opportunity to expand our pipeline of projects in the Upper Midwest, we are also actively looking to diversify our development portfolio by adding projects throughout North America and in regions that experience higher electric rates.  In 2012, we entered into a development agreement in the State of New York on a 15 to 30 megawatt wind generation facility.

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

•
We believe that the formation of Juhl Renewable Assets will provide us the ability in the future to provide supplemental funding to our wind farm development projects.  This will allow us to more quickly bring projects through the early development and construction stages.

Growth through Targeted Acquisitions:

•
We will focus on growth through targeted acquisitions, to increase our capacity of wind farm projects in our pipeline, and grow our revenue and profitability.  We now actively seek acquisitions to strengthen our business in the following areas:

➢	targeting other segments of our industry, such as additional wind service businesses, including operation and maintenance providers and wind consulting providers;
➢	developing a strategy where we may acquire ownership of existing wind farms that fit our distributed generation model and the size range of projects we typically develop (under 100 MW); and
➢
acquiring or participating in joint ventures with other industry partners on specific projects (given that so many other independent developers have been unable to move projects in their own pipeline); preferred model is to contract for a joint venture on projects that can share with us the various elements of fee and profit, including development fee, general construction, construction management and operations and maintenance.

Consumer-focused renewable energy products – smaller on-site wind power and solar systems:

Juhl Renewable Energy Systems provides renewable energy systems and specializes in advanced conservation technologies focused on smaller scale wind and solar systems.  Juhl Renewable Energy Systems is focused on the sales and installation of Juhl Wind’s on-site renewable energy systems - including Solarbank™, a proven on-site solar system; Powerbank™, a simple on-site backup power system; and a newly designed wind turbine in prototype stage, which we consider one of the industry’s most advanced medium scale wind turbines at approximately 35 kW.  Juhl Renewable Energy Systems handles projects from start to finish, including design, sales, financing and service.  Juhl Wind plans to provide several financing structures including its ongoing system ownership at customer sites while delivering guaranteed operations and savings to end-user customers.

Juhl Renewable Energy Systems will capitalize on Juhl’s extensive experience with a wide variety of energy saving and environmentally-sound production systems such as small wind, solar, back-up power, and stand alone power systems.  Juhl Renewable Energy Systems will operate as our consumer-focused renewable energy products subsidiary.  Juhl Renewable Energy Systems will build upon our diverse experience to enable it to assist the energy consumer to control, and in some cases eliminate, their ever burdensome energy costs.  Juhl Renewable Energy Systems supports a transition to a sustainable energy economy which relies on clean, renewable resources to satisfy societal needs.  Juhl Renewable Energy Systems can present the energy consumer with modern options in terms of cost effectiveness, performance, and reliability.

Juhl Renewable Energy Systems current product line includes the following:

•
Solarbank™.  Juhl Wind has developed a “SolarBank™ System” which offers one of the most advanced controlled solar system in the market.  Solarbank™ allows the customer the assurance and confidence that power will be available when needed most.  It is designed to give businesses and homeowners the ability to store up to 72 hours of emergency power in the event of a power failure.  This back-up power system works automatically and instantaneously.  When a power outage occurs, the control relay station automatically taps into the energy reserve stored by the SolarBank™ System and can run several loads for 24-72 hours.  Solar modules are designed to convert sunlight into electricity at the highest possible efficiency and are used to charge storage batteries to provide power for remote homes, recreational vehicles, electric cars, boats, telecommunications systems and other consumer and commercial applications.  Additional benefits are the ease of installation, operation, and maintenance; results of several years of improvements to the core design of the system, which has been installed and operating for 6 years.

•
Powerbank™.   Powerbank™ is Juhl Wind's proven on-site backup power system, offering energy insurance and confidence to customers.  Powerbank™ ensures that power will be available to customers when grid power is at increased rates, or unavailable.

Historically, our wholly-owned subsidiary, NextGen, has sold refurbished turbines as part of our smaller on-site wind power products.   Currently, NextGen is only maintaining its current inventory of refurbished turbines and does not expect to sell any refurbished turbines going forward.

Long-Term Survival in Industry – Ability to Add Value and be Cost Effective

For long term survival in the renewable energy space, especially wind, we continue to be adaptable to the changing conditions of the U.S. wind industry and market, increasingly diversifying our offerings, in order to reduce our exposure to the extension or renewal of tax incentives and other favorable governmental policies currently supporting the U.S. wind industry.  Other areas where we believe we can add value to a wind farm project (in addition to our core development, maintenance and management services) is the continued research and development in the following areas:

•	Distributed generation facilities that allow power users to operate ‘behind the meter’ ;
•	dedicated storage facilities to help address intermittency on the transmission systems; and
•	design of project to meet very specific needs of output purchasers.

Sales and Marketing

We derived approximately 83% of our  revenue in 2011 from six customers mostly as a result of the wind farm construction activities, and 79% of our revenue in 2010 was from five customers as a result of wind farm construction activities.

Historically, Juhl Energy Services and Juhl Energy Development have not relied on any direct sales or marketing efforts for wind farm development and management, but have gained exposure through trade publications, word of mouth, and industry conferences. We currently have a pipeline of projects we believe will last at least two years and it is being supplemented on an on-going basis without direct selling efforts. We anticipate being able to add a significant number of projects to this pipeline driven primarily by Dan Juhl, John Mitola and an expanding development team, trade publications, industry events and word of mouth. Our web site, www.juhlwind.com, also serves as a marketing tool. If, at some point, management determines the pipeline of potential customers is less than anticipated or desired, or if we are unable to sustain our desired rate of growth and expansion with these sales and marketing methods, we will reevaluate the sales and marketing efforts and address the issue at that time.

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

Intellectual Property

We depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our products from our competitors’ products. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures. It is our policy to require certain employees and consultants to execute confidentiality agreements and invention assignment agreements upon the commencement of their relationship with us. These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances and for the assignment to us of intellectual property rights developed within the scope of the employment relationship.

We have no patents, licenses, franchises, concessions or royalty agreements, other than a July 2009 manufacturing license arrangement with an Ohio company that includes the use of NextGen’s proprietary software controlling the power electronics of the NextGen wind turbine unit and other related documentation. The term of the manufacturing license arrangement is twenty years and does not allow the licensee to access the software or provide such software to any other party.

Currently, we have two pending trademark applications with the United States Patent and Trademark Office for Solarbank and Powerbank.

Competition

Within the U.S. wind power market itself, there is a high degree of competition, with growth opportunities in all sectors of the industry regularly attracting new entrants. Juhl Wind is subject to competition from energy marketers, public utilities, and other independent power producers, in particular providers of renewable energy.  These companies may have competitive advantages as a result of scale, the location of their generation facilities, greater access to credit and other financial resources, lower cost structure, greater ability to withstand losses and larger staffs.

The enactment of the American Recovery and Reinvestment Act in February 2009 had provided a greater tax incentive for companies in the renewable energy industry, which provided an incentive for developers to enter in the wind power development market, who will have an overall increased need for wind turbines.  However, as noted, the production tax credits and other tax grants under the American Recovery and Reinvestment Act, have, to date, not been extended.  We believe this is likely to impede new development from new entrants.

With the termination of the PTCs and other cash grant programs under the American Recovery and Reinvestment Act, the opportunity to develop wind farm projects is likely to diminish from levels in the past.  Without the tax incentives, developers with cash flow from existing projects and are well capitalized will be able to continue to develop projects.  Further, the developers with projects that generate a higher capacity of energy will be able to spread capital costs over a larger production base, which is an advantage over our community wind farm target of 5 to 50 MWs.  Finally, developers who are able to access project financing as the elimination of the PTCs would shift from unleveraged tax equity to more traditional financing, where companies with large balance sheets would have an advantage with traditional project lenders.  Developers, such as Juhl Wind, would also need to continue to pursue alternative financing arrangements, such as vendor financing for construction, as we have successfully done in the past.

With the expiration of the PTCs, the cost of wind turbines becomes a key component to control costs in this transition time of the industry.  Typically, the capital cost of purchasing turbines has been high.  However, the average price for wind energy equipment, including turbines, continues to fall based on the production of newer wind turbine models and increased competition of manufacturers in China and reached its lowest price in the second half of 2011.  Thus, each wind farm developer will need to have the funding now to take advantage of the low turbine prices.  As stated above, the more capitalized developers will be able to fund the purchases of the turbines and control costs of the wind development projects.

In addition to the cost of turbines, new entrants in the wind power development market face certain barriers to entry.  There is increased difficulty and uncertainty in obtaining long-term power purchase contracts from utilities, even in the face renewable energy portfolio standards in over 30 states.  Other significant factors include the cost of land acquisition, the availability of transmission lines, land use considerations and the environmental impact of construction and operations. Finally, another critical barrier to entry into the wind power development business is the necessary experience required to bring projects to the point where they are able to secure agreements with respect to connecting to the existing electricity transmission network, power purchase agreements and project financing for construction.

We are aware of a few companies that are working in the community wind power area and which management views as being competitive with certain aspects of our company.  Given Juhl’s industry standing and the number of existing projects, we do not view this as a threat or potential disruption to our business.

With respect to the production and sale of consumer-owned renewable energy products, there are numerous businesses operating in the U.S. that are associated with the manufacturing, sales, distribution and installation of products and services. The competition in this field is not dominated by any one particular company or group of companies.

Suppliers

As the primary operating equipment for our wind farm development projects, wind turbines are integral to our wind project development.  As compared with demand for wind turbines, there are a limited number of turbine suppliers, which limits the current production capacity.   Thus, the cost of wind turbines represents the majority of our wind energy project investment costs.

Wind turbines come in a variety of sizes, depending upon the use of the electricity. A large, utility-scale turbine described above may have blades over 40 meters long, meaning the diameter of the rotor is over 80 meters (nearly the length of a football field). The wind turbines might be mounted on towers 80 meters tall (one blade would extend half way down the tower), produce 1.8 megawatts of power (1800 kilowatts), supply enough electricity for 600 homes and cost over $1.5 million. Wind turbines designed to supply part of the electricity used by a home or business is much smaller and less costly. A residential or farm-sized turbine may have a rotor up to 15 meters (50 feet) in diameter mounted on a metal lattice tower up to 35 meters (120 feet) tall. These turbines may cost from as little as a few thousand dollars for very small units and up to $80,000 excluding installation costs.

The principal suppliers to our wind farm projects primarily consist of suppliers of wind turbines, wind turbine parts and various electrical supplies and services relating to wind turbine operation. We also source, as needed, wind studies and electrical engineering expertise from outside suppliers. With respect to wind turbines and related items, to date, our principal suppliers have been Suzlon Energy Limited, Alstom Power and Vestas Wind Support Systems A/S for turbines; Fagen, Inc. for subcontracted construction services, and Abaris EC, LLC, Echo Group, Inc., Muth Electric Inc. and Motion Industries, Inc. for electric services and supplies. We have used WindLogics, Inc. and AWS Truewind for wind studies and Consulting Engineer Group, Inc. and Hoerauf Consultants, Inc. for specialized electrical engineering. Our business is not dependent on any one supplier and our list of suppliers is changing and expanding on an ongoing basis as the market for wind power continues to expand and new suppliers enter with advanced products, technologies and services.

Customers

Our wind farm projects sell electricity and associated RECs primarily to local utilities under multi-year power purchase agreements, or PPAs. A PPA is a contract that provides for the purchase of power at an agreed-upon price for a period of time, which is typically 20 years for wind projects.  For the year ended December 31, 2011, the electrical production we sold to Northern States Power Company d/b/a Xcel Energy represented 100% of our sales.  This PPA typically provides for a 20 year-term in the agreement from the electric utility. The utility normally maintains ownership of any Renewable Energy Certificates (“green tags”) that are associated with the power generated by the projects.  Since the primary cost of wind power is the initial capital cost of the system, each wind farm benefits from a steady stream of reliable revenue and cash flow for decades.

Government Regulation

Overview – Utility Regulation

Traditionally, utility markets in the United States have been highly regulated. The U.S. power industry is currently in transition as it moves toward a more competitive environment in wholesale and retail markets. The commercial viability of wind power will increasingly depend upon pricing as the trend toward deregulation continues.

Our operations are subject to extensive regulation. To the extent of our involvement in project development, construction, ownership, operation and maintenance of wind farms, including the sale of electricity to utilities, we are subject to energy, environmental and other governmental laws and regulations by various federal, state and local government agencies. The federal government regulates the use of electric energy, capacity and the wholesale sale and transmission of electricity in interstate commerce and regulates certain environmental matters. States and local governments regulate the construction of electricity generating and transmission facilities, the intrastate sale of electricity, and environmental matters.   Below is a brief summary of some of the pertinent laws that are applicable to our business, but such disclosure is not exhaustive of all such laws that we come into contact with operating our business.

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

Certain small power production facilities may qualify as "qualifying facilities" ("QFs") if the wind powered generating facility has a generating capacity of 80 MW or less.   QFs whose primary source is renewable energy such as wind have the right to sell energy or capacity to a utility through an interconnection agreement and is exempt from certain laws  including, but not limited to,  rate regulation and reporting and accounting requirements of the FPA, for facilities with a generating capacity of 30 MW or less.  However, the FERC must first find that a QF has non-discriminatory access to wholesale energy markets having certain characteristics, including non-discriminatory transmission and interconnection services provided by a regional transmission entity in certain circumstances with respect to its exemption from rate regulation.  For any of our projects that may be non-exempt from the jurisdiction of the FERC, such projects would be subject to rate regulation and the obligation to obtain FERC rate schedules for wholesale sales of energy and capacity.

Most of our wind development projects have a generating capacity of 80 MW or less and qualify as QFs and are exempt from most aspects of FERC regulation.

Minnesota Public Utility Commission

A majority of our wind farm projects are subject to the rules and regulations under the jurisdiction of the Minnesota Public Utility Commission’s Energy Facilities Unit (the “Minnesota Utility Commission”), which manages state oversight of proposals to construct energy facilities in Minnesota, which include wind power generation plants and facilities. The Minnesota Utility Commission’s jurisdiction may include a state Certificate of Need and/or a state Site or Route Permit. Applications for projects subject to the Minnesota Utility Commission’s jurisdiction, such as wind power generation power facilities, are filed with the Minnesota Utility Commission in compliance with Minnesota state statues and administrative rules.  The Minnesota Utility Commission's procedures for review of proposed energy facilities incorporate compliance with the Minnesota Environmental Policy Act and provide for broad spectrum public participation, including timely public notice and multiple opportunities for public comment.  The Minnesota Utility Commission's decisions preempt local jurisdictional authority.

Environmental Regulation

As part of our wind farm development, including construction management and system operations, we oversee the installation of wind turbines and construction of transmission lines and related facilities, including access roads and substations.   As such, we are subject to numerous restrictions and requirements under federal and state environmental laws and regulations with respect to our operations which affect the timing, cost, location, design, construction and operation of new facilities.  In certain circumstances, such laws and regulations require us to obtain and maintain permits and approvals and incur an environmental review process, which may include performing environmental impact studies on the location of the project.  Compliance with these regulations requires a significant investment of time by our employees and imposes substantial costs on our company.

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

 Some of the regulations, to which we are or may be subject to include the following:

Federal Clean Water Act

The Federal Clean Water Act protects the waters of the United States, including wetlands and streams.  Regulations under the Clean Water Act govern critical operating parameters at generating facilities. In connection with our projects, we may be required to obtain permits for the discharge of dredged or fill material into U.S. waters, or for water discharges, such as storm water runoff associated with construction activities.

Federal Bureau of Land Management Permits

To date, none of our wind farm projects have been developed on BLM lands.  However, as we expand, some of our projects may be sited on BLM lands.  In that case, as developer of the project, we would be required to obtain rights-of-way from the BLM.  In order to obtain such a permit, we would need to demonstrate that our wind farm project would protect environmental and archeological resources.

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

Employees

As of March 20, 2012, we employed 20 full-time employees and no part-time employees, excluding employees and consultants of any affiliated companies that are not at least 50%-owned subsidiaries of ours. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third-party consultants to assist in the completion of various projects. Third parties are instrumental to us in keeping the construction and development of projects on time and on budget.

ITEM 1A RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2 PROPERTIES

Our corporate office is located at 1502 17th Street SE, Pipestone, Minnesota 56164.  During the third quarter of 2011, we moved our corporate headquarters from 996 190th Avenue, Woodstock, Minnesota 56186.   Our corporate office consists of a 5,300 square foot commercial building that previously housed the production, warehousing and general and administrative purposes of our NextGen subsidiary.   We also have entered into a one year lease for $3,000 per month for purposes of office and meeting space in Minneapolis, Minnesota. We maintain a shared office location in Chicago, Illinois with only nominal rent expense to us.  Two other employees maintain suitable home office arrangements without charge to us.

Juhl Wind and its subsidiaries maintain properties which are adequate for their operations.  At December 31, 2011, the electric generation facilities represented approximately 85%, of Juhl Renewable Assets’ gross investment in electric utility plant in service.

Generation Facilities.  At December 31, 2011, Juhl Wind, through its subsidiary Juhl Renewable Assets, held ownership interests in the following electric generating facilities:

Juhl Wind Facilities	Location	Geographic Region	Fuel	Total Facility Capability (MW)1
Winona Wind Farm2	Winona County, MN	Upper Midwest	Wind	1.5
Woodstock Hills Wind Farm3	Woodstock, MN	Upper Midwest	Wind	10.2
Valley View Wind Farm4	Murray County, MN	Upper Midwest	Wind	10
Total				21.7

1 Represents total facility capability; Juhl Renewable Assets’ net ownership interest in facility capacity exists to the same extent as its ownership interest in such facility
2 Juhl Renewable Assets owns 100% of Winona Wind Holdings, LLC, which owns 100% of Winona County Wind, LLC, the operator of a 1.5 megawatt wind farm.
3 Juhl Renewable Assets owns 99.9% of this wind facility
4 Juhl Renewable Assets owns 32.6% in this wind facility (specifically, Juhl Renewable Assets has a 36.6% voting interest in Juhl Valley View, LLC, and has an additional 13.9% voting power through a voting trust agreement with three other investors.  Juhl Valley View, LLC owns 99% financial rights and 49% governing rights of Valley View Transmission, LLC, which operates the Valley View wind farm).

Character of Ownership
Juhl Renewable Assets has a controlling interest in these wind farms.  Such wind farms are not owned in fee and encumbered by liens securing various financings.  Additionally, a majority of Juhl Wind’s generating facilities are located on leased land from owners of private property.

ITEM 3 LEGAL PROCEEDINGS

In March 2012, we received an order of judgment that we believe will greatly diminish the impact of a  a complaint was filed in March 2011 by a freight supplier claiming that the Company had not paid amounts due under contractual arrangements for delivery of wind turbine generator components along with additional unreimbursed costs in that regard. The Company believes that any settlement in this matter will not have a material effect on the financial position or operations of the business.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

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

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

	Year ended December 31,
Quarter	2009		2010		2011
	High	Low	High	Low	High	Low
First	2.45	1.71	$2.18	$1.55	$1.50	$0.70
Second	2.35	$1.55	$2.15	$1.70	$1.73	$0.92
Third	2.45	$1.92	$1.80	$1.20	$1.11	$0.79
Fourth	2.01	$1.81	$1.40	$1.05	$0.94	$0.41

On December 30, 2011, the closing price of our common stock, as reported by the OTC Bulletin Board, was $0.85 per share.

These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Holders

As of March 20, 2012, there were 22,194,978 shares of our common stock outstanding and approximately 41 holders of record of our common stock.  However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street name.”

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

2011 Options Grant.  On June 1, 2011, we granted options to three directors to purchase an aggregate of 30,000 shares of our common stock which vested on December 31, 2011 and remain unexercised. The options were awarded under our 2008 Incentive Compensation Plan and, subject to the terms of the Incentive Compensation Plan, allow for exercise in accordance with the terms of each individual grant. The options and underlying shares of common stock issuable upon exercise of the options were not registered under the Securities Act, or the securities laws of any state, and were issued in reliance on the exemption from registration afforded by Section 4(2) and Regulation D under the Securities Act and corresponding provisions of state securities laws.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

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

Transactions made pursuant to the Amended Plan, for the quarter ended December 31, 2011 are contained in the following table.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2011	2,500	$0.80	2,500	$31,035
November 1 through November 30, 2011	-	-	-	$31,035
December 1 through December 31, 2011	-	-	-	$31,035
Total	2,500		2,500

Transfer Agent

Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Dr., Henderson, NV  89014.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this Report beginning on page F-1.

Overview

Juhl Wind is an established leader in community wind power development and management, focused historically on wind farm projects throughout the United States.  We handle all aspects of wind project development, through our operating subsidiaries, including full development and ownership of wind farms, general consultation on wind projects, construction management of wind farm projects and system operations and maintenance for completed wind farms, which results in multiple revenue streams.  Our primary focus has been to build 5 MW to 80 MW wind farms that are jointly owned by local communities, farm owners, environmentally concerned investors, and our Company.  The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power. Our development of community wind power systems results in landowners owning a portion of the long term equity in the wind farm that resides on their land.  We pioneered community wind power systems, in developing the currently accepted financial, operational and legal structure providing local ownership of medium to large scale wind farms.  Since 1999, we have completed 21 wind farm projects, accounting for approximately 195 megawatts of wind power that currently operate in the Midwest region of the United States, and we provide operation management and oversight to wind generation facilities generating approximately 107 megawatts, through our subsidiary, Juhl Energy Services.  We are presently engaged in various aspects of the development of approximately 25 new wind farm projects in the United States totaling approximately 405 megawatts of wind power.

How We Operate

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

We hold contract rights, are involved with projects in development and under negotiation, and provide development activities in the wind power industry. Once wind farms are operational, we seek contract rights to provide administrative services agreements which call for management and administrative services to be provided to the operating wind farm, along with turbine and balance of plant maintenance services.  Our assets include five development services agreements, twelve projects in early development stages, and three agreements to conduct wind power feasibility studies.

The Wind Farm Ownership and Operation segment includes the sales of electricity generated from wind energy facilities, who have long-term, take-or-pay power purchase contracts with a utility purchaser. The electricity sales are typically billed on a monthly basis to the utility. The wind farms have operational expenses that generally include turbine and balance of plant maintenance fees, equipment repairs, land lease payments, administrative expenses, and debt service costs.

Due to the anticipated increased demand for electricity from alternative energy sources in 2012 and beyond, we believe the demand for wind energy developments and consumer-owned renewable energy products will be stable or will increase in the foreseeable future (even if the production tax credits expire). Our revenues have grown on an annual basis beginning in 2009; however, revenue will continue to be subject to shifts in timing due to project development delays resulting from our ability to obtain financing and the construction season in the Upper Midwest climate.

Factors Affecting Our Operating Results

Demand

Political factors have stressed the importance of renewable energy and U.S. energy independence, causing the demand for wind power in the United States to grow rapidly.  We believe that the market for community wind power will be maintained as a model for ongoing installations of wind power given the constraints of transmission capacity and utility power purchases that are currently affecting the growth of larger scale projects.   Although development of wind farms has been incentivized over the past 20 years by the PTCs and that the PTC’s are now set to expire, we believe there is impetus in the United States to increase its generation of electrical power through renewable energy means.

Growth in wind power is being driven by several environmental, socio-economic and energy policy factors that include:

●
ongoing increases in electricity demand due to population growth and growth in energy consuming devices such as computers, televisions and air conditioning systems, as coal and oil resources need replacing;

●
the fluctuating costs of the predominant fuels required to drive the existing fleet of conventional electric generation such as coal, natural gas, nuclear and oil, especially as recent low (subsidized) wind prices are roughly competitive with natural gas;

●
existing and growing legislative and regulatory mandates for “cleaner” forms of electric generation, including state renewable portfolio standards and the U.S. federal tax incentives for wind and solar generation, including the Recovery and Reinvestment Act enacted in February 2009 (although PTCs are set to expire at December 31, 2012, unless extended by Congress) ;

●
the expectancy that the Environmental Protection Agency will enact regulations and standards accelerating the retirement of aging coal plants and impacting the life of natural gas plants, thus increasing the need for replacement of resources;

●	uncertainty surrounding the growth potential of nuclear power plants;

●	wind projects have shorter development timeframe than natural gas plants and have greater flexibility to adapt to changing conditions;

●	worldwide concern over greenhouse gas emissions and calls to reduce global warming due to the carbon dioxide produced by conventional electric generation; and

●	newer wind turbine models are becoming more efficient (such as advances in wind turbine blade aerodynamics, development of variable speed generators, advances in remote operation and monitoring systems, improvements in wind monitoring and forecasting tools and advances in turbine maintenance) and offer improved capacity factors, and together with cost competition among suppliers, wind power systems have become more competitive with coal and gas on a dollar-per-megawatt-hour basis

In light of these factors and the resulting increase in demand for wind power, we believe that we are positioned to experience significant year-over-year growth and development of specific community wind farms throughout the United States. We can provide full-scale development of wind farms across the range of required steps including performing initial feasibility studies, assisting in power purchase agreement negotiations, arranging equity and debt project financing, providing equipment and  construction services, and managing operations.  Further, we will continue to develop our capabilities in the renewable energy space with development our solar projects.

Debt and Equity Financing Markets

Although demand for wind power is likely to increase for reasons described above, arranging project financing, particularly construction financing, has become increasingly difficult. The timing of the Company’s construction and turbine supply revenues associated with the development of wind farms is heavily impacted by the ability to complete debt and equity financing arrangements.

Wind farm development projects are dependent on the ability to raise debt and equity financing to fund the turbine and substation components, construction costs and other development expenses. We assist project owners in identifying sources of debt and equity capital as a part of our development efforts. We have expended significant efforts on behalf of our construction-ready wind farm projects to identify sources of debt and equity financing in order to proceed to the actual construction phase. The debt and equity sources include some financiers who are based in foreign countries and have experience in wind energy projects. It is our belief that many community wind farm project owners and developers across the U.S. are facing similar difficulties in arranging project financing as well, particularly construction financing. The difficulties in obtaining project financing is  especially  evident within banking institutions who have liquidity issues resulting from the recent recessionary conditions and a banking crisis that has led to U.S. government bailout programs in 2008. In light of the difficulties in arranging project financing, we are observing that turbine suppliers are also becoming a source of capital in the construction financing of wind farm projects. We expect credit conditions to improve and we will assist project owners in examining federal and loan guarantee programs as an additional means of securing project financing.

Our wind farm development projects are financed with a combination of debt, tax equity financing and other equity capital. At the initial stage of a project's development, we use a combination of equity capital and turbine supply loans to cover development expenses and turbine costs. Turbine supply loans are employed to finance a majority of the cost of a project's turbines. Once a project moves to the construction phase, we use a combination of equity capital and construction loans to finance the construction of the project, and also using our balance sheet and the resources of subcontractors for funding balance of plant and start-up costs.  Proceeds from the construction loans are typically used to fund construction and installation costs as well as to retire the turbine supply loans. Finally, once a project is complete and commercial operations begin, we permanently finance the project through a combination of term loans, tax equity financing transactions or other fixed-rate mezzanine capital, the proceeds of which are used to retire the construction loans and pay other service providers.

Further, we expect that with the elimination of the PTCs on December 31, 2012 (unless an extension is passed by Congress), financing will shift from unleveraged tax equity to more traditional project financing which has proven difficult.  Thus, alternative financing arrangements, such as vendor financing for construction costs, will become imperative in any wind development project, which is a type of financing we have used for a number of our projects

We believe that we have the ability to raise additional preferred stock monies through our subsidiary, Juhl Renewable Assets, and deploy this capital into our future project developments, and that there is sufficient interest by individual investors and private equity funds that desire to make renewable energy investments with a fixed rate of return.

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

Site selection also includes identification of sites that we believe may be suitable for development, and basic analysis of site viability for wind development projects. We make initial assessments of potential sites for our community wind farms based on a number of criteria, including topography; wind resource suitability; construction access; access to transmission networks; site size; land ownership; and environmental, zoning and other local and state laws and regulations. We make these assessments taking into account our business and operating strategy. We then proceed with an initial environmental screening, usually conducted on the basis of public available information and sometimes supplemented with a site visit by a qualified professional to identify environmentally sensitive areas. Once a site passes this initial review, we begin more detailed site-specific environmental assessments in connection with our permitting efforts, and establish constraints for turbine siting and civil and site engineering. These typically include detailed mapping and other studies, all aimed at ensuring that we may safely operate a potential project without detrimental impact on the local environment.

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

We acquired the wind farm development and management business of Juhl Energy Development and Juhl Energy Services, and Juhl Energy Development and Juhl Energy Services became our wholly-owned subsidiaries.  For accounting purposes, Juhl Energy Development was the acquirer in the share exchange transaction, and consequently the transaction is treated as a recapitalization of the company.  Juhl Energy Services was accounted for in a manner similar to pooling of interests due to common control ownership.

In October 2008, we acquired all of the issued and outstanding shares of common stock of NextGen.  Our acquisition of NextGen was accounted for in a manner similar to pooling of interests due to common control ownership. The assets and liabilities of NextGen were combined at historical cost for the portion (54%) under common control and at fair value for the non-controlling interest.  The activities of NextGen are included in the accompanying consolidated financial statements.

On May 19, 2010, we formed Juhl Renewable Assets, Inc. ("Juhl Renewable Assets" formerly Juhl Wind Asset Investment, Inc. and Juhl Wind Project Lending, Inc.), in the state of Delaware, as our wholly-owned subsidiary.   Juhl Renewable Assets revenue and expense activities will be reported on our financial statements on a consolidated basis in a similar manner as to Juhl Energy Services, Juhl Energy Development and NextGen.

On April 29, 2011, we acquired 99.9% of the membership interests of Woodstock Hills LLC (“Woodstock Hills”), a 10.2 MW wind energy facility.  The financial activities of Woodstock Hills have been consolidated into our financial statements subsequent to the purchase date.

On October 13, 2011, Juhl Renewable Assets became a 100% equity owner in Winona Wind Holdings, LLC (“WWH”), which in turn owns 100% of the Winona County Wind, LLC (“WCW”), the operator of a 1.5 MW wind energy facility. Prior to this acquisition, we had been consolidating the financial activities of WCW as a variable interest entity.  The financial activities of WWH and WCW were already incorporated into our consolidated financial statements prior to this acquisition.

Generally accepted accounting principles require certain variable interest entities (“VIE”s) to be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary.  Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Juhl Wind has determined that  Valley View Transmission, LLC (“Valley View”), a 10 MW wind farm that reached commercial operation in November 2011, is a VIE and that Juhl Wind is the primary beneficiary. Our financial statement footnotes describe in more detail the considerations made in determining that Valley View is a VIE, including the equity investment made in the Valley View project at the time of commercial operation.

Woodstock Hills, Valley View and Winona are wind energy generating facilities and in that regard, those activities are considered a new segment in our financial statement disclosures called Wind Farm Ownership and Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this report.

Significant Accounting Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of consolidated financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements and construction contract revenue; realizability of accounts and promissory notes receivable; valuation of deferred tax assets, stock based compensation and warrants, asset retirement obligations, determination of the primary beneficiary of a variable interest entity, derivative instruments, and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date.  Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

Our management has discussed the development and selection of these significant accounting estimates with our board of directors and our board of directors has reviewed our disclosures relating to them.

Results of Operations – Year ended December 31, 2011 Compared to Year ended December 31, 2010

Overview

Our general activity during the first half of 2011 was primarily focused on completing the financing and commissioning of two community wind farm projects in Meeker County, Minnesota, Adams and Danielson, comprising 40 MW of wind power,  together with completing financing arrangements for the following  two projects:  1)  financing of the 20 MW Grant County wind farm, which had reached commercial operation in August 2010, and 2)  the construction and financing for the 10 MW Valley View and 1.5 MW Winona wind farm projects.  Further, we completed the strategic acquisition of the majority ownership of the 10.2 MW Woodstock Hills wind farm and reached an agreement to sell our development rights to a Nebraska project. The completion of financing arrangements for the Grant County, Adams and Danielson projects resulted in our ability to recognize approximately $5.1 million in development fee revenue.

In the last half of 2011, we expended significant efforts necessary to complete construction and financing for the 10MW Valley View wind farm project, and construction completion of two wind farm projects in Winona County, the 5 MW GL Wind project and the 1.5 MW Winona wind farm project.  We made approximately $2 million of equity investments into the Winona and Valley View wind farm projects through our subsidiary, Juhl Renewable Assets, and in addition to possessing ownership interests we are also providing administrative services and balance of plant maintenance. We also assisted Valley View and Winona in obtaining the 1603 U.S. Treasury grants which funded approximately 30% of the project costs.

At December 31, 2011, we had no community wind farm projects under construction.  We continue to provide development services for various wind energy projects in our development pipeline and obtaining rights to co-develop future projects with other developers who do not have the capital, reputation and resources necessary to complete their project opportunities.  This will include evaluating opportunities with corporations who are interested in purchasing power as a part of green energy initiatives within their corporate strategy.

During 2011, we continued the prototype testing of a 33 kw class wind turbine and development of the Solarbank product line. Our revenues from this operating segment were insignificant during 2011 and we expect to increase our competitive market position in 2012 as we introduce these products and build distribution capabilities.

We acquired equity interests in 21.7 MW of wind farms during 2011 and as a result, our consolidated financial statements now reflect a significant increase in balance sheet assets and liabilities. We have included these investments in a new segment called Wind Farm Ownership and Operation.

Revenue

Total revenue increased by approximately $9,310,000, or 148.5%, from approximately $6,268,000 for the year ended December 31, 2010, to approximately $15,578,000, for the year ended December 31, 2011.

A comparison of our revenue for the years ended December 31, 2011 and 2010 is as follows:

	December 31, 2011	December 31, 2010	Change	% Change
JEDI:
Wind farm development	$8,288,191	$255,538	$8,032,653	3143.4%
Construction	5,242,048	4,648,616	593,432	12.8
JESI:
Management and maintenance	1,076,798	583,827	492,971	84.4
NextGen/JRES:
Small scale solar and wind	364,816	780,162	(415,346)	(53.2)
JRA:
Electricity Sales	605,804	-0-	605,804	inf
Total	$15,577,657	$6,268,143	$9,309,514	148.5%

Juhl Energy Development (JEDI)

Wind farm development revenue, increased by approximately $8,033,000 from approximately $256,000 for the year ended December 31, 2010 to approximately $8,288,000 for the year ended December 31, 2011.  The increase in revenue over the year ended December 31, 2010 is primarily attributable to wind farm development fee revenue earned from five wind farm projects that completed construction and financing arrangements during 2011, and one additional project where we recognized approximately $1,679,000 in net proceeds from the sale of our development work-to-date for cash. There was only one completed project in 2010.

Our construction revenues increased by approximately $593,000 over 2010.  This increase in construction contract revenue in 2011 is primarily related to having four construction projects (51.5 MW) during the year ended December 31, 2011 compared to two projects (21 MW) under construction during the year ended December 30, 2010. Two of the four projects in 2011 were limited to construction advisory services arrangements.

At December 31, 2011, we had no projects under construction and as such, our wind farm development and construction revenues for 2012 are dependent on our ability to develop and construct two late-stage development projects comprising 7 MW.  We do expect that the Crofton Hills wind farm, which we sold our development rights in 2011, will be completed in 2012 and therefore allow the recognition of $500,000 of deferred revenue.

Juhl Energy Services (JESI)

Revenue from wind farm administration, management and maintenance service increased by approximately $493,000 over 2010.  The increase is primarily attributable to $317,000 of increased turbine maintenance service contract revenues from three new wind farms in 2011, where we provided turbine maintenance revenues to 51 MW of wind farms in 2011 compared to 11 MW of wind farms in 2010. In addition, our management services revenues increased by $189,000 over 2010 as a result of adding one new wind farm administrative services contract. JESI currently has administrative services agreements for approximately 107 MW of wind farms, of which 22 MW relate to companies whose revenues are eliminated in consolidation.

We expect that our 2012 revenues will increase by $150,000 as a result of getting a full year run rate on existing service contracts that commenced in 2011. In addition, we have made bid proposals on existing wind farms for maintenance services and to the extent we are successful in our bids, our revenues will grow accordingly.

Juhl Renewable Assets (JRA)

In 2011, we acquired ownership in three wind farms (Woodstock Hills, Winona County and Valley View) and our consolidated financial statements include the operations of these entities. In 2010, we had no significant ownership investments in wind farms.

Revenue for electricity sales in 2011 was $605,000.  This amount was adjusted downward by $300,000 during 2011 based on the use of an accounting revenue recognition policy that reduces the current billing amounts to the average rate over the remainder of the power purchase contract and the accounting over a unfavorable PPA contract.

Next Generation Power Systems/Juhl Renewable Energy Systems (NextGen/JRES)

Revenues from the sales and services of small scale wind and solar products and services decreased by approximately $415,000 for the year ended December 31, 2011 from December 31, 2010.  The $415,000 decrease which was primarily related to a lower sales volume by NextGen of refurbished wind turbines (8 units in the period ended December 31, 2010 versus 3 units over the same period in 2011). NextGen has discontinued selling refurbished small turbine units and revenues will decrease as a result except for periodic maintenance services.  The JRES subsidiary is in the process of completing a new turbine design and testing of a new prototype model, and as such, its revenues will be delayed until design and test activities are completed within the next twelve months. JRES is also seeking to build revenue streams from the Solarbank product line but any significant revenues will probably not occur until 2013 as we seek to enhance our production and distribution capabilities.

Cost of Goods Sold

Costs of goods sold increased by approximately $1,123,000, or 22.9% in 2011, from approximately $4,894,000 for the year ended December 31, 2010 to approximately $6,017,000 for the year ended December 31, 2011.  The increase of $1,123,000 in cost of goods sold for the year ended December 31, 2011 is primarily attributable to the inclusion of wind farm operating costs of $502,000 (including depreciation) whereas there were none in 2010;  a $500,000 project payment made to Grant County local owners for their participation and assistance in project matters and completion of the wind farm;  increased construction costs  and maintenance services expenses attributable to a growth in revenue volume; and offset by approximately $530,000 in reduction in cost of sales related to reduction in the amount of NextGen small turbine sales.   Cost of goods sold amounts will fluctuate on a comparative basis since a substantial amount of the project costs are incurred in the first three months of the project construction period.

Gross margins increased by approximately $8,187,000, which is primarily attributable to the increase in development fee revenue noted above. Expenses related to development fee revenue are primarily payroll costs that are shown in the operating expense section.

Operating Expenses

General and Administrative Expenses.  General and administrative expenses increased by approximately $520,000, or 32.3%, from approximately $1,610,000 for the year ended December 31, 2010 to approximately $2,130,000 for the year ended December 31, 2011. For purposes of financial statement reporting at December 31, 2011, we have now combined investor relations expense as part of general and administrative operating expense.  The increase of $520,000 for the year ended December 31, 2011 was primarily attributable to an increase in investor relations expense of approximately $417,000  Such increase was due to our expanded investor relations communications to increase exposure of Juhl Wind as a result of our increased wind farm development and acquisition activities.  We incurred increased expenses in the area of legal and professional fees of approximately $107,000 as a result of our three wind farm acquisitions, registration statement, and involvement with the higher level of wind farm development and construction activity.

In addition, we note that our general and administrative expenses decreased for the year ended December 31, 2011 by approximately $73,000 due to prior year costs associated with the investigation of the small wind turbine manufacturing and distribution considerations, and we experienced expense increases of $83,000 and $40,000 in 2011 for advertising and travel, respectively.

Payroll and Employee Benefits.  Payroll and employee benefits expenses decreased by approximately $152,000, or 6.3%, from approximately $2,427,000 for the year ended December 31, 2010 to approximately $2,275,000 for the year ended December 31, 2011.  The $152,000 decrease over the twelve months ended December 31, 2011 was primarily attributable to a decrease of $214,000 in non-cash stock based compensation expense, offset by payments of approximately $45,000 to two officers who delayed a pay rate increase in 2010 to assist the Company with cash flow.  The overall employee count increased by two employees over 2010, primarily in the maintenance services area, and payroll related to maintenance services employees are considered as a part of cost of goods sold.

Wind Farm Administration Expenses.  Wind farm administration expenses represent costs that we incur to perform administrative services with respect to our management services contracts, as well as the general and administrative expenses incurred directly within the three wind farm entities that we are consolidating.  Wind farm administration expenses increased by approximately $184,000, or 220.4%, from approximately $84,000 for the year ended December 31, 2010 to approximately $268,000 for the year ended December 31, 2011.  The increase in expenses resulted primarily attributable to the following:  1) $129,000 in contractual payments made to local owners of the Grant County Wind project for project management purposes, and 2) inclusion of the Woodstock Hills, Valley View and Winona wind farm management and maintenance expenses of $53,000 to operate the wind farm since the April 29, 2011 acquisition date, including depreciation.

Other Income (expenses). Other income and expenses for the year ended December 31, 2011 include approximately $361,000 and $362,000 of interest income and interest expense, respectively, with respect to the promissory notes receivable and payable held in conjunction with the construction of the Grant County, Valley View and Winona wind farms. In 2011, we recorded a $320,000 loss for our share of net losses from Valley View between the time of our original equity investment in March 2011 and prior to the time of the acquisition in November 2011.  We also recorded a $320,000 gain related to remeasuring the original book value of our Valley View equity investment to fair value as a result of consolidating Valley View.

Operating Income (Loss)

Our operating income increased by approximately $7,634,000, or 278.0%, from an operating loss of approximately $2,746,000 for the year ended December 31, 2010 to operating income of approximately $4,888,000 for the year ended December 31, 2011.  The increase in operating income for the year ended December 31, 2011 is primarily attributable to the increase in development fee revenue of $8,033,000 earned from the completion of five wind farm developments and the sale of development work-to-date on one project, and approximately $430,000 revenue earned from two construction advisory services contracts.

Net Income (Loss)

Net income increased by approximately $4,842,000, or 269.0%, from a net loss of approximately $1,800,000 for the year ended December 31, 2010 to approximately $3,042,000 for the year ended December 31, 2011.  The increase in net income over the period ended December 31, 2011 is largely attributable to the increase in revenue sources noted under revenue and operating income sections above.

The net loss in the year period ended December 31, 2010 is indicative of the inconsistent revenue patterns of our wind farm development services business as revenue recognition is significantly impacted by the timing of the development fee revenue.

Changes in the Financial Condition for the Period ended December 31, 2011

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Accounts receivable of $2,065,000 at December 31, 2011 includes approximately $1,635,000 for construction activities of a 4.95 MW wind farm.  The December 31, 2010 accounts receivable balance included approximately $3.2 million, of which approximately $3.1 million was converted into a promissory note receivable with Valley View in March 2011 in conjunction with the closing of the project’s construction and bridge loan financing, and the note balance was either paid in 2011 or eliminated in consolidation.

We classified the $6,284,000 U.S. Treasury cash grant receivable for the Valley View wind farm as a separate line item in our financial statements. This receivable was collected in March 2012.

Property and Equipment

As of December 31, 2011 and December 31, 2010, we held $25,846,000 and $489,000 in net book value of property and equipment, respectively. The significant increase is related to the acquisition of $25,681,000 in wind turbine assets of the Woodstock Hills, Valley View and Winona wind farms in 2011. The wind farm assets were booked at fair value at the time of the acquisition for the Woodstock Hills and Valley View entities, and at book value for Winona due to common control.     Other assets included in property and equipment includes land, buildings, office equipment, shop equipment and service vehicles.

Liquidity and Capital Resource

Juhl Wind, as a holding company, does not directly operate or have any ownership in any revenue-producing generation facilities. Thus, it has no material assets other than the stock of its subsidiaries and depends upon transfers of funds from its subsidiaries to meet its obligations.

At December 31, 2011, we carried approximately $6.2 million in cash and short term-investments on the balance sheet (excluding restricted cash).   However, approximately $382,000 of the short-term investments has been designated as security for the bank notes payable of approximately $377,000 and therefore has been reflected in current assets as a restricted short-term investment on the consolidated balance sheet.  In order to provide additional protection to our cash reserves, we have obtained a $1.5 million letter of credit facility that provides security for the deposits that may not otherwise be insured through the Federal Deposit Insurance Corporation.

Our cash position improved by approximately $4.5 million over 2010 as a result of the completion of five wind farm development projects and related financings in 2011, together with the sale of the development rights and work-to-date on one other project. These events significantly enhanced our liquidity and capital resources, but we did provide for certain guarantees and warranties in conjunction with these events as we have mentioned in the financial statement footnotes and under Off-Balance Sheet Arrangements below.

During 2011, we made equity investments in three wind farms totaling 21.7 MW for a combined investment of approximately $2.3 million. Our net outlay of cash for these investments was approximately $600,000, and the remainder was accomplished by converting approximately $1,700,000 of our earned construction or development fees from the underlying projects.  We had not previously owned any wind farms prior to 2011. We expect to continue investigating wind farm acquisition opportunities as the marketplace appears to have owners, such as utilities or large developers, who are interested in selling projects where tax benefits have been depleted or simply that the ownership interests are no longer a fit for the organization.

Our investment in three wind farms during 2011 allows us to take advantage of accelerated depreciation deductions, or bonus depreciation, for federal income tax purposes. This provides us with significant benefits to offset our taxable income sources in 2011, and will provide net operating loss deductions in future years.

Development fees have represented a significant component of our revenue streams in the past.  Such fees are premised on contractual agreements and the ultimate realizability of these revenues are dependent on reaching commercial operation and final financing of wind farm projects. This does cause the timing of our revenue streams to be inconsistent as we are dependent on successful construction conditions such as weather as well as assisting in the closing of funding which normally has numerous legal conditions.

We will continue our internal efforts to assist our project owners in arranging financing terms for each project under development.  The ability to assist project owners with obtaining debt and equity financing is a material factor in producing our future development fee revenue streams and cash flow. We expect that we will be required to obtain interim vendor financing from turbine suppliers or a BOP subcontractor, and we are typically required to grant a security interest to those suppliers.  The security agreement allows the supplier to step-into our developer rights that we have to the project entity, after a passage of time typically 180 days from project completion.

Future Growth and Financing

Due to the anticipated increased demand for power from renewable energy sources in 2012 and beyond, we believe the demand for our services will increase in the foreseeable future.  Based on our anticipated level of revenues, we believe that funds generated from existing contractual agreements, together with existing cash resources, will be sufficient to finance our operations and planned capital expenditures through the next 24 months.  We will seek to obtain additional sources of recurring revenue from maintenance, administrative and services businesses through writing new business or undertaking additional mergers or acquisitions, and reduce the inconsistent revenue patterns that we see in our wind farm development business.

We will continue to pursue new community wind farm developments in order to maintain an active backlog of projects, including distributed generation projects that involve corporate businesses that, like utilities, express a desire to purchase electricity produced by wind farms on long-term contracts. However, we cannot assure that actions will be successful. Should revenue decline to a level significantly below our current expectations, we would reduce capital expenditures and implement cost-reduction initiatives which we believe would be sufficient to ensure that funds generated from operations, together with existing cash and funds available from borrowing under any open credit agreement.

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

The formation of Juhl Renewable Assets provides us with the ability to acquire ownership of existing wind farms that fit our distributed generation model and the size range of products that we typically develop.  We believe that the ownership of community wind farms will provide an ability to expand our services to wind farm operations and to create recurring, repeatable annual revenue streams for our business model.  At the current time, we have made investments into the 10 MW Valley View wind farm (February 2011), 10.2 MW Woodstock Hills wind farm (April 2011), and 1.5 MW Winona wind farm (October 2011).

In February 2012, the Company entered into a non-binding letter of intent with a regional engineering firm setting forth the basis for a possible acquisition by Juhl Wind of 100% of the ownership of the Target Company.  Execution of a definitive agreement is conditioned upon satisfactory completion of due diligence and the approval of such an agreement by the board of directors of Juhl Wind. We expect that this acquisition, if completed, will allow us to grow our revenues profitably and provide a contribution margin toward our corporate spend.

Net Cash – Operating Activities
Net cash provided by operating activities increased by approximately $7,095,000, from the net cash used in operating activities of approximately $1,620,000 for the year ended December 31, 2010 to net cash provided by operating activities of approximately $5,475,000  for the year ended December 31, 2011. The change in net cash provided by operating activities of $7,095,000 is primarily due to the collection of wind farm development and construction advisory fees from the Meeker County wind projects of approximately $4,200,000, collection of the Grant County wind farm development fee of approximately $1,700,000 and receipt of $1,700,000 in net proceeds from the sale of development work-to-date on the Crofton Hills wind project, together with increased gross margins from maintenance and construction activities.   In addition, we have worked with our primary construction subcontractors to either defer payments via a promissory note or payments outside a normal 30 day operation cycle.  We will continue to manage payments of accounts payable related to project-related expenses to coincide with billings on these projects and to obtain temporary financing arrangements, if considered necessary, to provide cash for project construction.

Net Cash – Investing Activities
Net cash used in investing activities decreased by approximately $259,000, from the net cash used in investing activities of approximately $550,000 for the year ended December 31, 2010 to net cash used in investing activities of approximately $291,000  for the year ended December 31, 2011.   The decrease is primarily attributable to the receipt in 2011 of a $1,413,000  cash grant received in December 2011 from the U.S. Treasury relating to the Winona wind farm project, and offset by net cash investments made to acquire the Woodstock Hills, Valley View and Winona wind farms of $219,000, a $280,000 purchase of a minority equity interest investment in a unrelated company, and $205,000 in property additions unrelated to wind farms. We made similar amounts of cash payments of approximately $1,100,000 in both 2011 and 2010 for project development costs (primarily the Winona project).

Net Cash – Financing Activities
Net cash flow used in financing activities increased by approximately $592,000, from the net cash flow provided from financing activities of approximately $14,000 for the year ended December 31, 2010 to net cash used in financing activities of approximately $578,000 for the year ended December 31, 2011. The increase in cash used for financing activities is primarily attributable to using cash to make approximately $143,000 of stock repurchases relating to our October 2010 stock buyback program,  $183,000 cash dividend payments to a Series A Preferred Stock shareholder for two quarterly dividend payments,  $320,000 of principal payments on nonrecourse debt and bank notes, and offset by $180,000 in cash raised from the sale of a new issue of preferred stock by our subsidiary, Juhl Renewable Assets.   In addition, there were new bank borrowings in 2011 of approximately $704,000 relating to the closing of the Valley View loan, and approximately all of these proceeds together with an additional $102,000 (combined total $806,000) were used in increasing  lender-controlled escrow reserves. We do not anticipate paying future quarterly dividends in cash on the Series A Preferred Stock.  Payments on the nonrecourse debt will increase to approximately $800,000 in 2012 as the current year does not include a full year of payments.

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

The Company agreed to guarantee certain payments to investors in the Valley View wind farm project as set forth below:

•
the timely payment of any and all guaranteed payments required to be paid to  preferred membership investors (who contributed approximately $2.5 million)  as they may become due under the respective LLC operating agreements, and the timely payment of any and all amounts payable upon exercise of a put right by such preferred members.  The put right is under not under the Company’s control and may occur either in two years or in certain cases, ten years.  The Company does  have up to six months from the date that to make such Put Right Payment, and should Juhl Wind fail to make the Put Right Payment within such six month period, the principal amount owed by the Company is subject to a penalty of an additional 10%.

•
The Company has agreed, with respect to a put right made available to one of the Common Members in the Valley View project (who contributed $500,000) to redeem any of its units then held by the Purchaser for a price in cash equal to the present value of the (i) estimate future distributions to be made to Purchaser net of (ii) estimated future income allocations for which no distributions are projected to be made (“Put Right Purchase Amount”).  If the Company fails to pay in full the put right purchase amount in cash on the due date, the Company shall issue a promissory note with a maturity date not exceeding 36 months and pay interest thereon.

•
In March 2011,  the Company had guaranteed the payment obligations of Valley View Transmission to its turbine supplier under a Turbine Supply Agreement between such parties.   The maximum liability was $1,800,000 if warranty obligations survive a five-year term as described in such Turbine Supply Agreement, or $1,275,000 if warranty obligations are not extended for such five year period, as set forth in such Turbine Supply Agreement.   The payments required under the Turbine Supply Agreement have now been met in connection with the equity raise and the Company’s  guaranty in favor of the turbine supplier has been terminated.

•
The Company has made certain representations and warranties with regard to indemnifications in conjunction with the funding activities of the Valley View and Grant County wind farms, including potential liabilities for Section 1603 Treasury Grant recapture or tax liabilities attributable to the period prior to the closing date.

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

Variable Interest Entities.

The Company has determined that one of its wind farm projects are variable interest entities (“VIE”).  The footnotes to our consolidated financial statements provide our analysis and judgments with respect to whether or not the Company should consider consolidation of these VIE’s into our financial statements. We have consolidated one VIE because we believe that we had implicit power to significantly impact the economic performance of the limited liability company associated with that wind farm project.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Juhl Wind, Inc.
Consolidated Financial Statements
December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Juhl Wind, Inc. and Subsidiaries
Pipestone, Minnesota

We have audited the accompanying consolidated balance sheets of Juhl Wind, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. Juhl Wind, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juhl Wind, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

   Certified Public Accountants

Minneapolis, Minnesota
March 30, 2012

JUHL WIND, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	DECEMBER 31,	DECEMBER 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$5,251,148	$645,596
Restricted cash	335,793	110,016
Short-term investments and accrued interest receivable	564,927	626,879
Short-term investments - restricted	382,269	418,654
Accounts receivable	2,064,939	3,198,632
Grant receivable- U.S. Treasury 1603 cash grant	6,284,476	-
Promissory note receivable, including interest	-	5,264,093
Inventory	270,873	1,636,234
Reimbursable project costs	-	415,029
Costs and estimated profits in excess of billings	-	661,418
Other current assets	664,955	138,971
Current deferred income taxes	108,000	1,289,000
Total current assets	15,927,380	14,404,522

PROPERTY AND EQUIPMENT, Net	25,846,403	488,889

OTHER ASSETS
Deferred income tax asset	-	348,000
Investment, at cost	400,000	-
Escrow cash reserves for contractual commitments	900,870	-
Loan financing costs, net	13,607	-
Project development costs	283,141	2,851,450
Total other assets	1,597,618	3,199,450

TOTAL ASSETS	$43,371,401	$18,092,861

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,828,276	$1,105,360
Short-term notes payable	2,964,703	411,167
Accrued liabilities	1,097,338	519,252
Customer deposits	68,448	26,940
Income taxes payable	90,000	-
Deferred revenue - license arrangement and other	628,833	275,571
Promissory notes payable, including interest	4,576,063	10,328,008
Derivative liabilities- interest rate swap	199,946	-
Current portion of nonrecourse debt	737,167	-
Total current liabilities	14,190,774	12,666,298

LONG-TERM LIABILITIES
Nonrecourse debt, net of current portion	10,650,328	-
Derivative liabilities- interest rate swap	812,553	-
Deferred revenue - license arrangement and 1603 Grant, net of current portion	2,186,089	879,000
Deferred revenue - power purchase contract	3,720,373	-
Deferred income taxes	157,000	-
Total long-term liabilities	17,526,343	879,000

REDEEMABLE PREFERRED MEMBERSHIP INTERESTS	2,543,635	-

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY	180,000	-

STOCKHOLDERS' EQUITY
Controlling interest in equity:
Preferred Stock, 20,000,000 shares authorized Series A convertible preferred stock - $.0001 par value, 4,820,000 issued and outstanding as of December 31, 2011 and 2010	2,527,731	2,527,731
Series B convertible preferred stock - $.0001 par value, 5,966,792 and 6,567,006 issued and outstanding at December 31, 2011 and 2010, respectively	11,392,403	12,819,116
Common Stock - $.0001 par value; 100,000,000 shares authorized, 22,059,803 and 21,235,485 issued and 21,870,199 and 21,177,505 outstanding December 31, 2011 and 2010, respectively	2,206	2,123
Additional paid-in capital	8,550,435	6,679,294
Treasury stock, 189,604 and 57,980 shares held by the Company at December 31, 2011 and 2010, respectively	(218,965)	(73,926)
Accumulated deficit	(14,650,814)	(17,475,835)
Noncontrolling interest in equity	1,327,653	69,150
Total stockholders' equity	8,930,649	4,547,563

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,371,401	$18,092,861

The accompanying notes to the Consolidated Financial Statements are an integral part of this statement.

JUHL WIND INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011		2010

REVENUE	$15,577,657	100.0%	$6,268,143		100.0%

COST OF GOODS SOLD	6,017,327	38.6	4,894,481		78.1

GROSS PROFIT	9,560,330	61.4	1,373,662		21.9

OPERATING EXPENSES
General and administrative expenses	2,130,167	13.7	1,609,871		25.7
Payroll and employee benefits	2,274,497	14.6	2,426,817		38.7
Wind farm administration expenses	267,783	1.7	83,583		1.3
Total operating expenses	4,672,447	30.0	4,120,271		65.7

OPERATING INCOME (LOSS)	4,887,883	31.4	(2,746,609)		(43.8)

OTHER INCOME (EXPENSE)
Interest income	422,396	2.7	655,468		10.5
Interest expense	(486,908)	(3.1)	(687,024)		(11.0)
Loss in fair value of interest rate swap	(5,214)	(0.0)	-		0.0
Loss from equity method investment	(320,166)	(2.1)	-		0.0
Gain on previously held equity interest	320,014	2.1	-		0.0
Total other expense, net	(69,878)	(0.4)	(31,556)		(0.5)
Investment
INCOME (LOSS) BEFORE INCOME TAXES	4,818,005	31.0	(2,778,165)		(44.3)

INCOME TAX BENEFIT (EXPENSE)	(1,776,000)	(11.4)	978,000		15.6

NET INCOME (LOSS)	3,042,005	19.6	(1,800,165)		(28.7)

LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	7,897	-	(16,978	) #	(0.3)

NET INCOME (LOSS) ATTRIBUTED TO JUHL WIND, INC.	$3,034,108	19.6%	$(1,783,187	) #	(29.0	) %

PREFERRED DIVIDENDS	416,629		390,955

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,617,479		$(2,174,142)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	21,658,433		21,132,144

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.12		$(0.10)

The accompanying notes to the Consolidated Financial Statements are an integral part of this statement.

JUHL WIND INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			Convertible		Convertible					Total
			Preferred Stock		Preferred Stock		Additional			Stockholders'	Non-	Total
	Common Stock		Series A		Series B		Paid-In	Treasury	Accumulated	Equity-	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Juhl Wind	Interest	Equity

BALANCE December 31, 2009	20,982,860	$2,098	4,820,000	$2,527,731	6,567,006	$12,819,116	$6,089,361	$-	$(15,692,648)	$5,745,658	$-	5,745,658

Net loss	-	-	-	-	-	-	-	-	(1,783,187)	(1,783,187)	(16,978)	(1,800,165)

Stock-based compensation	-	-	-	-	-	-	589,868	-	-	589,868		589,868

Series A preferred stock dividend paid in common stock	252,625	25	-	(390,955)	-	-	390,930	-	-	-		-

Series A Preferred dividends	-	-	-	390,955	-	-	(390,955)	-	-	-	-	-

Minority interest in Winona County	-	-	-	-	-	-	-	-	-	-	86,128	86,128

Common stock purchased pursuant to Stock Repurchase Plan	-	-	-	-	-	-	-	(73,926)	-	(73,926)	-	(73,926)

BALANCE - December 31, 2010	21,235,485	2,123	4,820,000	2,527,731	6,567,006	12,819,116	6,679,204	(73,926)	(17,475,835)	4,478,413	69,150	4,547,563

Net income	-	-	-	-	-	-	-	-	3,034,108	3,034,108	7,897	3,042,005

Stock-based compensation	-	-	-	-	-	-	375,451	-	-	375,451		375,451

Series A preferred stock dividend paid in common stock	224,104	23	-	(207,542)	-	-	207,519	-	-	-		-

Series A preferred stock dividend paid in cash			-	(183,413)	-	-		-	-	(183,413)		(183,413)

Issuance of common stock upon conversion of Series B Preferred Stock	600,214	60	-	-	(600,214)	(1,426,713)	1,426,653	-	-	-		-

Series A preferred dividends	-	-	-	390,955	-	-	(207,542)	-	(183,413)	-	-	-

Dividends on subsidiary preferred stock paid in cash	-	-	-	-	-	-	-	-	(490)	(490)		(490)

Dividends paid on preferred membership interests in wind farms	-	-	-	-	-	-	-	-	(25,184)	(25,184)		(25,184)

Capital contributions to consolidated entities by noncontrolling interests	-	-	-	-	-	-	-	-	-	-	1,319,756	1,319,756

Reclassification of prior noncontrolling interest due to acquisition	-	-	-	-	-	-	69,150	-	-	69,150	(69,150)	-

Common stock purchased pursuant to stock repurchase plan	-	-	-	-	-	-	-	(145,039)	-	(145,039)	-	(145,039)

BALANCE -December 31, 2011	22,059,803	$2,206	4,820,000	$2,527,731	5,966,792	$11,392,403	$8,550,435	$(218,965)	$(14,650,814)	$7,602,996	$1,327,653	$8,930,649

The accompanying notes to the Consolidated Financial Statements are an integral part of this statement.

JUHL WIND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,042,005	$(1,800,165)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	411,442	54,405
Loss on impairment of project development costs	79,641	-
Stock-based compensation	375,451	589,868
Loss from equity method investment	320,166	-
Gain on previously held equity interest	(320,014)	-
Loss on fair value of interest rate swap	5,214	-
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,724,962)	(1,580,658)
Promissory notes receivable	50,198	-
Unbilled receivable	-	49,002
Inventory	29,340	29,573
Reimbursable project costs	407,070	182,339
Costs and estimated earnings in excess of billings	661,418	107,652
Other current assets	106,461	(15,814)
Accounts payable	507,467	1,316,662
Promissory notes payable	(765,221)	-
Accrued expenses	(76,097)	400,681
Income taxes payable	90,000	-
Deferred income taxes	1,686,000	(978,000)
Customer deposits	41,508	(175,371)
Deferred revenue	548,267	199,825
Net cash provided by (used in) operating activities	5,475,354	(1,620,001)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from short-term investments	347,903	706,711
Purchases of short-term investments	(249,566)	-
Proceeds from cash grant	1,413,461	-
Acquisition of wind farms, net of cash acquired	(219,340)	-
Payment for investment	(280,000)	-
Payments for project development costs	(1,098,603)	(1,143,656)
Payments for property and equipment	(205,295)	(113,255)
Net cash provided by (used in) investing activities	(291,440)	(550,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	(7,291)	93,107
Escrowed cash reserves for contractual commitments	(806,821)	-
Cash dividends paid	(183,902)	-
Proceeds from sale of preferred stock of subsidiary	180,000	2,625,847
Payments on the promissory note payable	-	(2,625,847)
Proceeds from nonrecourse loan	704,405	-
Principal payments on bank notes payable	(319,714)	(5,686)
Payments for treasury stock	(145,039)	(73,926)
Net cash provided by (used in) financing activities	(578,362)	13,495

NET INCREASE (DECREASE) IN CASH	4,605,552	(2,156,706)

CASH BEGINNING OF THE PERIOD	645,596	2,802,302

CASH END OF THE PERIOD	$5,251,148	$645,596

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$440,663	$17,468

NONCASH INVESTING AND FINANCING ACTIVITIES
Series A preferred stock dividend	$390,955	$390,955
Series A dividend payment in common stock	$207,519	$-
Promissory note receivable received upon issuance of promissory note payable	$5,264,093	$1,375,186
Promissory note receivable and payable reduction for collectability	$-	$635,158
Project development costs converted to equity investment in wind farm	$(293,031)	$-
Conversion of note receivable to equity investment in wind farm	$(1,557,969)	$-
Conversion of Series B Preferred stock to common stock	$1,313,396	$-
Inventory costs converted to project development costs	$1,393,333	$-
Non-controlling interest capital asset contribution	$-	$86,128
Promissory note payable issued for construction financing	$-	$(1,375,186)
Promissory note issued as payment on accounts payable for construction financing	$-	$(2,435,852)
Promissory note issued for turbine inventory financing	$-	$(1,313,397)
Promissory note issued for project development costs	$-	$(1,314,666)
Promissory note issued for accounts receivable	$(3,217,676)	$-
Project development costs transferred to property and equipment	$(4,419,440)	$-
Other	$(9,928)	$-

The accompanying notes to the Consolidated Financial Statements are an integral part of this statement.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

  1.       ORGANIZATION

Juhl Wind, Inc. is an established leader in community wind power development and management, focused on wind farm projects throughout the United States.  The Company handles all aspects of wind project development, through our operating subsidiaries, including full development and ownership of wind farms, general consultation on wind projects, construction management of wind farm projects and system operations and maintenance for completed wind farms.

Juhl Wind, Inc. (“Juhl Wind” or “the Company”) conducts business under five subsidiaries, Juhl Energy Services, Inc. (formerly DanMar and Associates, Inc.) (“JES”), Juhl Energy Development, Inc. (“JEDI”), Juhl Renewable Assets, Inc. (“JRA”), Next Generation Power Systems, Inc. (“NextGen”), and ownership and operational duties over the following  three operating wind farms--Woodstock Hills LLC (“Woodstock Hills”), Winona County Wind (“Winona”) and Valley View Transmission, LLC (“Valley View”).  All intercompany balances and transactions are eliminated in consolidation.

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

Juhl Wind initially determined that its Winona County wind farm project was a VIE requiring consolidation of financial statements at December 31, 2010 and through the first three quarters of 2011.  Accordingly, the Company’s consolidated financial statements included the accounts of Winona County for those periods. During the fourth quarter of 2011, Juhl Wind acquired 100% of the ownership interest and accounting for this acquisition under the “common control” rules of ASC 805.  See Note 26 for further discussion.

As a result of a transaction that occurred during the fourth quarter of 2011, Juhl Wind determined that the Valley View wind farm project is now considered a VIE requiring consolidation by the Company. Accordingly, the Company’s consolidated financial statements include the accounts of Valley View effective November 30, 2011. Previous to the transaction, the Company accounted for this investment under the equity method of accounting. See Note 26 for further discussion.

All significant intercompany investments, balances, and transactions have been eliminated.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH
The Company maintains cash balances at various financial institutions.  Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At times throughout the year cash balances may exceed the FDIC insurance limits.  In August 2008, the Company obtained an excess deposit insurance bond to insure deposits up to an additional $2.4 million beyond the FDIC coverage. The bond was effective August 2008 through February 2010, and subsequently was replaced in February 2010 with a $1.7 million irrevocable letter of credit. This letter of credit was subsequently reduced to $1.5 million in November 2011. The Company monitors its cash balances to ensure adequacy of collateral for depository balances at financial institutions that exceed FDIC insured amounts.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

RESTRICTED CASH
Restricted cash and escrow reserves for lender includes deposits held in bank accounts under the control by the lender or the  power purchaser for which the use of funds, as required by financing agreements, is restricted to meet specific project  obligations and debt service requirements.

SHORT TERM INVESTMENTS
Short-term investments include certificates of deposits maintained at various financial institutions. The certificates are intended to be held for investment purposes through their maturity dates that occur at various times throughout the next 12 months.  At December 31, 2011 and 2010, the Company’s short-term investments totaled approximately $565,000 and $627,000, respectively, which included accrued interest receivable.

RESTRICTED SHORT TERM INVESTMENTS
Restricted short-term investments include certificates of deposits maintained at various financial institutions and totaled approximately $382,000 and $419,000 at December 31, 2011 and 2010, respectively. These restricted investments included accrued interest receivable. The certificates are intended to be held for investment purposes through their maturity dates that occur at various times throughout the next twelve months.  These investments are classified as restricted as they being held as collateral against a note payable to a bank.

ACCOUNTS RECEIVABLE
Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Trade accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts, however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not considered necessary at December 31, 2011 or December 31, 2010.

SECTION 1603 GRANTS
Section 1603 of the American Recovery and Reinvestment Act of 2009 allows the Treasury to provide a grant in lieu of Investment Tax Credits (a “Section 1603 grant”) for renewable generation property. The grant is approximately 30% of the allowed tax basis capital expenditures for the wind farm. Earned Section 1603 grants are deferred on the balance sheet as deferred revenue. Amortization of the deferred revenue is recognized over the estimated useful life of the wind turbines and recorded as a reduction to depreciation expense.

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

At December 31, 2011 and 2010, respectively, -0- and $2,228,332 of the project development costs were  related to a consolidated VIE and generally not available to the Company.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently.
Property and equipment are being depreciated over their estimated useful lives using the straight-line method.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Major categories of property and equipment and their depreciable lives are as follows:

Building and Improvements	7-39 Years
Vehicles	5 Years
Machinery and Shop Equipment	5-7 Years
Wind Turbines and Substation	13-25 Years

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

ESCROW CASH RESERVES FOR CONTRACTUAL COMMITMENTS
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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis adhere to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company has adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•
Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the year ended December 31, 2011 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

The carrying value of cash, restricted cash, accounts receivable, accounts payable and accrued liabilities and other working capital accounts approximates fair value due to the short maturity of these instruments.

 DERIVATIVE FINANCIAL INSTRUMENTS
The Company has an interest rate swap agreement that effectively converts 75% of the borrowings on its long-term debt from a variable interest rate to a fixed interest rate. The fair value of the interest rate swap liability is recorded in the balance sheet, and changes in fair value of the interest rate swap agreement are recognized as other income in the statement of operations. Further information related to the interest rate swap is discussed in Note 17.

USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements and construction contract revenue; realizability of accounts and promissory notes receivable; determination of the primary beneficiary of a variable interest entity; valuation of deferred tax assets, deferred power purchase revenue, stock-based compensation and warrants, asset retirement obligations, derivative instruments and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date.  Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

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
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Wind Farm Construction Services
The Company recognizes revenue on construction contracts on the percentage of completion method with costs and estimated profits included in contract revenue as work is performed. Construction contracts generally provide that customers accept completion of progress to date and compensate the Company for services rendered measured in terms of units installed, hours expended or some other measure of progress. The Company recognizes revenue on both signed contracts and change orders. A discussion of the treatment of claims and unapproved change orders is described later in this section. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred as part of the balance of plant contract (which excludes the wind turbines) and accrued to date for each contract to the estimated total cost for each contract at completion. The Company generally considers contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material (excluding wind turbines), labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed which management estimates will be billed and collected within the next twelve months.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. Costs and estimated earnings in excess of billings on uncompleted contracts are amounts considered recoverable from customers based on different measures of performance, including achievement of specific milestones, or at the completion of the contract.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Electricity sales
Electricity sales by wind energy facilities to its utility purchaser are recognized as electrical energy is produced.   In accordance with generally accepted accounting principles, revenue levelization is required whenever there is a variable, de-escalating pricing arrangement such as the power purchase agreement (PPA) with Woodstock Hills.  This requires that the revenue be levelized over the term of the agreement.  The revenue recognized is the lesser of the amount billable under the contract, or the amount determined by the megawatt hours made available during the period multiplied by the average revenue per megawatt hour over the life of the PPA.

The Woodstock Hills wind farm is credited with producing Renewable Energy Credits (REC’s). These have a market value, and as REC’s are sold on the open market, the Company will recognize the proceeds as a reduction in the carrying amount of the deferred power purchase contract revenue.

EARNINGS (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Diluted net income per share is computed by dividing net income (loss) by the weighted average number of shares and share equivalents outstanding during the period. For the year ended December 31, 2011, the Company had no share equivalents outstanding relating to outstanding stock options and warrants because their respective exercise prices were greater than the average closing market price of the Company’s common stock.  For the year ended December 31, 2010, the effects of the share equivalents were excluded from the computation of diluted shares outstanding as their effects would be anti-dilutive, due to the Company’s net loss attributable for common stockholders for those periods.

INCOME TAXES
Deferred income taxes are provided for timing differences between financial statements and income tax reporting, primarily from the use of accelerated depreciation methods for income tax purposes, stock based compensation, prepaid expenses, accrued liabilities, warranty costs, deferred revenue and net operating losses that are available to offset future taxable income.  The measurement of deferred tax assets and liabilities is based on provisions of the 1 benefits and liabilities when realization of the tax position is uncertain. The first step is to determine whether the tax positions meet the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2008.  The Company's policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of December 31, 2011 or 2010 and such uncertain tax positions as of each date are insignificant.

COMPARATIVE DATA
Certain 2010 balance sheet line items have been reclassified to conform to the current year’s presentation. Deferred licensing revenue has been reclassified into short and long term portions in order to present the nature of the revenue to be recognized.  Series A preferred stock dividends for 2010 that were paid in the form of common stock have been reclassified as a reduction of additional paid-in capital rather than accumulated deficit.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Liquidation Rights of Series A

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, including a merger or consolidation of the company with or into another company, or any transfer, sale or lease by us of substantially all of the assets, the holders of Series A will be entitled to receive out of the assets available for distribution to stockholders, before any distribution is made to holders of common stock or any other series of the preferred stock, liquidating distributions in an amount equal to $1.20 per share, plus accrued but unpaid dividends, which totaled $5,883,000 including dividends accrued of approximately $99,000 at December 31, 2011.

Redemption Rights of Series A

Series A may not be redeemed by the Company at any time.

Dividends Rights of Series A

Series A will be entitled to receive dividends at a rate of 8% per year, payable quarterly in arrears in cash or shares of common stock. The Company has accrued dividends to Series A totaling approximately $99,000 at December 31, 2011 and December 31, 2010.

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
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

5.        CUMULATIVE PREFERRED STOCK OF SUBSIDIARY

In December 2011, the Company’s wholly-owned subsidiary, Juhl Renewable Assets, Inc. issued 180,000 shares of Cumulative Series A Preferred Stock at a stated price of $1.00 per share.  The subsidiary has designated 6,000,000 shares for this purpose. The Company expects to use the proceeds from the sale of preferred stock for investment in renewable energy projects or investments.  Holders of the Preferred stock will be entitled to receive, to the extent of legally available funds, a targeted dividend of 9% per annum, payable quarterly.  Dividends for the year ended December 31, 2011 were less than $1,000. The preferred shares carry no voting rights but have a liquidation preference over common stockholders of the subsidiary.  The Company has the call protection right whereby it has the right, but not an obligation, to redeem any outstanding shares subject to the provisions in the certificate of designation. The Company has treated the preferred stock as a liability based on the designations and rights offered to preferred stockholders.

6.        REDEEMABLE PREFERRED MEMBERSHIP INTERESTS

The Valley View wind farm, which is consolidated in the Company’s financial statements (see Note 26), includes membership interests that carry preferences that are not available to common members. At November 30, 2011, approximately $2,518,450 was contributed (or converted from common interests).  These membership interests include a put right at the option of the respective member, to request redemption of the membership interests after two years, or in the case of one member, after 10 years.   The put right is not under control of the Company and as such, these membership interests, together with accrued dividends of $25,185, are being carried outside of permanent equity on the consolidated balance sheet.

7.        PROMISSORY NOTE RECEIVABLE

Promissory notes receivable consists of the following:

	December 31, 2011	December 31, 2010

Note receivable from the Grant County wind farm, including interest at 8%; On March 9, 2011, the note balance was converted to a new note (see further discussion below)	$-	$5,264,093

Totals	-	5,264,093
Less: current maturities	-	(5,264,093)
Total long term receivables	$-	$-

On March 9, 2011, the Grant County Project sold 99% of new membership interests to a new equity investor. As a part of that transaction closing, proceeds of $750,000 were used to pay down the promissory note balance of $5,264,093, of which the  Company received approximately $242,000 directly in cash and in addition, a payment of $508,000 that was paid by agreement of the parties directly to our primary subcontractor holding the promissory note payable.  Also in conjunction with this equity investment, JEDI, along with the project turbine supplier and our primary subcontractor, simultaneously agreed to a new credit facility to act as temporary lenders to the project until a permanent take-out loan is completed.  The new credit facility terminated the previous vendor note financing structures that had been put in place in 2009 by the turbine supplier, JEDI and its primary subcontractor (the “Development Partners”).  In its place, new promissory notes were created for each of the Development Partners under the new credit agreement with the project company. The Company’s new note was $1,757,895, which was fully paid in September 2011.

8.        CONCENTRATIONS, RISKS AND UNCERTANTIES

The Company derived approximately 83% of its revenue for the year ended December 31, 2011 from six customers primarily as a result of the construction activities and wind farm development fees, and 79% of its revenue for the year ended December 31, 2010 was from sales to five customers. At December 31, 2011 and December 31, 2010, 79% and 97% of the Company's accounts receivable were due from one customer, respectively.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

9.        ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31, 2011	December 31, 2010
Wind farm development/management	$253,928	$23,284
Electricity sales	321,619	-
Construction contracts	1,440,303	3,165,787
Turbine sales and service	49,089	9,561
Total	$2,064,939	$3,198,632

10.      INVENTORY

Inventory consists of the following:

	December 31, 2011	December 31, 2010
Materials and supplies	$270,873	$242,901
Wind turbines designated for construction contract	-	1,393,333
Work-in-progress	-	-
Total	$270,873	$1,636,234

11.      PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2011	December 31, 2010
Land and improvements	$60,158	$18,700
Building and improvements	294,590	288,218
Equipment, including vehicles	413,358	414,940
Turbines and improvements	25,633,493	-
Construction in process	65,284	58,903
Subtotal	26,466,883	780,761
Less accumulated depreciation	(620,480)	(291,872)
Total	$25,846,403	$488,889

12.      CONSTRUCTION CONTRACTS

The status of construction contracts is as follows:

	December 31, 2011	December 31, 2010
Costs incurred on uncompleted contracts	$-	$10,914,418
Estimated earnings recognized	-	751,164
Less: billings to-date	-	(11,004,164)
Totals	$-	$661,418

Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings	$-	$661,418
Billings in excess of costs and estimated earnings	$-	$-

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

13.      INCOME TAXES

The Company files a consolidated tax return inclusive of each of its wholly-owned subsidiaries, JES (formerly DanMar), JEDI, JRA and NextGen.

The Company has recorded deferred tax assets and liabilities arising from the anticipated timing differences recorded in the financial statements and income tax returns for various accrued expenses, accounting methods used in computing depreciation and revenue recognition and benefits from net operating loss carryforwards.

The income tax provision (benefit) for the years ended December 31, 2011 and 2010 consists of the following components:

	2011	2010
Current	$90,000	$-
Deferred	1,686,000	(978,000)
Total income tax provision (benefit)	$1,776,000	$(978,000)

The components of the deferred income tax asset and liability as of December 31, 2011 and December 31, 2010 are as follows:

	2011	2010*
Current deferred income tax asset:
Accrued vacation and compensation	$111,000	$178,000
Reserves for warranty and other	51,000	18,000
Net operating loss carryforward	-	1,310,000
Total	$162,000	$1,506,000

Non-current deferred income tax asset:
Stock-based compensation expense	$818,000	$667,000
Deferred revenue/other	472,000	390,000
Net operating loss carryforward	1,672,000	-
1603 cash grant basis	562,000	-
State depreciation adjustments	358,000	-
Less valuation allowance	(818,000)	(681,000)
Total	$3,064,000	$376,000

Current deferred income tax liability:
Completed contract accounting	$-	$217,000
Prepaid expenses	54,000	-
Total	$54,000	$217,000

Non-current deferred income tax liability
Depreciation	$3,221,000	$28,000

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Deferred income taxes are presented on the consolidated balance sheet under the following captions at December 31, 2011 and 2010:

	2011	2010
Net current assets	$108,000	$1,289,000
Net non-current assets	-	348,000
Net non-current liabilities	(157,000)	-
Total	$(49,000)	$1,637,000

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2011, a valuation allowance of $818,000 has been recognized for deferred tax assets, primarily for stock-based compensation.

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the year ended December 31, as follows:

	2011		2010

Statutory tax rate	$1,638,000	34.0%	$(919,000)	34.0%
States taxes, net of federal benefit	289,000	6.0	(162,000)	6.0
Nondeductible income/expenses	10,000	0.2	7,000	(0.3)
Other, net	(298,000)	(6.2)	3,000	(0.1)
Increase in valuation allowance	137,000	2.8	93,000	(3.4)
	$1,776,000	36.8%	$(978,000)	36.2%

14.      PROMISSORY NOTES PAYABLE

Promissory notes payable consists of the following:

	December 31, 2011	December 31, 2010

Note payable to a construction subcontractor, including interest at 8%, secured by the Company’s rights in its Development and Construction Services Agreement from underlying project and guaranteed by Juhl Wind parent company. In 2011, the balance was converted to a note directly between the subcontractor and the project (see Note 6).	$-	$5,264,093

Note payable to a turbine supplier, including interest at 6%, payable April 2012; secured by Company’s first secured rights arising out of its Development and Construction Services Agreement with the underlying project	2,759,190	2,628,063

Note payable to a construction subcontractor, including interest at 8%, payable upon 180 days of reaching the mechanical completion date as defined in the underlying balance of plant construction agreement; secured by Company’s rights in its Second Amended Development and Construction Services Agreement from underlying project. The note was paid in full March 2012.	1,732,073	2,435,852

Note payable to a governmental entity, bearing no interest, paid in full in February 2012	84,800	-
Totals	$4,576,063	$10,328,008

All amounts are classified as current liabilities on the balance sheet at December 31, 2011 and 2010.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

15.      SHORT-TERM NOTES PAYABLE

Short-term notes payable at December 31, 2011 and 2010 consists of the following:

	December 31, 2011	December 31, 2010

Cash grant bridge note payable to a bank, with interest at 3-month LIBOR plus 2.75 basis points (3.28% at December 31, 2011); due February 2012, interest payable on due date; collateralized by wind farm project assets; loan was paid in full March 2012 upon receipt of the cash grant	$2,588,200	$-

Note payable to bank, interest payable monthly at 5%, collateralized by certificates of deposit, due November 2012.	376,503	411,167
	$2,964,703	$411,167

The weighted average interest rate for December 31, 2011 and 2010 was 3.49% and 5%, respectively. Interest expense for the years ended December 31, 2011 and 2010 approximated $502,000 and $21,40, respectively.

16.      NONRECOURSE DEBT

Nonrecourse debt obligations consist of the following:

	December 31, 2011	December 31, 2010
Note payable to bank, due January 2016, with interest at 5.5%; payable in quarterly installments of $82,031, collateralized by Woodstock Hills assets including turbines and improvements, rights to payment under leases and the power purchase contract	$1,234,287	$-

Note payable to a bank, bearing interest at 6-month LIBOR plus 2.75 basis points (3.5% at December 31, 2011); due April 2026; principal and interest payments due semi-annually; collateralized by all Valley View wind farm project assets; see Note 17 for interest rate swap disclosure	10,153,208	-
Total nonrecourse debt	11,387,495	-
Less current portion	(737,167)	-
Long-term portion	$10,650,328	$-

The future minimum principal payments of the nonrecourse debt are as follows:

For the period ended December 31,
2012	$737,167
2013	784,606
2014	835,162
2015	888,673
2016	630,349
Thereafter	7,511,538
Total	$11,387,495

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

In conjunction with the Woodstock Hills nonrecourse bank note, a maintenance and repair reserve of $250,000 is required to be maintained. The bank is permitting this reserve to be funded ratably over eight quarters at $31,250 per quarter.  The balance of the cash reserve is $93,750 at December 31, 2011 and is included in long term assets under the caption Escrow Cash Reserves for Contractual Commitments.

The Valley View wind farm nonrecourse debt originally was a $10,300,000 construction loan that converted to a term loan upon completion of construction in November.   The credit facility also includes a standby letter of credit in an amount of $750,000 pursuant to a security fund provision in the PPA. Substantially all assets and contract rights of the Valley View wind farm are pledged as security under the Financing Agreement. The Financing Agreement carries a two-year guarantee by the turbine supplier that the project will maintain a certain debt service coverage ratio.   The Financing Agreement and the related mortgage documents contain reporting requirements and restrictive loan covenants, which require the maintenance of various financial ratios.

In conjunction with the Valley View nonrecourse bank note, maintenance and debt service cash reserves of $150,000 and $450,000, respectively, are required to be maintained. These required reserves of $600,000 were deposited into escrow accounts held by the lender at the time of the term loan closing.  The amounts are included under the caption Escrowed Cash Reserves for Contractual Commitments.

17.      DERIVATIVE FINANCIAL INSTRUMENT AND FAIR VALUE - INTEREST RATE SWAP

The Valley View wind farm entered into an interest rate swap agreement with a notional amount of $7,700,000 to effectively convert those borrowings under its long-term debt arrangement from a variable interest rate to a fixed interest rate of approximately 3.71% during its 15-year term. The fair value of the interest rate swap agreement obligation (Level 2 in the fair value hierarchy) approximated $1,012,499 at December 31, 2011, and is recorded as a current and long-term liability in the consolidated balance sheet. The Company determines the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.

Noncash other expense recorded in connection with the change in the fair value of the interest rate swap agreement approximated $5,214 during the period ended December 31, 2011.

The following table provides details regarding the Company's derivative instruments at December 31, 2011:

Instruments	Balance Sheet location	Assets	Liabilities
Interest rate swap	Current liabilities	$-	$199,946
Interest rate swap	Long-term liabilities	-	812,553

The following table provides details regarding the approximate gains and losses from the Company's derivative instruments in the statement of operations, none of which are designated as effective hedging instruments:

Instrument	Statement of operations location	Year Ended December 31, 2011
Interest rate swap	Other income (expense)	$(5,214)

18.      POWER PURCHASE CONTRACT LIABILITY

Woodstock Hills wind farm

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

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

In accordance with our revenue recognition policy in Note 1, revenue levelization is used to recognize revenue from the electricity sales of Woodstock Hills.  Revenue deferred under this levelization calculation at December 31, 2011 was approximately $231,000.

At the time of acquisition of Woodstock Hills in April 2011, the power purchase rates in the PPA between Woodstock Hills and NSP were considered unfavorable when compared with market conditions at the time of the acquisition. As a result, an unfavorable contract liability of approximately $3,418,000 was recognized on the acquisition date.  The amount of this liability was determined based on what we estimated is the current market rate that power purchasers are paying for electrical power, net of the fair value of the renewable energy credits that Woodstock Hills could be expected to realize during the term of the PPA.   The unfavorable contract liability will be expected to increase through 2017 based on the current power purchase rate structure, and the liability amount from 2018 and forward will be amortized as an increase to net revenue based on the decreasing PPA rates over the remaining contractual term.  The net increase to the unfavorable contract liability from the date of acquisition to December 31, 2011 was approximately $70,000.

The Company has recorded the following long term liability in its financial statements in relation to the PPA:

	December 31, 2011	December 31, 2010
Rate levelization adjustment	$231,086	$-
Unfavorable contract liabilities	3,489,287	-
Total	$3,720,373	$-

The PPA requires Woodstock Hills to provide security to NSP in the form of a letter of credit for the decommissioning, front-loaded rates and overall agreement compliance. At December 31, 2011, Woodstock has obtained letters of credit from a bank in the amounts of $500,000 and $255,000 to provide the required security to NSP for front-loaded rates and decommissioning, respectively.  NSP has not exercised any of its rights to draw upon the security during the term of the PPA. The letters of credit are renewable on an annual basis.

The $500,000 letter of credit agreement requires a cash escrow to be funded over time with an initial deposit of $50,000 made in December 2010, and minimum payments of $28,125 per quarter beginning April 2012. The $255,000 line of credit agreement requires a cash escrow to be funded over time with minimum payments of $12,750 per quarter beginning April 2011. At December 31, 2011, Woodstock has escrowed approximately $88,000 in cash toward the escrow requirements.  These escrowed deposits are reflected within the noncurrent asset called Escrowed Cash Reserves for Contractual Commitments.

Valley View wind farm

The PPA requires the Valley View wind farm to provide security to NSP in the form of a letter of credit as security for the contract obligations. At December 31, 2011, Valley View obtained a $750,000 letter of credit as a part of its nonrecourse credit facility provided by the lender.  NSP has not exercised any of its rights to draw upon the security during the term of the PPA. The letters of credit are renewable on an annual basis.

19.      STOCK-BASED COMPENSATION

The Company has a incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. As of December 31, 2011, the Company has 1,637,111 shares available for award under the plan.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Stock Options

The Company has granted to key employees and directors of the Company 1,260,000 options to purchase common shares under the above plan.  In addition, the Company issued an additional 500,000 stock options to a director in June 2009 outside of the plan. The outstanding stock options carry an exercise price ranging from of $1.00-$2.15 per share and expire ten years from the date of grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, underlying price ranging from $1.15 to $3.05, dividend yield of 0%, expected volatility ranging from 95% to 104%, risk-free interest rate of 4%, and average expected life of 6 years. Based on pricing model, the company expensed approximately $375,000 and $590,000 of stock compensation in the years ended December 31, 2011 and 2010, respectively.

A summary of the Company’s stock option plan as of December 31, 2011 and  2010 and changes during the years then ended is listed below:

Outstanding at January 1, 2011	1,740,000
Granted	30,000
Exercised	-
Expired	-
Forfeited	(10,000)
Outstanding at December 31, 2011	1,760,000

Options exercisable at the end of the period	1,606,250

Outstanding at January 1, 2010	1,745,000
Granted	25,000
Exercised	-
Expired	-
Forfeited	(30,000)
Outstanding at December 31, 2010	1,740,000

Options exercisable at the end of the period	1,095,414

As of December 31, 2011, there was approximately $106,000 total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of 2 years.

The Company’s Compensation Committee has approved additional stock options for the Company’s three executive officers within their respective employment agreements. Collectively, such officers will be entitled to be granted options to purchase a total of 2,750,000 shares of common stock of the Company, subject to approval by the board of directors and any additional required approvals, including an  increase in the number of shares reserved for issuance pursuant to the exercise of options under the Company’s Incentive Plan.

Warrants

The Company has issued common stock warrants to individuals or firms for consulting and investor relations services. A summary of the warrants are as follows:

Issue date	Number of warrants	Expiration Date	Exercise Price per share
December 2008	50,000	June 2013	$7.00 - $10.00
December 2009	100,000	December 2014	$1.25

Total	150,000

All of the warrants are vested and allow the holder to purchase common stock at the exercise prices shown above.  To determine fair value of the warrants issued for the purposes of measuring stock compensation expense, the Company uses the Black-Scholes pricing model with the following assumptions, dividend yield of 0%, expected volatility of 95-104%, risk-free interest rate of 4%, and expected life of 5 years.  The Company recognized no stock compensation expense for warrants to non-employees during the years ended December 31, 2011 and 2010.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
20.      LICENSING ARRANGEMENT

In July 2009, NextGen entered into a non-exclusive Manufacturing License and Reseller agreement with an unrelated company. The agreement provides that NextGen will license its small turbine technology and, among other things, grants a right to manufacture units over a twenty year period. The agreement also provides for exclusive distribution rights in certain areas of the United States.  During 2009 and 2010, NextGen received payments of $1 million for granting these rights under this agreement.  Revenue is being amortized over the twenty year period.   For the years ended December 31, 2011 and 2010, licensing revenue of approximately $50,000 and $50,000, respectively, is included in revenue in the consolidated financial statements.  Deferred licensing revenue of approximately $879,000 and $929,000 is included on the consolidated balance sheets in current and long-term deferred revenue as of December 31, 2011 and December 31, 2010, respectively.

21.      BUSINESS SEGMENTS
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

The following is information for each segment for the years ended December 31, 2011:

	Wind Farm Development and Management	Wind Farm Ownership and Operation	Consumer- Owned Renewable Energy	Consolidated
For the Year Ended December 31, 2011
Wind farm development/mgmt	$8,623,706	$-	$-	$8,623,706
Turbine sales and service	617,534	-	322,767	950,301
Related party revenue	123,749	-	-	123,749
Electricity Sales	-	605,804	-	605,804
Construction contract revenue	5,242,048		32,049	5,274,097
Total revenue	$14,607,037	$605,804	$364,816	$15,577,657

Income (loss) from operations	$5,099,493	$(157,306)	$(54,304)	$4,887,883
Other income (expense), net	60,057	(109,700)	(20,235)	(69,878)
Income (loss) before income tax benefit	$5,159,550	(267,006)	$(74,539)	$4,818,005

Identifiable assets at December 31, 2011	$4,215,856	$32,410,510	$584,746	$37,211,112
Corporate assets				6,160,289
Total assets at December 31, 2011				$43.371,401

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

The following is information for each segment for the years ended December 31, 2010:

	Wind Farm Development and Management	Wind Farm Ownership and Operation	Consumer- Owned Renewable Energy	Consolidated
For the Year Ended December 31, 2010
Wind farm development/management	$490,266	$-	$3,304	$493,570
Turbine Sales and Service	275,004	-	770,295	1,045,299
Related party revenue	325,764	-	-	325,764
Construction contract revenue	4,396,947	-	6,563	4,403,510
Total revenue	$5,487,981	$-	$780,162	$6,268,143

Loss from operations	$(2,271,362)	$-	$(475,247)	$(2,746,609)
Other income (expense), net	(10,165)	-	(21,391)	(31,556)
Loss before income taxes	$(2,281,527)	$-	$(496,638)	$(2,778,165)

Identifiable assets at December 31, 2010	$14,296,025	$-	$344,796	$14,640,821
Corporate assets				3,452,040
Total assets at December 31, 2010				$18,092,861

22.      ADVANCE ON SALE OF PROJECT DEVELOPMENT RIGHTS

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

On July 28, 2011, the Company received the final $1,250,000 in cash proceeds with respect  to  the sale of its development work performed to-date and rights to the development of the Crofton Hills project. The total fees collected from the amended agreement were $2,250,000, of which a $1 million cash advance had been previously collected. Upon commercial operation, the Company will recognize revenue of $500,000 which is currently deferred. The Company is expected to continue in a development role in the project until commercial operation, and the agreement with the owners also included a provision whereby the Company advanced cash in the event that the project did not achieve commercial operation by December 31, 2011.  The Company did make the $500,000 advance, with such advance repayable upon commercial operation which is expected by the end of 2012. The advance is included in Other Current Assets.

23.      TRANSACTIONS WITH RELATED PARTIES

The Company provides wind farm management services to entities that are controlled by the Company’s Chief Executive Officer and family members. This revenue is shown in Note 21 Business Segments.  The fees are billed at rates similar to fee structures charged to unrelated parties.

Pursuant to the limited liability company operating agreement of Woodstock Hills, the Company’s ownership percentage of cash, income, gain, loss, and deductions of 99.9% will be reduced to 20% at the time that it has received a cumulative 12% annual cash-on-cash return on its original investment of $400,000 which is not expected to occur for at least six years. The Company’s CEO is the sole minority interest member.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

24.      COMMITMENTS AND CONTINGENCIES

Construction Services Agreements
The Company enters into construction services agreements with third parties for the construction of wind projects. The construction services agreements provide for a fixed price or cost-plus arrangements, subject to change orders pursuant to changes in work scope or work conditions. The construction fees are generally billable on a monthly basis. At December 31, 2011, the Company had no construction projects underway.

Development Agreements
The Company enters into development agreements with third parties for the development of wind projects. The development agreements call for development fees ranging from 3% to 5% of the total project cost. The development fees are generally paid by the project owners in installments:   upon signing of the development agreement (ranging from 2-10% of the fee), signing of the power purchase agreement (approximately 5% of the fee), upon availability of funding and signing of the PPA (approximately 40% of the fee), and the remaining 50% is due at the commercial operation date of the project. As of December 31, 2011, the Company was involved with various development agreements at different stages within the contracts. The Company was also involved with several new projects for which development agreements have not been signed.

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

Management Agreements
The Company has various agreements in place for operational wind projects to perform management services for those projects. The agreements provide monthly management fees ranging from 2-5% of the project’s gross sales, or on a fixed fee basis. These agreements also provide payments for general and administrative fees, maintenance fees, and any other out-of-pocket expenses for the project. The contracts expire at various dates through 2016. The agreements may be terminated by the wind farm upon the last day of the month that is at least 30 days after the Company has received written notice of the intent to terminate the agreement.

Turbine Maintenance Agreements
The Company has agreements in place to perform turbine maintenance services for three wind farm projects, and from time to time will engage in additional maintenance services on a time and materials basis. The agreements provide quarterly or annual payments on a per-turbine basis. The agreements at various dates through 2014. The agreements generally may only be terminated in the event of non-performance.

Administrative Services Agreements
The Company has four agreements in place for operational wind projects to perform administrative services for those projects. These agreements provide quarterly payments in advance or in arrears of services performed. Payments range from 3-5% of the project’s gross revenue, and will continue through the change of percentage ownership date, as defined by the administrative services agreements, and will be renewed annually without any additional action. The agreements may be terminated by the wind farm upon at least 90 days written notice to the Company.

Asset Retirement Obligation
At the time that the turbines in the Woodstock Hills, Winona or Valley View projects are retired or upon the end of the land lease, there is an obligation to restore the underlying real estate to its original condition. This includes removal of all personal property and to some extent, the concrete foundations.  The estimate fair value of this obligation is undeterminable; however, it is reasonable that the salvage value of the wind turbines would cover any expenses for restoration of the real estate.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Guarantees

The Company agreed to guarantee certain payments to investors in the Valley View wind farm project as set forth below:

•
The timely payment of any and all guaranteed payments required to be paid to  preferred membership investors (who contributed approximately $2.5 million)  as they may become due under the respective LLC operating agreements, and the timely payment of any and all amounts payable upon exercise of a put right by such preferred members.  The put right is under not under the Company’s control and may occur either in two years or in certain cases, ten years.  The Company does  have up to six months from the date that to make such Put Right Payment, and should Juhl Wind fail to make the Put Right Payment within such six month period, the principal amount owed by the Company is subject to a penalty of an additional 10%.

•
The Company has agreed, with respect to a put right made available to one of the Common Members in the Valley View project (who contributed $500,000) to redeem any of its units then held by the Purchaser for a price in cash equal to the present value of the (i) estimate future distributions to be made to Purchaser net of (ii) estimated future income allocations for which no distributions are projected to be made.  If the Company fails to pay in full the put right purchase amount in cash on the due date, the Company shall issue a promissory note with a maturity date not exceeding 36 months and pay interest thereon.

•
In March 2011, the Company had guaranteed the payment obligations of Valley View Transmission to its turbine supplier under a Turbine Supply Agreement between such parties.   The maximum liability was $1,800,000 if warranty obligations survive a five-year term as described in such Turbine Supply Agreement, or $1,275,000 if warranty obligations are not extended for such five year period, as set forth in such Turbine Supply Agreement.   The payments required under the Turbine Supply Agreement have now been met in connection with the equity raise and the Company’s guaranty in favor of the turbine supplier has been terminated.

•
The Company has made certain representations and warranties with regard to indemnifications in conjunction with the funding activities of the Valley View and Grant County wind farms, including potential liabilities for Section 1603 Treasury Grant recapture or tax liabilities attributable to the period prior to the closing date.

25.      LAND LEASE

The Company’s three wind farm investments (Woodstock Hills, Winona, and Valley View) maintain lease agreements with landowners for the real estate related to the wind energy generation facilities.  The leases, which generally run for 25 – 30 years from inception, will expire between 2017 and 2036. Rent expense for 2011 under these arrangements was approximately $27,000 (for post-acquisition periods only).

The minimum lease payments for the next five years under the lease agreement are as follows:

2012	$50,100
2013	50,100
2014	50,100
2015	50,100
2016	50,100
Thereafter	815,900
Total	$1,066,400

26.      VARIABLE INTEREST ENTITIES

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
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Consolidated Variable Interest Entities

Valley View Transmission, LLC
In February 2011 and November 2011, the Company made investments into the Valley View project entity. In addition, outside investors also invested into this entity during November 2011 (November 2011 Transaction).  We estimated, based on the terms of the November 2011 transaction, that the Company was the primary beneficiary of this VIE.

Pre-November 2011 Transaction.   The Company entered into a Development and Construction Services Agreement with Valley View Transmission which was formed to own the Valley View wind farm project in Minnesota.  Under this agreement, the Company contracted with the existing owners of the wind farm project for the development, design, construction, installation, and construction period financing of the project’s balance of plant.  The Company began construction of the wind farm in fourth quarter 2010 for the expected $4.2 million balance of plant construction cost of the project, of which $3.9 million was completed to-date at December 31, 2010.  The Company’s primary subcontractor has also agreed to assist the Company in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing is placed on the project but no more than year from mechanical completion of the project.  In March 2011, the Company converted approximately $480,000 of its receivables into a 48% equity ownership, and simultaneously the turbine supplier became approximately a 52% majority controlling interest in this limited liability company.   In March 2011, the construction loan and bridge loan financing was completed and the turbine supplier formally agreed to provide a guarantee of the $10 million construction loan portion of the financing.   Based on these circumstances, the Company is not considered the primary beneficiary for this VIE.  In making a determination of whether the Company is the primary beneficiary in this VIE for purposes of the consolidated financial statements,  the Company notes that it did not have any power (explicit or implicit) to direct the activities of Valley View that most significantly impact the economic performance of the project entity.  The Company, or any employee or owner of the Company, was also not acting as management for Valley View.  Valley View had rights and power to terminate the agreement with the Company at any time. At no time during the design or setup of Valley View was the Company expected to be, or desired to be, in a position of control.

November 2011 Transaction. On November 29, 2011 (just prior to the declaration of the Valley View commercial operation date),   the Company (through its subsidiary, Juhl Renewable Assets)  and other outside investors invested $1,372,430 and $3,200,000, respectively, to purchase an 80.4% interest in the Valley View entity.  Previously, the Company owned had an equity investment in this project. As a result of the November 2011 Transaction and previous ownership, the Company has a 32.6% voting interest in Valley View, and has an additional 13.9% voting power through a voting trust arrangement with three other investors.    The Company currently acts as the managing agent for Valley View, and our CEO is also on the Board of Governors of Valley View. In addition, the Company agreed to guarantee certain payments to investors in order to secure the required equity capital and to enable the term loan conversion by the lender.   See Note 24 Commitments and Contingencies with regard to guarantees made by the Company in connection with acquiring additional equity in the project from certain investors. Based upon the new ownership structure that has occurred upon project completion, we determined that Valley View is a VIE that requires consolidation as a result of the Company’s power to direct the activities of the entity.

Accordingly, the operating results for Valley View have been included in the consolidated statements of operations from the date of acquisition, November 30, 2011. The assets and liabilities of Valley View were recorded at their respective estimated fair values as of the date of the acquisition using generally accepted accounting principles for business combinations. The fair value of the total consideration paid by all investors, including the Company, at the acquisition date was $4,573,430 for an 80.4% interest.  This indicated that the fair value of the entity was approximately $5,689,000.  The Company used a combination of the market and cost approaches, many unobservable level 3 inputs, to estimate the fair values of the Valley View assets acquired and liabilities assumed.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

The following table summarizes the estimated fair values of Valley View’s assets acquired and liabilities assumed, effective November 30, 2011, the date the Company obtained control of Valley View:

Cash-- restricted and unrestricted	$2,921,800
Accounts receivable, net	52,300
Cash grant receivable	6,284,500
Other current assets	555,100
Property and equipment	16,410,600
Total identifiable assets acquired	26,224,300
Accounts payable and other liabilities	(2,496,800)
Accrued expenses	(130,800)
Construction payable	(4,704,800)
Short-term note payable	(2,588,200)
Derivative liability-interest rate swap	(1,007,300)
Long-term debt	(9,607,400)
Total liabilities assumed	(20,535,300))
Net assets acquired	$5,689,000

The assets of a consolidated VIE are used to settle the liabilities of that entity. The liabilities of a consolidated VIE do not have recourse to the general credit of the Company.

Prior to the November 2011 Transaction, the net book equity and fair value equity of this entity was approximately $395,000 and $1,122,000, respectively. As a result of obtaining control, as defined by VIE consolidation accounting guidance, the Company’s previously held equity interest in this entity was remeasured to an acquisition date fair value of approximately $532,000.  The Company recognized a one-time non-cash pre-tax gain of approximately $320,000 as a result of the remeasurement.  The gain is included in the consolidated statement of operations as a gain on previously held equity interest.

The Company has a 32.6% interest in the VIE, being the primary beneficiary, it consolidates this entity. The remaining outside interest of 67.4%, that is not classified outside of permanent equity as redeemable membership units, will be presented and classified in the consolidated financial statement as a noncontrolling interest.

Winona County Wind
The  Company entered into a Development and Construction Services Agreement in November 2010 with a limited liability company, Winona County Wind, LLC (“Winona”), which was formed to own a wind farm  project in Minnesota.  Under this agreement, the Company contracted with the existing owners of the wind farm project for the development, design, construction, installation, and construction period financing of the project’s wind turbines and balance of plant.  the Company agreed to take a promissory note for the expected $4 million cost of the wind turbines and construction costs of the project. The Company maintains a first security interest in all of the Winona assets and also received a pledge of the membership interests of the existing owners.  The Company has determined that this limited liability company is a VIE.

The Company has determined that this limited liability company was a VIE for which the Company was the primary beneficiary as a result of our implicit power to direct the activities of the entity and the existing ownership and therefore significantly impact the economic performance of Winona.  All significant intercompany transactions were eliminated during the course of the project construction. On October 13, 2011, the Company purchased 100% of the ownership interests of Winona. See Note 30 with regard to the net assets acquired at that time.

On October 13, 2011, the Company agreed to acquire a 100% ownership interest in a 1.5 megawatt wind farm, Winona County, located near Altura, Minnesota. The Winona wind farm reached commercial operation on October 27, 2011.  The Company acted as developer and engineering, procurement and construction contractor for the project, and has been consolidating the Winona project as a variable interest entity since 2010.

The acquisition is being accounted for under the “Common Control” accounting guidance. The assets and liabilities of Winona were recorded at their respective carrying amounts as of the date of the acquisition. The total consideration paid at the acquisition date was $5,000 and the Company subsequently paid an additional $95,000 of consideration through assumption of a note.

27.      LEGAL PROCEEDINGS

The Company is not a party to significant legal proceedings that are material to the financial statements.

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

28.      STOCK REPURCHASE PROGRAM

In October 2010, the Company’s Board of Directors authorized a stock repurchase program which would allow the Company to purchase up to $200,000 of its common stock.   The expiration of the program was extended to December 31, 2011 through board approval in April 2011, and the total repurchase amount was also increased to $250,000.

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

Since inception of the program through December 31, 2011, the Company has repurchased 189,604 shares of Juhl common stock in the open market at a cost of $218,965, or an average purchase price of $1.15 per share. The purchases are reflected in Stockholders’ Equity under the caption Treasury Stock.

29.      ACQUISITION OF WOODSTOCK HILLS WIND FARM

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

The following table summarizes the estimated fair values of Woodstock Hills’s assets acquired and liabilities assumed, effective April 28, 2011, the date the Company obtained control of Woodstock Hills.

Cash	$184,078
Accounts receivable, net	107,484
Other current assets	77,350
Property and equipment	4,788,683
Loan financing costs	15,895
Reserves for loan and contractual commitments	94,049
Total identifiable assets acquired	5,267,539
Accounts payable and other liabilities	(79,480)
Accrued expenses	(8,316)
Power prchase contract liability	(3,418,996)
Long-term debt	(1,360,747)
Total liabilities assumed	(4,867,539)
Net assets acquired	$400,000

30.      SECURITIES OFFERING

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

JUHL WIND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

31.      SUBSEQUENT EVENTS

In February 2012, the Company entered into a non-binding letter of intent with a regional engineering firm setting forth the basis for a possible acquisition by Juhl Wind of 100% of the ownership of the Target Company.  Execution of a definitive agreement is conditioned upon satisfactory completion of due diligence and the approval of such an agreement by the board of directors of Juhl Wind.

On March 9, 2012, the Valley View project collected the U.S. Treasury Section 1603 cash grant in the amount of $6,284,476.  The proceeds were used to pay off the short-term bridge note of $2,588,200, and the remaining proceeds were used to pay primarily the turbine supplier and to the Company who acted as developer and general contractor.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2011, the end of the period covered by this report. Based upon management’s evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were designed at a reasonable assurance level and were effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Management reviewed the results of its assessment with our audit committee, which is comprised of our independent directors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

On August 17, 2011, the stockholders holding a majority of the Company’s voting common stock nominated and elected the Company’s current Board of Directors to serve until the next annual meeting of the stockholders or until their respective successors are elected, and further, all action taken by the directors of the Corporation since the last annual meeting of the stockholders in conducting the ordinary and legitimate corporate and business affairs of the Corporation were ratified, confirmed, approved, and adopted as the actions of the Corporation.

On January 5, 2012, Juhl Wind, Inc. (the “Company”) announced a mandatory exchange (the “Exchange”) of all of its common stock certificates, representing shares of its common stock, par value $0.001, with CUSIP number 48131M102. The Exchange took effect at the open of business on January 13, 2012 (the “Effective Date”). The Exchange was made on a one-for-one basis. As a result of the Exchange, each common stock certificate with CUSIP number 48131M102 will be exchanged for a common stock certificate with CUSIP number 48131M201. There is no change in shareholder rights; each holder’s number of shares of common stock will remain the same. No new stock certificates will be issued to a shareholder until the shareholder has surrendered the old stock certificate.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table shows the positions held by our board of directors and executive officers, and their ages as of March 20, 2012:

Name	Age	Position
Daniel J. Juhl	61	Chairman of the Board of Directors and Principal Executive Officer
John P. Mitola	46	President and Director
John J. Brand	55	Principal Financial Officer
Edward C. Hurley	58	Director
General Wesley Clark (ret.)	67	Director
James W. Beck	68	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Daniel J. Juhl became our Chairman of the Board and Principal Executive Officer on June 24, 2008, and had served as President of Juhl Energy Development since September 2007 and Juhl Energy Services, since January 1989. Mr. Juhl has been involved in the wind power industry for more than 30 years. He has experience in the design, manufacture, maintenance and sale of wind turbines. He also provides consulting services in the wind power industry helping farmers develop wind projects that qualify for Minnesota’s renewable energy production incentives. Mr. Juhl has been involved in the development of about 1,500 megawatts of wind generation in his 30+ years of experience in the field. He has served as the principal technology officer of Next Generation Power Systems, Inc. from October 2005 until the present. He has been the principal consultant for wind energy projects to Edison Capital, John Deere Capital, Vestas, EWT, Suzlon Turbine Manufacturing, and various public and private utilities throughout the United States and Canada. He has appeared before numerous state and federal governmental bodies advocating wind power and community-based energy development on behalf of landowners, farmers and ranchers. Mr. Juhl wrote the popular wind energy reference guidebook, “Harvesting Wind Energy as a Cash Crop.”

Mr. Juhl’s extensive experience in the wind power industry and his specific experience as founder of Juhl Energy Development and Juhl Energy Services, the related companies which are now our wholly-owned subsidiaries, provide the Company with a solid foundation of knowledge about the industry, lends stability to the Company’s position in the industry and makes Mr. Juhl uniquely qualified to serve as CEO and a director of the Company.

John P. Mitola became our President and a member of our board of directors on June 24, 2008, and had served in similar positions with Juhl Energy Development since April 2008. Mr. Mitola has more than 20 years of experience in the energy and environmental industries, real estate development, venture capital, engineering and construction. He was a managing partner with Kingsdale Capital International, a private equity and capital advisory firm that specialized in merchant banking, leveraged buyouts and corporate finance, since August 2006. From 2003 to 2009 Mr. Mitola served as Chairman of the Illinois Toll Highway Authority, one of the largest agencies in Illinois and one of the largest transportation agencies in North America with a $600 million annual operating budget and a $6.3 billion capital program, operating over 274 miles of roadway serving the Chicago metro region.

Most recently, Mr. Mitola was Chief Executive Officer and a director of Electric City Corp., a publicly-held company that specialized in energy efficiency systems, where he served from January 2000 to February 2006. Prior to his role at Electric City, Mr. Mitola was vice president and general manager of Exelon Thermal Technologies, a subsidiary of Exelon Corp. that designed and built alternative energy systems, from March 1997 to December 1999. Prior to serving as its general manager, Mr. Mitola served in various leadership roles at Exelon Thermal Technologies from January 1990 until his move to Electric City Corp. in January 2000.  Mr. Mitola is also a member of the board of directors of another publicly-traded company, IDO Security Inc.  He is a member of the American Society of Heating, Refrigerating and Air-Conditioning Engineers, and the Association of Energy Engineers. His community affiliations include membership in the Economic Club of Chicago, City Club of Chicago, Union League Club and the governing board of the Christopher House Board of Directors. He is also a member of the board of the Illinois Council Against Handgun Violence. Mr. Mitola received his B.S. degree in engineering from the University of Illinois at Urbana-Champaign and J.D. degree from DePaul University College of Law.

Mr. Mitola’s varied experience in energy-related businesses, his public company experience and the administrative skills he has acquired over his career make him particularly capable to lead the Company’s management team and serve as one of its directors.

John J. Brand became our Chief Financial Officer on January 26, 2009.  Mr. Brand is a former certified public accountant with 14 years of audit, tax and consulting experience in public accounting firms, including Grant Thornton. He has significant experience in the financial management of both public and early stage high growth technology companies, as well as a record of achievement in assisting the growth of emerging companies. Immediately prior to joining Juhl Wind, and since 2002, Mr. Brand served as the Chief Financial Officer of CMS Direct, Inc. (now CognitiveDATA, Inc., a subsidiary of Merkle, Inc. subsequent to acquisition), a marketing services and database technology firm serving predominantly the retail industry. From 1993-1999, he served as Chief Financial Officer of MTI Group, a start-up computer network technology services firm that grew to $60 million revenue until its acquisition by Comdisco (a $2B leasing and services firm on NYSE), where he acted as Division Controller in the Network Services Division. From 1999- 2002, Mr. Brand held Chief Financial Officer positions in two start-up business enterprises, a search engine software development endeavor for Subjex Corporation and a energy storage device manufacturer, Powerbanc Corporation. Mr. Brand received his B.S. degree in Accounting from St. Cloud State University.

Edward C. Hurley became a director of our Company in July 2008 following our reverse public offering transaction and is a member of our audit committee as of November 2009. Mr. Hurley also serves on the nominations and governance committee and chairs our compensation committee.  Mr. Hurley is a partner with Foley & Lardner LLP where he is a member of the Energy Industry Team, focusing his practice on public utility regulation, a position he has held since May 2010.

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

General Wesley Clark (ret.) became a director of our Company in January 2009, and is a member of our audit committee as of November 2009.   He is also a member of our compensation committee and our nominations and corporate governance committee.  Wesley K. Clark is a businessman, educator, writer and commentator.

General Clark serves as Chairman and CEO of Wesley K. Clark & Associates, a strategic consulting firm; Chairman of investment bank Rodman & Renshaw; Chairman of United Global Resources; CEO of UGR; Co-Chairman of Growth Energy; senior fellow at UCLA's Burkle Center for International Relations; Chairman of Clean Terra, Inc.; Trustee of International Crisis Group; and Chairman of City Year Little Rock/North Little Rock. General Clark serves on the board of directors for Amaya Gaming Inc, AMG Advanced Metallurgical Group N.V, Bankers Petroleum Ltd., BNK Petroleum Inc., Rentech Inc., and Torvec Inc. General Clark has authored three books and serves as a member of the Clinton Global Initiative's Energy & Climate Change Advisory Board, and ACORE's Advisory Board.

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

James W. Beckbecame a director of our Company in November 2009, and is a member of our audit committee as of November 2009 of which he currently serves as chair.  He is also a member of our compensation committee and our nominations and corporate governance committee.  Mr. Beck is a majority owner of Intepro, a company engaged in the development of software for vertical markets having to meet requirements for regulatory compliance, and is a co-owner of EMCllc, a firm engaged in the engineering, design and implementation of energy efficient lighting systems in industrial and commercial applications throughout North America for new construction and retrofit markets.  Mr. Beck has previously been involved with companies engaged in the evaluation and implementation of energy usage, alternative energy sources, electrical continuation, and energy conservation.  Mr. Beck earned a B.S. degree in business from the University of Minnesota.  Mr. Beck serves as a member of the Board of Directors of AIA Insurance Services in Lewiston, Idaho, serves as a member of the Advisory Committee of Summit Academy in Minneapolis, Minnesota and is involved in various other community and civic activities.

The Company’s addition of Mr. Beck as a director was founded upon his expertise in the areas of energy usage and conventional and alternative energy and his practical experience in the application of that knowledge to commercial markets which the Company believes will be a valuable asset to its Board.

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

In June 2008, we agreed with Vision Opportunity Master Fund, the lead investor in the private placement, to nominate to our board of directors an independent and industry-qualified director selected by it, and reasonably acceptable to us, to serve as a director for at least three years after the closing of the exchange transaction and private placement. We also agreed to cause such director to be appointed to the audit or compensation committee of our board, when established.  In fulfillment of that agreement, Mr. Hurley was appointed as such director, and is also a member of both our audit and compensation committee.

Board Composition and Meetings of Board of Directors

The Board of Directors is currently composed of five members.  All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.  In 2011, our Board of Directors met in person two times and acted by written consent four times.

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

Audit Committee.  The Board of Directors of the Company established an Audit Committee at its meeting on November 24, 2009.  At this meeting, Mr. Beck was appointed Audit Committee Chairman, and Mr. Hurley and General Clark were appointed as members of the Audit Committee.  As a result, the Audit Committee is comprised of our "independent" directors as defined in NASDAQ Marketplace Rule 5605(a)(2).  Further, the Board of Directors of the Company adopted an Audit Committee Charter at its meeting on April 8, 2010.  The Audit Committee reviews the results and scope of the audit and the financial recommendations provided by our independent registered public accounting firm.  Further, the Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.

The Company does not have a member of its audit committee who qualifies as a “financial expert” at this time.  The Company believes that the relevant business experience of its current board of directors and audit committee members provides adequate oversight of accounting and financial reporting and internal controls.  The Company expects, however, to consider the addition of an audit committee financial expert in the future as may be required by a national stock exchange.

Compensation Committee. The Board of Directors of the Company established a Compensation Committee at its April 8, 2010 meeting.    The Compensation Committee is comprised of our “independent” directors as defined in NASDAQ Marketplace Rule 5605(a)(2). The Compensation Committee reviews and approves our salary and benefit policies, including compensation of executive officers.  Further, the Compensation Committee administers our Incentive Compensation Plan, and recommends and approves grants of stock options, restricted stock and other awards under that plan.

Nominations and Governance Committee. The Board of Directors of the Company established a Nominations and Governance Committee at its April 8, 2010 meeting.  The Nominations and Governance Committee is comprised of our “independent” directors as defined in NASDAQ Marketplace Rule 5605(a)(2).  The Nominations and Governance Committee reviews the qualifications of prospective directors for consideration by the board of directors as management’s nominees for directors. The purpose of the Nominations and Governance Committee is to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The Nominations and Governance Committee’s duties also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

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

The Nominations and Governance Committee will return, without consideration, any notice of proposed nomination which does not contain the foregoing information.

The Nominations and Governance Committee has not established specific criteria or minimum qualifications that must be met by committee-nominated or shareholder-nominated nominees for director. Regardless of the source of a given nominee’s nomination, the Nominations and Governance Committee evaluates each nominee based solely upon his/her educational attainments, relevant experience and professional stature. The Nominations and Governance Committee primarily seeks nominations for director from institutional security holders, members of the investment banking community and current directors.

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

Shares Available for Awards. Subject to certain recapitalization events described in our plan, the aggregate number of shares of common stock that may be issued pursuant to our Incentive Compensation Plan at any time during the term of such plan is 2,897,111 shares, and as of December 31, 2011, there were a total of 1,260,000 shares issued under such plan.  If any award expires, or is terminated, surrendered or forfeited, the common stock covered by such award will again be available for the grant of awards under our plan.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We have securities registered under Section 12 of the Exchange Act and, accordingly, our directors, officers and affiliates are required to file reports under Section 16(a) of the Exchange Act.

All of our officers and directors are current in their filing of their beneficial ownership reports pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

Our board of directors has adopted a code of ethics, which applies to all our directors, officers and employees.  Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K.

Our code of ethics is posted on our Internet website at www.juhlwind.com.  We will provide our code of ethics in print without charge to any stockholder who makes a written request to us at Juhl Wind, Inc., 1502 17th St SE, Pipestone, Minnesota 56164.  Any waivers of the application, and any amendments to, our code of ethics must be made by our board of directors.  Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website, www.juhlwind.com.

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth, for the most recent two fiscal years, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Principal Executive Officer and four other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2011:

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary $	Bonus1 $	Stock Awards $	Option Awards2 $	Non-Equity Incentive Plan Compen- sation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Totals $
Daniel J. Juhl Chairman and Principal Executive Officer	2011 2010	214,585 200,004	60,000 100,000	- -	- -	- -	- -	82,2273 9,7004	356,812 309,704
John P. Mitola President	2011 2010	214,585 200,004	50,000 100,000	- -	- 170,000	- -	- -	82,2273 9,7004	346,812 479,704
John Brand Principal Financial Officer	2011 2010	150,000 134,940	45,000 90,000	- -	- 79,333	- -	- -	41,9455 9,7004	236,945 313,973

1 2010 bonus payments were actually paid to Company executives in 2011 based upon accruals made by management as of December 31, 2010 and included in compensation figures reported for 2010.

2The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in our financial statements included in this annual report. The amounts represent annual amortization of fair value of stock options granted to the named executive officer.

3Represents Car Allowance, Health Savings Account contribution PTO and salary catch-up

4Represents Car Allowance and Health Savings Account contribution

5Represents Car Allowance, Health Savings Account contribution and PTO

The aggregate amount of benefits in each of the years indicated did not exceed the lesser of $50,000 or 10% of the compensation of any named officer.

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)1		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John P. Mitola	510,000	-	-	$1.00	06/24/2018	-	-		-	-
John J. Brand	100,000	-	-	$1.95	01/26/2019	-	-		-	-
John J. Brand	112,500	37,500	-	$2.11	08/13/2019	37,500	31,875	1	-	-

1 The market value of shares with respect to options that have not vested are valued using $0.85 per share, the closing price per share of common stock at December 30, 2011.

Compensation of Directors

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees on which they serve. We compensate directors through stock options granted under our 2008 Incentive Compensation Plan and an annual cash stipend.

In July of 2008, Edward C. Hurley was appointed as a director of the Company. In connection with his appointment, we granted Mr. Hurley stock options to purchase 10,000 shares of Company common stock at $1.00 per share over a two-year vesting period. Mr. Hurley also receives cash compensation of $4,000 per quarter, $700 per quarter as Chair of the Compensation Committee and $500 for attendance at any Board committee meeting. On June 1, 2011 we granted Mr. Hurley stock options to purchase 10,000 shares of common stock at $1.15 per share which vested on December 31, 2011.

On January 14, 2009, General Wesley K. Clark was appointed as a director of the Company to serve under the terms of a letter agreement between the Company and General Clark dated January 13, 2009, a copy of which is attached as an exhibit to this Report.  In January 2009, we granted General Clark stock options to purchase 10,000 shares of common stock at $2.11 per share.  In addition, on June 29, 2009, we granted General Clark stock options to purchase 500,000 shares of our common stock outside of our 2008 Incentive Compensation Plan at $2.00 per share, with 166,666 shares immediately exercisable, 166,667 options vesting on June 29, 2010 and 166,667 options vesting on June 29, 2011. General Clark also receives cash compensation of $4,000 per quarter, $700 per quarter as Chair of the Nominations and Governance Committee and $500 for attendance at any Board committee meeting. On June 1, 2011 we granted General Clark stock options to purchase 10,000 shares of common stock at $1.15 per share which vested on December 31, 2011.

On November 24, 2009, James W. Beck was appointed as a director of the Company.  In connection with his election, we granted Mr. Beck stock options to purchase 10,000 shares of Company common stock at $1.89 per share over a two year vesting period.  Mr. Beck also receives cash compensation of $4,000 per quarter, $1,000 per quarter as Chair of the Audit Committee and $500 per quarter for attendance at any Board committee meeting. On June 1, 2011 we granted Mr. Beck stock options to purchase 10,000 shares of common stock at $1.15 per share which vested on December 31, 2011.

The table below summarizes the compensation that we paid to non-management directors for the fiscal year ended December 31, 2011.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards1 ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward C. Hurley	16,633	-	6,4002	-	-	-	23,033
General Wesley Clark	16,133	-	6,4002	-	-	-	22,533
James Beck	17,333	-	6,4002	-	-	-	23,733

1 Amounts in this column are calculated utilizing the provisions of ASC Topic No. 718, “Share-based Payments.” See Note 19, “Stock-Based Compensation” of the consolidated financial statements for the year ended December 31, 2011 included in this Report for a discussion of the assumptions underlying the valuation of our equity awards. The amounts do not reflect whether the recipient has actually realized a financial gain from these awards (such as by exercising stock options).

2 The amount reflects the fair value of 10,000 options granted on June 1, 2011 at a price of $1.15 per option, as determined using a Black-Scholes option pricing model. All options remain outstanding at December 31, 2011.

Employment Agreements

Daniel J. Juhl has been employed by the Company since the closing of the share exchange transaction on June 24, 2008 when the Executive Employment Agreement with Daniel J. Juhl (the “Juhl Employment Agreement”) was assigned to us by Juhl Energy Development. Under the Juhl Employment Agreement, we employed Mr. Juhl as Chief Executive Officer for a term ending on December 31, 2011. Mr. Juhl’s monthly salary during the term thereof was $14,583 commencing on June 24, 2008, $16,667 commencing on June 24, 2009 and $18,750 commencing on June 24, 2010. We were obligated to pay Mr. Juhl an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by the board of directors. The performance bonus was conditioned upon (a) profitable operation of our company for the full year for which the bonus was to be paid and (b) minimum revenue growth during the year for which the bonus was to be paid as established by the board and set for 2008 and 2009 at $4.9 million and $8.9 million, respectively. Mr. Juhl received an automobile allowance of $750 per month and other employee benefits provided to similarly-situated employees. Mr. Juhl was entitled to severance compensation in the amount equal to 90 day’s pay in the event he terminated his employment for good reason.

Effective January 1, 2012 we entered into an Executive Employment Agreement with Mr. Juhl under which we will employ Mr. Juhl as Chief Executive Officer for a five-year term ending on December 31, 2016. During the first year of the term, Mr. Juhl’s monthly salary will be $19,687.50, and Mr. Juhl’s monthly salary will be increased by five percent (5%) during each remaining year of the term. We are obligated to pay Mr. Juhl an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by the board of directors. The performance bonus is conditioned upon (a) profitable operations of our company for the full year for which the bonus is to be paid and (b) minimum revenue growth during the year for which the bonus is to be paid as established by the board of directors. Mr. Juhl is entitled to be granted options to purchase 1,000,000 shares of common stock of the Company, subject to approval by the board of directors and any additional required approvals. Mr. Juhl receives an automobile allowance of $750 per month, 20 days of paid annual vacation and other employee benefits provided to similarly-situated employees. Mr. Juhl is entitled to severance compensation in an amount equal to 90 days’ pay in the event he terminates his employment for good reason.

John P. Mitola has been employed by the Company since the closing of the share exchange transaction on June 24, 2008 when the Executive Employment Agreement with John P. Mitola (the “Mitola Employment Agreement”) was assigned to us by Juhl Energy Development. Under the Mitola Employment Agreement, we employed Mr. Mitola as President for a term ending on December 31, 2011. Mr. Mitola’s monthly salary during the term thereof was $14,583 commencing on April 1, 2008, $16,667 commencing on June 24, 2009 and $18,750 commencing on June 24, 2010. We were obligated to pay Mr. Mitola an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by the board of directors. The performance bonus was conditioned upon (a) profitable operation of our company for the full year for which the bonus was to be paid and (b) minimum revenue growth during the year for which the bonus was to be paid as established by the board and set for 2008 and 2009 at $4.9 million and $8.9 million, respectively. Mr. Mitola received stock options to purchase 500,000 shares of our common stock exercisable at $1.00 per share, which options vested in three increments of one-third each upon completion of each year of employment. Mr. Mitola received an automobile allowance of $750 per month and other employee benefits provided to similarly-situated employees. Mr. Mitola was entitled to receive severance compensation in an amount equal to 90 days’ pay in the event that he terminated his employment for good reason.

Effective January 1, 2012 we entered into an Executive Employment Agreement with Mr. Mitola under which we will employ Mr. Mitola as President for a five-year term ending on December 31, 2016. During the first year of the term, Mr. Mitola’s monthly salary will be $19,687.50, and Mr. Mitola’s monthly salary will be increased by five percent (5%) during each remaining year of the term. We are obligated to pay Mr. Mitola an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by the board of directors. The performance bonus is conditioned upon (a) profitable operations of our company for the full year for which the bonus is to be paid and (b) minimum revenue growth during the year for which the bonus is to be paid as established by the board of directors. Mr. Mitola is entitled to be granted options to purchase 1,000,000 shares of common stock of the Company, subject to approval by the board of directors and any additional required approvals. Mr. Mitola receives an automobile allowance of $750 per month, 20 days of paid annual vacation and other employee benefits provided to similarly-situated employees. Mr. Mitola is entitled to severance compensation in an amount equal to 90 days’ pay in the event he terminates his employment for good reason.

On January 26, 2009, our board of directors appointed John J. Brand as our Chief Financial Officer.  On August 13, 2009, we entered into an Executive Employment Agreement with Mr. Brand pursuant to which we employed Mr. Brand as our Chief Financial Officer through December 31, 2011.  The employment agreement provided that Mr. Brand’s initial monthly salary was $10,417 and would increase to $12,500 based on the occurrence of certain business events.  We agreed to pay Mr. Brand an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by senior management and approved by the board of directors.  In connection with his employment agreement, Mr. Brand also received, in addition to an existing stock option grant in January 2009 to purchase an aggregate of 100,000 shares of our common stock exercisable at $1.95 per share according to the following vesting schedule:  25,000 shares on January 26, 2009; 25,000 shares on July 26, 2009; 25,000 shares on January 26, 2010; and 25,000 shares on July 26, 2010, an additional stock option grant to purchase an aggregate of 150,000 shares of our common stock exercisable at the closing price per share on August 13, 2009 with such options vesting over four years beginning September 1, 2009 through September 1, 2012.  Mr. Brand received an automobile allowance of $750 per month and other employee benefits provided to similarly-situated employees.  Mr. Brand was entitled to severance compensation in an amount equal to 90 day’s pay in the event that he terminated his employment for good reason as defined within the agreement.

Effective January 1, 2012 we entered into an Executive Employment Agreement with Mr. Brand under which we will employ Mr. Brand as Chief Financial Officer for a five-year term ending on December 31, 2016. During the first year of the term, Mr. Brand’s monthly salary will be $15,000, and Mr. Brand’s monthly salary will be increased in the range of three percent (3%) to five percent (5%) annually based on the judgment of the board of directors as recommended by the Compensation Committee based on the balance sheet health of the Company and other relevant factors. We are obligated to pay Mr. Brand an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by the board of directors. Mr. Brand is entitled to be granted options to purchase 750,000 shares of common stock of the Company, subject to approval by the board of directors and any additional required approvals. Mr. Brand receives an automobile allowance of $750 per month, 20 days of paid annual vacation and other employee benefits provided to similarly-situated employees. Mr. Brand is entitled to severance compensation in an amount equal to 90 days’ pay in the event he terminates his employment for good reason.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

There are 2,897,111 shares of common stock reserved for issuance under our 2008 Incentive Compensation Plan. We adopted our 2008 Incentive Compensation Plan on June 16, 2008, and prior to that date, we did not have in place any equity compensation plan.

The following table provides information as of December 31, 2011, with respect to the shares of common stock that may be issued under our existing equity compensation plan.

Equity Compensation Plan Information

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,260,000	$1.56	1,637,111

Equity compensation plans not approved by security holders	650,000	$2.39	-

Total	1,910,000	$1.84	1,637,111

The material provisions of the 2008 Incentive Compensation Plan approved by security holders are described herein. A copy of the 2008 Incentive Compensation Plan and a copy of the form of option agreement thereunder are included as Exhibits 10.1 and 102, respectively, to this Report.

The 650,000 options and warrants granted under equity compensation plans not approved by security holders include the following:

•
Options granted June 29, 2009 as compensation to our director, General Wesley Clark, to purchase 500,000 shares of common stock at $2.00 per share, with 166,666 shares immediately exercisable, 166,667 options vesting on June 29, 2010 and 166,667 options vesting on June 29, 2011. The options expire June 29, 2019. The form of this option agreement is included as Exhibit 10.11 to this Report.

•
Warrants granted December 19, 2008 as compensation to a consultant to purchase 25,000 shares of common stock at $7.00 per share, which warrants expire June 19, 2013. The form of this Warrant Agreement is attached as Exhibit 10.5 to this Report.

•
Warrants granted December 19, 2008 as compensation to a consultant to purchase 25,000 shares of common stock at $10.00 per share, which warrants expire June 19, 2013. The form of this Warrant Agreement is attached as Exhibit 10.6 to this Report.

•
Warrants granted December 31, 2009 as compensation to two consultants each to purchase 50,000 shares of common stock at $1.25 per share, which warrants expire December 31, 2014. The form of these warrant agreements is attached as Exhibit 10.16 to this Report.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 20, 2012 by:

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

Name (1)	Number of Shares Beneficially Owned (2,10)		Percentage of Shares Beneficially Owned (3)
5% Stockholders:

Vision Opportunity Master Fund, Ltd.	11,866,705	(4,13)	53.47%

Greenview Capital, LLC	1,948,756	(5,13)	8.78%

Daybreak Special Situations Master Fund, Ltd.	1,948,756	(6,13)	8.78%

Executive Officers and Directors:

Daniel J. Juhl	14,000,000	7	63.01%

John P. Mitola	1,760,000	8	7.75%

John J. Brand	212,500	9	*

Edward C. Hurley	20,000	10	*

General Wesley Clark	525,300	11	2.31%

James Beck	20,000	12	*

All executive officers and directors as a group (6 persons)	16,537,800		70.44%
____________________
*	Represents less than 1%.

1 Other than the 5% Stockholders listed above, the address of each person is c/o Juhl Wind, Inc., 1502 17th Street SE, Pipestone, Minnesota 56186.

2 Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after March 20, 2012, by the exercise or conversion of any warrant, stock option or convertible preferred stock. Unless otherwise noted, shares are owned of record and beneficially by the named person.

3 The calculation in this column is based upon 22,194,978 shares of common stock outstanding on March 20, 2012. The shares of common stock underlying warrants, stock options and convertible preferred stock are deemed outstanding for purposes of computing the percentage of the person holding them but are not deemed outstanding for the purpose of computing the percentage of any other person.

4 Consists of (a) 1,467,955  shares of common stock currently held by Vision Opportunity Master Fund, (b) 4,560,000 shares of common stock issuable upon the conversion of Series A convertible preferred stock and (c) 5,838,750 shares of common stock issuable upon the conversion of Series B convertible preferred stock. Adam Benowitz is the Portfolio Manager of Vision Capital Advisors, LLC, the investment manager of Vision Opportunity Master Fund, Ltd., which is the registered holder of the securities.  Mr. Benowitz, as the Managing Member of Vision Capital Advisors, LLC and the Director of Vision Opportunity Master Fund, has voting and dispositive power over the securities owned by Vision Opportunity Master Fund.  The preferred stock is subject to the ownership limitation detailed in Note 13 below. The address for Vision Opportunity Master Fund, Ltd. is c/o Citi Hedge Fund Services (Cayman) Limited, Cayman Corporate Cenre, 27 Hospital Road, 5 th Floor, Grand Cayman KY1-1109, Cayman Islands.

5 Consists of (a) 1,252,314 shares of common stock owned by Greenview Capital, LLC and its individual members John Prinz and Gene Maher), (b) 436,442 shares of common stock currently held by Daybreak Special Situations Master Fund, an affiliate of Greenview Capital, LLC, and (c) 260,000 shares of common stock issuable upon the conversion of Series A convertible preferred stock held by Daybreak Special Situations Master Fund.  The preferred stock is subject to the ownership limitation detailed in Note 13 below.  Larry Butz as Managing Partner of Daybreak Capital Management LLC, the investment advisor to Daybreak Special Situations Master Fund, Ltd., has voting and dispositive power over the shares held by Daybreak Special Situations Master Fund, Ltd.  Mr. Butz, as Managing Partner of Daybreak Capital Management LLC, may be deemed to beneficially own the shares of common stock held by Daybreak Special Situations Master Fund, Ltd.  Each of Daybreak Capital Management LLC and Mr. Butz disclaim beneficial ownership of such shares.  Daybreak Capital Management LLC is an affiliate of Greenview Capital LLC, and the beneficial ownership figures, before and after the offering, includes shares beneficially owned by Greenview Capital.  The address for Greenview Capital, LLC is 303 Broadway Street, Libertyville, Illinois 60048.

6 Consists of (a) 436,442 shares of common stock owned by Daybreak Special Situations Master Fund, (b) 1,252,314 beneficially owned by Greenview Capital, LLC, an affiliate of Daybreak Special Situations Master Fund, and its individual members (John Prinz and Gene Maher),  and (c) 260,000 shares of common stock issuable upon the conversion of Series A convertible preferred stock. The preferred stock is subject to the ownership limitation detailed in Note 13 below. The address for Daybreak Special Situations Master Fund, Ltd. is 143 E. Main St Suite 150 Lake Zurich, IL 60047.

7 Includes (a) 3,500,000 shares of common stock held by Mr. Juhl (b) 3,500,000 shares of common stock held by Mary Juhl, Mr. Juhl’s spouse, and (c) 7,000,000 shares of common stock held by the Juhl Family Limited Partnership, a Delaware limited partnership in which Mr. Juhl is the general partner.

8 Includes (a) 1,125,000 shares of common stock held by Mr. Mitola, (b) 125,000 shares of common stock held by the Mitola Family Limited Partnership, a Delaware limited partnership in which Mr. Mitola is the general partner and (c) 510,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

9 Consists of 212,500 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

10 Consists of 20,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

11 Consists of (a) 5,300 shares of common stock held by General Clark and (b) 520,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

12 Consists of 20,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

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

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Juhl Wind provides management, administrative and accounting services to four wind farm operations in which Dan Juhl and immediate family members have less than 5% equity interests in each entity. The revenues earned in the years ended December 31, 2011 and 2010 was $123,000 and $326,000, respectively.

Our CEO, Dan Juhl, is the .1% minority interest member of the 10.2 MW Woodstock Hills wind farm, which the Company acquired a 99.9% membership interest.

Three of our directors, Edward C. Hurley, General Wesley K. Clark, and James W. Beck are “independent” directors as that term is defined under NASDAQ rules and by the regulations of the Securities Exchange Act of 1934.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services were approximately $225,000.   These audit fees were incurred for the audit of the Company’s annual financial statements included within Form 10-K, review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, and the review of the various required periodic reporting filings. The Company incurred approximately $43,000 for tax or other various financial statement consulting services for the year ended December 31, 2011.

For the year ended December 31, 2010, the total fees charged to the Company for audit services were $154,000, and for audit-related services $9,000.

The current policy of the board of directors is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit-related fees have been approved by specific board action in 2011.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Company’s financial statements filed as part of this annual report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date

3.1	Certificate of Incorporation filed January 30, 2006		3.1	Form SB-2 File No. 333-141010	March 31, 2007

3.2	Certificate of Amendment of Certificate of Incorporation filed September 26, 2006		3.2	Form SB-2 File No. 333-141010	March 31, 2007

3.3	Certificate of Amendment of Certificate of Incorporation filed June 20, 2008 and effective June 24, 2008		3.1	Form 8-K File No. 333-141010	June 24, 2008

3.4	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock filed June 11, 2009		3.4	Form S-1/A File No. 333-154617	June 12, 2009

3.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed September 28, 2009		3(i)	Form 8-K File No. 333-141010	September 28, 2009

3.6	Amended and Restated Bylaws		3	Form 8-K File No. 000-54080	August 22, 2011

4	Specimen common stock certificate	X

10.1	2008 Incentive Compensation Plan		10.1	Form 8-K File No. 333-141010	June 25, 2008

10.2	Form of Option Agreement under 2008 Incentive Compensation Plan	X

10.3	Form of employment agreement, dated June 7, 2008, between Juhl Energy Development, Inc. and Daniel J. Juhl, as assigned to Juhl Wind, Inc.		10.2	Form 8-K File No. 333-141010	June 25, 2008

10.4	Form of employment agreement, dated June 7, 2008, between Juhl Energy Development, Inc. and John M. Mitola as assigned to Juhl Wind, Inc.		10.3	Form 8-K File No. 333-141010	June 25, 2008

10.5	Form of warrant agreement with consultant dated December 19, 2008	X

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date

10.6	Form of second warrant agreement with consultant dated December 19, 2008	X

10.7	Form of Administrative Services Agreement between Juhl Wind, Inc. and wind farm customers		10.2	Form S-1/A File No. 333-154617	January 21, 2009

10.8	Memorandum of Understanding dated April 13, 2009 between Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan		10.12	Form S-1/A File No. 333-154617	April 15, 2009

10.9	Waiver Agreement dated May 13, 2009 between Juhl Wind, Inc., and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan		10.2	Form 10-Q File No. 333-141010	May 15, 2009

10.10	Warrant Amendment Agreement dated June 29, 2009 among Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan (Exhibit A of the Warrant Amendment Agreement is filed as Exhibit 3.5 hereto)		99.1	Form 8-K File No. 333-141010	July 1, 2009

10.11	Form of option agreement dated June 29, 2009 between Juhl Wind, Inc. and Wesley K. Clark		10.1	Form 10-Q File No. 333-141010	November 14, 2011

10.12	Securities Exchange Agreement dated June 30, 2009 among Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan (Exhibit A of the Securities Exchange Agreement is filed as Exhibit 3.5 hereto)		99.2	Form 8-K File No. 333-141010	July 1, 2009

10.13	Form of Employment Agreement, dated August 13, 2009, between Juhl Wind, Inc. and John J. Brand		10.5	Form 10-Q File No. 333-141010	August 14, 2009

10.14	Waiver Agreement dated September 23, 2009 between Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan		10.20	Form S-1 File No. 333-162232	September 30, 2009

10.15	Development and Construction Services Agreement, dated November 6, 2009, by and between Grant County Wind, LLC, a Minnesota limited liability company (“GCW”) and ten additional signatories who are each individual wind generator companies and the members of GCW (each a “Generator LLC”, the Generator LLCs and GCW, collectively “Owner”) and Juhl Energy Development, Inc., a Minnesota corporation (excluding exhibits)		10.3	Form 10-Q File No. 333-141010	November 13, 2009

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date

10.16	Form of warrant agreement with consultants dated December 31, 2009	X

10.17	Form of Share Repurchase 10b5-1 Plan, dated as of October 12, 2010, between Juhl Wind, Inc. and Capstone Capital Management and Form of Amendment to Stock Repurchase 10b5-1 Plan		10.10	Form 10-K File No. 000-54080	March 31, 2011

10.18	Sale Agreement dated as of April 28, 2011 between Heller Financial, Inc. and Juhl Wind, Inc.		10.1	Form 8-K File No. 000-54080	May 4, 2011

10.19	Transfer Agreement dated as of April 28, 2011 between Heller Financial, Inc. and Juhl Wind, Inc.		10.2	Form 8-K File No. 000-54080	May 4, 2011

10.20	Sale Agreement dated as April 28, 2011 between Mission Funding Zeta and Juhl Wind, Inc.		10.3	Form 8-K File No. 000-54080	May 4, 2011

10.21	Transfer Agreement dated as of April 28, 2011 between Mission Funding Zeta and Juhl Wind, Inc.		10.4	Form 8-K File No. 000-54080	May 4, 2011

10.22	Transfer and Assignment Agreement dated as of May 6, 2011 between Juhl Wind Asset Investment, Inc. and Juhl Wind, Inc.	X

10.23	Unit Purchase Agreement, dated as of October 13, 2011 between individual sellers and Juhl Energy Development, Inc.		2.1	Form 8-K File No. 000-54080	February 24, 2012

10.24	Form of Guaranty Agreement dated as of November 30, 2011 between Geo Investors Renewable Infrastructure Fund, L.P. and Juhl Wind, Inc.		10.1	Form 8-K File No. 000-54080	January 4, 2012

10.25	Form of Juhl Wind Valley View, LLC letter agreement for Pearl Nicholas Trust, dated November 29, 2011		10.2	Form 8-K File No. 000-54080	January 4, 2012

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date

10.26	Form of Juhl Wind Asset Investment, Inc. letter agreement with Pearl Nicholas Trust, dated as November 29, 2011		10.3	Form 8-K File No. 000-54080	January 4, 2012

10.27	Form of Subscription Agreement dated as of November 29, 2011 between Juhl Valley View, LLC and Juhl Wind Asset Investment, Inc.		10.4	Form 8-K File No. 000-54080	January 4, 2012

10.28	Transfer Agreement, dated as of December 31, 2011 between Juhl Energy Development, Inc. and Juhl Renewable Assets, Inc.		2.2	Form 8-K File No. 000-54080	February 24, 2012

10.29	Form of employment Agreement dated January 1, 2012, between Juhl Wind, Inc. and Dan Juhl	X

10.30	Form of employment agreement dated January 1, 2012 between Juhl Wind, Inc. and John Mitola	X

10.31	Form of employment agreement dated January 1, 2012 between Juhl Wind, Inc. and John Brand	X

14	Code of Ethics		14	Form 10-K File No. 333-141010	March 31, 2009

21	Subsidiaries of the Registrant	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date

101.INS	XBRL Instance Document*	X

101.SCH	XBRL Taxonomy Extension Schema Document*	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

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

JUHL WIND, INC.

Date: March 30, 2012	By: /s/ John P. Mitola
John P. Mitola
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John P. Mitola John P. Mitola	President and Director (Principal Executive Officer)	March 30, 2012
/s/Daniel J. Juhl Daniel J. Juhl	Principal Executive Officer and Director	March 30, 2012
/s/John J. Brand John J. Brand	Principal Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012
/s/Wesley K. Clark Wesley K. Clark	Director	March 30, 2012
/s/Edward C. Hurley Edward C. Hurley	Director	March 30, 2012

/s/James Beck James Beck	Director	March 30, 2012