Form 10-Q
period 2012-03-31
Juhl Wind, Inc
filed 2012-05-15
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 333-141010

JUHL WIND, INC.
(Name of small business issuer in its charter)

Delaware	20-4947667
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1502 17th Street SE
Pipestone, Minnesota	56164
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (507) 777- 4310

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

Common Stock:  22,346,873 shares outstanding as of May 10, 2012.

PART I - FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements of Juhl Wind, Inc. (“Juhl Wind” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission” or “SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2011, previously filed with the Commission, which are included in the Annual Report on Form 10-K filed on March 30, 2012.

JUHL WIND INC.
 CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011

	MARCH 31,	DECEMBER 31,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$4,759,341	$5,251,148
Restricted cash	505,535	335,793
Short-term investments and accrued interest receivable	565,789	564,927
Short-term investments - restricted	383,032	382,269
Accounts receivable	636,716	2,064,939
Grant receivable- U.S. Treasury 1603 cash grant	-	6,284,476
Inventory	275,096	270,873
Other current assets	782,583	664,955
Current deferred income taxes	118,000	108,000
Total current assets	8,026,092	15,927,380

PROPERTY AND EQUIPMENT, Net	25,599,152	25,846,403

OTHER ASSETS
Investment, at cost	407,000	400,000
Escrow cash reserves for contractual commitments	830,433	900,870
Loan financing costs, net	12,762	13,607
Project development costs	283,141	283,141
Deferred income tax asset	100,000	-
Total other assets	1,633,336	1,597,618

TOTAL ASSETS	$35,258,580	$43,371,401

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$733,675	$3,828,276
Short-term notes payable	359,595	2,964,703
Accrued liabilities	1,134,828	1,097,338
Income taxes payable	-	90,000
Deferred revenue - license arrangement and other	725,624	697,281
Current portion of promissory notes payable	231,804	4,576,063
Derivative liabilities- interest rate swap	206,359	199,946
Current portion of nonrecourse debt	740,820	737,167
Total current liabilities	4,132,705	14,190,774

LONG-TERM LIABILITIES
Nonrecourse debt, net of current portion	10,581,992	10,650,328
Promissory notes payable, net of current portion	2,566,010	-
Derivative liabilities- interest rate swap	805,811	812,553
Deferred revenue - license arrangement and 1603 Grant, net of current portion	2,150,031	2,186,089
Deferred revenue - power purchase contract	3,840,327	3,720,373
Deferred income taxes	-	157,000
Total long-term liabilities	19,944,171	17,526,343

REDEEMABLE PREFERRED MEMBERSHIP INTERESTS	2,518,450	2,543,635

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY	180,000	180,000

STOCKHOLDERS' EQUITY
Controlling interest in equity:
Preferred Stock, 20,000,000 shares authorized Series A convertible preferred stock - $.0001 par value, 4,820,000 issued and outstanding as of March 31, 2012 and December 31, 2011	2,526,660	2,527,731
Series B convertible preferred stock - $.0001 par value, 5,966,792 issued and outstanding at March 31, 2012 and December 31, 2011	11,392,403	11,392,403
Common Stock - $.0001 par value; 100,000,000 shares authorized, 22,194,178 and 22,059,803 issued and 22,004,574 and 21,870,199 outstanding March 31, 2012 and December 31, 2011, respectively	2,220	2,206
Additional paid-in capital	8,597,904	8,550,435
Treasury stock, 189,604 shares held by the Company at March 31, 2012 and December 31, 2011	(218,965)	(218,965)
Accumulated deficit	(15,203,112)	(14,650,814)
Noncontrolling interest in equity	1,386,144	1,327,653
Total stockholders' equity	8,483,254	8,930,649

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,258,580	$43,371,401

The accompanying notes are an integral part of these consolidated statements.

 The following table presents information on assets and liabilities related to VIEs that are consolidated by the Company at March 31, 2012 and December 31, 2011.

	MARCH 31, 2012	DECEMBER 31, 2011
	(unaudited)
Cash	$139,988	$28,621
Restricted Cash	423,503	253,761
Accounts receivable and other current assets	310,212	225,977
Grant receivable	-	6,284,476
Property and equipment, net	16,142,566	16,308,909
All other assets	604,125	718,653
Total assets	$17,620,394	$23,820,397

Accounts payable and accrued expenses	$687,685	$2,700,984
Short-term notes payable	-	2,588,200
Derivative liabilities	1,012,170	1,012,499
Nonrecourse debt	10,153,208	10,153,208
Total liabilities	$11,853,063	$16,454,891

The assets of the consolidated VIEs are used to settle the liabilities of those entities. Liabilities  are nonrecourse to the general credit of the Company.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2012 AND 2011

	2012			2011
	(unaudited)			(unaudited)

REVENUE	$1,206,359	100.0%		$6,591,411	100.0%

COST OF GOODS SOLD	506,051	42.0		791,990	12.0

GROSS PROFIT	700,308	58.0		5,799,421	88.0

OPERATING EXPENSES
General and administrative expenses	541,476	44.9		466,467	7.1
Payroll and employee benefits	458,698	38.0		535,950	8.1
Wind farm administration expenses	126,797	10.5		18,316	0.3
Total operating expenses	1,126,971	93.4		1,020,733	15.5

OPERATING INCOME (LOSS)	(426,663)	(35.6)		4,778,688	72.5

OTHER INCOME (EXPENSE)
Interest and dividend income	14,057	1.2		138,769	2.1
Interest expense	(268,926)	(22.3)		(163,608)	(2.5)
Gain on fair value of interest rate swap	329	0.0		-	0.0
Total other expense, net	(254,540)	(21.1)		(24,839)	(0.4)

INCOME (LOSS) BEFORE INCOME TAXES	(681,203)	(56.7)		4,753,849	72.1

INCOME TAX BENEFIT (EXPENSE)	267,000	22.2		(1,952,000)	(29.6)

NET INCOME (LOSS)	(414,203)	(34.5)		2,801,849	42.5

LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	58,491	-		(1,714)	(0.0)

NET INCOME (LOSS) ATTRIBUTED TO JUHL WIND, INC.	$(472,694)	(34.5	) %	$2,803,563	42.5%

PREFERRED DIVIDENDS	101,521			96,400

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(574,215)			$2,707,163

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	22,190,522			21,266,752

NET INCOME (LOSS) PER SHARE - BASIC	$(0.03)			$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	22,190,522			21,317,925

NET INCOME (LOSS) PER SHARE - DILUTED	$(0.03)			$0.13

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 2012

			Convertible		Convertible					Total
			Preferred Stock		Preferred Stock		Additional			Stockholders'	Non-	Total
	Common Stock		Series A		Series B		Paid-In	Treasury	Accumulated	Equity-	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Juhl Wind	Interest	Equity

BALANCE -December 31, 2011	$22,059,803	$2,206	4,820,000	$2,527,731	5,966,792	$11,392,403	$8,550,435	$(218,965)	$(14,650,814)	$7,602,996	$1,327,653	$8,930,649

Net income	-	-	-	-	-	-	-	-	(472,694)	(472,694)	58,491	(414,203)

Stock-based compensation	-	-	-	-	-	-	46,412	-	-	46,412		46,412

Series A preferred stock dividend paid in common stock	135,175	14	-	(98,542)	-	-	98,528	-	-	-		-

Series A Preferred dividends	-	-	-	97,471	-	-	(97,471)	-	-	-		-

Dividends on subsidiary preferred stock paid in cash	-	-	-	-	-	-	-	-	(4,050)	(4,050)		(4,050)

Dividends paid on preferred membership Interests in wind farms	-	-	-	-	-	-	-	-	(75,554)	(75,554)		(75,554)

BALANCE -March 31, 2012 (unaudited)	22,194,978	$2,220	4,820,000	$2,526,660	5,966,792	$11,392,403	$8,597,904	$(218,965)	$(15,203,112)	$7,097,110	$1,386,144	$8,483,254

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2012 AND 2011

	2012	2011
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(414,203)	$2,801,849
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	302,175	13,870
Increase in investment	(7,000)	-
Stock-based compensation	46,412	137,680
Gain on fair value of interest rate swap	(329)	-
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,428,223	1,212,370
Promissory notes receivable	-	(5,718,026)
Inventory	(4,223)	(191,828)
Reimbursable project costs	-	293,909
Costs and estimated earnings in excess of billings	-	661,418
Other current assets	(117,628)	34,617
Interest receivable on short term investments	(1,625)	(4,669)
Accounts payable	(1,233,901)	269,539
Promissory notes payable	38,624	835,450
Accrued expenses	37,490	14,946
Billings in excess of costs and estimated profits	-	95,339
Income taxes payable	(90,000)	700,000
Deferred income taxes	(267,000)	1,252,000
Advance on sale of project development rights	-	1,000,000
Deferred revenue	135,797	(111,255)
Net cash provided by (used in) operating activities	(147,188)	3,297,209

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from short-term investments	-	302,685
Proceeds from cash grant	6,284,476	-
Payments for project development costs	-	(28,941)
Payments for property and equipment	(77,637)	(8,914)
Net cash provided by (used in) investing activities	6,206,839	264,830

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	(169,742)	110,016
Escrowed cash reserves for contractual commitments	70,437	-
Cash dividends paid	(104,789)	-
Principal payments on bank notes payable	(2,754,591)	-
Payments of accounts payable and promissory notes payable related to property and equipment	(3,592,773)	-
Payments for treasury stock	-	(10,869)
Net cash provided by (used in) financing activities	(6,551,458)	99,147

NET INCREASE (DECREASE) IN CASH	(491,807)	3,661,186

CASH BEGINNING OF THE PERIOD	5,251,148	645,596

CASH END OF THE PERIOD	$4,759,341	$4,306,782

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$73,656	$5,254

NONCASH INVESTING AND FINANCING ACTIVITIES
Series A preferred stock dividend	$97,471	$96,400
Series A dividend payment in common stock	$(98,542)	$(98,542)
Promissory note receivable received upon issuance of promissory note payable	$-	$5,264,093
Promissory note receivable and payable reduction for collectability	$-	$78,457
Conversion of reimburseable project costs to equity investment in wind farm	$-	$293,031
Conversion of note receivable to equity investment in wind farm	$-	$185,539

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

1.                BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnotes disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011 which was filed with the Securities and Exchange Commission on March 31, 2012.

In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.  The results reported in these condensed consolidated interim financial statements should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2012.

Juhl Wind, Inc. (“Juhl Wind” or “the Company”) conducts business under five subsidiaries, Juhl Energy Services, Inc. (“JES”), Juhl Energy Development, Inc. (“JEDI”), Juhl Renewable Assets, Inc. (“JRA”), Next Generation Power Systems, Inc. (“NextGen”), Juhl Renewable Energy Systems, Inc. (“JRES”), and ownership and operational duties over the following  three operating wind farms--Woodstock Hills LLC (“Woodstock Hills”), Winona County Wind (“Winona”) and Valley View Transmission, LLC (“Valley View”).  All intercompany balances and transactions are eliminated in consolidation.

Juhl Wind, Inc. is an established leader in community wind power development and management, focused on wind farm projects throughout the United States.  The Company handles all aspects of wind project development, through our operating subsidiaries, including full development and ownership of wind farms, general consultation on wind projects, construction management of wind farm projects and system operations and maintenance for completed wind farms.  In April 2012, the Company completed an acquisition of Power Engineers Collaborative, LLC and now provides professional engineering services to the power and building systems industries.

Generally accepted accounting principles require certain variable interest entities (“VIE”s) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient powers, obligations, or rights or if the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.

Juhl Wind initially determined that its Winona County wind farm project was a VIE requiring consolidation through the first three quarters of 2011.  Accordingly, the Company’s consolidated financial statements include the accounts of Winona County for those periods. During the fourth quarter of 2011, Juhl Wind acquired 100% of the ownership interest and accounted for this acquisition under the “common control” rules of ASC 805.

As a result of a transaction that occurred during the fourth quarter of 2011, Juhl Wind determined that the Valley View wind farm project was a VIE that required consolidation by the Company.  As a result of this transaction, the Company has a 32.6% voting interest in Valley View, and has an additional 13.9% voting power through a voting trust arrangement with three other investors.  The Company currently acts as the managing agent for Valley View, and our CEO is also on the Board of Governors of Valley View.  In addition, the Company agreed to guarantee certain payments to investors in order to secure the required equity capital and to enable the term loan conversion by the lender.  Accordingly, the consolidated financial statements include the accounts of Valley View, including the 32.6% the Company’s ownership interest.  The remaining outside interest of 67.4%, that is not classified outside of permanent equity as redeemable membership units, is presented and classified in the consolidated financial statements as noncontrolling interest.  Prior to this transaction, the Company accounted for its investment in Valley View as an equity method investment.

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

REVENUE RECOGNITION

Turbine Sales and Service:

Turbine sales occur from small scale wind turbines that are internally re-manufactured and sold by the Company, or through purchase and resale of larger scale wind turbines to wind farm project owners. Revenue from the sale of small scale wind turbines are recognized upon shipment to the customer as transfer of ownership, and risk of loss have been transferred to the customer.  Deposits received from customers are included as deferred revenue until shipment occurs. Revenues from the sale of larger scale wind turbines are generally recognized in conjunction with the construction services percentage of completion accounting discussed below. Commencement of revenue recognition is only after turbine erection activities have begun.

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

·
Proceeds received upon the signing of a Development Services Agreement (generally 10% of the total expected development fee) are amortized over the expected period of the development process, which is generally three years. The amortization period is re-assessed by management as new timelines are established for the project in-service date, and the amortization period is adjusted.

·
The remaining proceeds are allocated to the following deliverables based on vendor specific objective evidence (“VSOE”) of each item: 1) achievement of a signed Power Purchase Agreement (“PPA”) with an electrical utility, and 2) final commissioning of the wind farm turbines.  Management has determined that these deliverables have stand-alone value, and performance of the undelivered services are considered probable and in the control of the Company

Wind Farm Management Services
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
MARCH 31, 2012

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at March 31, 2012 due to the short maturity nature of these instruments. The carrying value of restricted cash and short-term investments approximate their fair value based on quoted market prices. The Company believes the carrying value of the derivative instruments approximates fair value based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs. The Company believes the carrying amount of the notes payable approximates the fair value due to a significant portion of total indebtedness contains variable interest rates and this rate is a market interest rate for these borrowings

COMPARATIVE DATA
Certain 2011 balance sheet line and statement of operations items have been reclassified to conform to the current period’s presentation. These changes had no effect on previously reported net income, stockholders’ equity or cash flows.

3.                CONCENTRATIONS

The Company derived approximately 84% of its revenue for the three-months ended March 31, 2012 from two customers primarily as a result of the electricity sales and maintenance services, and 94% of its revenue for the three months ended March 31, 2011 was from sales to 4 customers primarily as a result of development and construction services fees. At March 31, 2012 and December 31, 2011, 75% and 79% of the Company's accounts receivable were due from two and one customers, respectively.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

4.                 ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2012	December 31, 2011*
Wind farm management/maintenance	$264,422	$253,928
Electricity sales	362,142	321,619
Construction contracts	-	1,440,303
Turbine sales and service	10,152	49,089
Total	$636,716	$2,064,939

*Derived from December 31, 2011 audited financial statements

5.                INVENTORY

Inventory consists of the following:

	March 31, 2012	December 31, 2011*
Materials and supplies	$275,096	$270,873
Total	$275,096	$270,873

*Derived from December 31, 2011 audited financial statements

6.                PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2012	December 31, 2011*
Land and improvements	$60,158	$60,158
Building and improvements	294,590	294,590
Equipment, including vehicles	437,117	413,358
Turbines and improvements	25,667,243	25,633,493
Construction in process	85,413	65,284
Subtotal	26,544,521	26,466,883
Less accumulated depreciation	(945,369)	(620,480)
Total	$25,599,152	$25,846,403

*Derived from December 31, 2011 audited financial statements

7.                 INCOME TAXES

The Company files a consolidated tax return inclusive of each of its wholly-owned subsidiaries, JES (formerly DanMar), JEDI, JRA, JRES and NextGen.

The Company has recorded deferred tax assets and liabilities arising from the anticipated timing differences recorded in the consolidated financial statements and income tax returns for various accrued expenses, accounting methods used in computing depreciation and revenue recognition, and benefits from net operating loss carryforwards.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

The income tax expense (benefit) for the three month periods ended March 31, 2012 and 2011 consists of the following components:

	2012	2011
Current	$-	$700,000
Deferred	(267,000)	1,252,000
Total income tax expense (benefit)	$(267,000)	$1,952,000

The components of the deferred income tax asset and liability as of March 31, 2012 and 2011 are as follows:

	2012	2011
Current deferred income tax asset:
Accrued vacation and compensation	$114,000	$187,000
Reserves for warranty and doubtful accounts	20,000	17,000
Other	33,000
Total	$167,000	$204,000

Non-current deferred income tax asset:
Stock-based compensation expense		$836,000	$722,000
Deferred revenue/other		1,072,000	370,000
Net operating loss carryforward		2,292,000
Less valuation allowance		(836,000)	(722,000)
Total		$3,364,000	$370,000

Current deferred income tax liability:
Completed contract accounting	$		$163,000
Prepaid expenses		49,000
Total		$49,000	$163,000

Non-current deferred income tax liability
Depreciation		$3,264,000	$26,000

Deferred income taxes are presented on the consolidated balance sheet under the following captions at March 31, 2012 and 2011:

	2012	2011
Total current assets	$118,000	$41,000
Total other assets	100,000	344,000
Total	$218,000	$385,000

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2012, a valuation allowance of $836,000 has been recognized for deferred tax assets, primarily for stock-based compensation.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the three months ended March 31, 2012:

Statutory tax rate	$232,000	34.0%
States taxes, net of federal benefit	41,000	6.0
Nondeductible income/expenses	(2,000)	(.3)
Other, net	14,000	2.1
Increase in valuation allowance	(18,000)	(2.6)
	$267,000	39.2%

8.             PROMISSORY NOTES PAYABLE

Promissory notes payable consists of the following:

	March 31, 2012	December 31, 2011*

Note payable to a turbine supplier, including interest at 6%, initially payable in April 2012 based on additional project financing and classified as current at December 31, 2011. In lieu of a refinancing, beginning May 2012, the note payable is payable through 95% of net cash flows from a wind project; secured by Company’s first secured rights arising out of its Development and Construction Services Agreement with the underlying project. The note payable has been classified as long-term at March 31, 2012 based on estimated payments from project cash flows.	$2,797,814	$2,759,190

Note payable to a construction subcontractor, including interest at 8%; paid in full March 2012	-	1,732,073

Note payable to a governmental entity, bearing no interest, paid in full in February 2012	-	84,800
Totals	$2,797,814	$4,576,063

Less current portion	(231,804)	(4,576,063)
Long-term portion	$2,566,010	$-

*Derived from December 31, 2011 audited financial statements

9.                SHORT-TERM NOTES PAYABLE

Short-term notes payable consists of the following:

	March 31, 2012	December 31, 2011*
Cash grant bridge note payable to a bank, with interest at 3-month LIBOR plus 2.75 basis points (3.28% at December 31, 2011); loan was paid in full March 2012 upon receipt of the cash grant	$-	$2,588,200

Note payable to bank, interest payable monthly at 5%, collateralized by certificates of deposit, due November 2012	359,595	376,503
	$359,595	$2,964,703

*Derived from December 31, 2011 audited financial statements

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

10.   NONRECOURSE DEBT

Nonrecourse debt obligations consist of the following:

	March 31, 2012	December 31, 2011*
Note payable to bank, due January 2016, with interest at 5.5%; payable in quarterly installments of $82,031, collateralized by Woodstock Hills assets including turbines and improvements, rights to payment under leases and the power purchase contract	$1,169,604	$1,234,287

Note payable to a bank, bearing interest at 6-month LIBOR plus 2.75 basis points (3.5% at December 31, 2011); due April 2026; principal and interest payments due semi-annually; collateralized by all Valley View wind farm project assets; see Note 11 for interest rate swap disclosure	10,153,208	10,153,208
Total nonrecourse debt	11,322,812	11,387,495
Less current portion	(740,820)	(737,167)
Long-term portion	$10,581,992	$10,650,328

*Derived from December 31, 2011 audited financial statements

11.   DERIVATIVE FINANCIAL INSTRUMENT AND FAIR VALUE - INTEREST RATE SWAP

The Valley View wind farm entered into an interest rate swap agreement with a notional amount of $7,700,000 to effectively convert those borrowings under its long-term debt arrangement from a variable interest rate to a fixed interest rate of approximately 3.71% during its 15-year term. The fair value of the interest rate swap agreement obligation (Level 2 in the fair value hierarchy) approximated $1,012,170 and $1,012,499 at March 31, 2012 and December 31, 2011, respectively, and is recorded as a current and long-term liability in the consolidated balance sheet. The Company determines the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.

Noncash other income recorded in connection with the change in the fair value of the interest rate swap agreement approximated $329 during the quarter ended March 31, 2012.

The following table provides details regarding the Company's derivative instruments at March 31, 2012:

Instruments	Balance Sheet location	Assets	Liabilities
Interest rate swap	Current liabilities	$ -	$ 206,359
Interest rate swap	Long-term liabilities	-	805,811

The following table provides details regarding the approximate gains and losses from the Company's derivative instruments in the statement of operations, none of which are designated as effective hedging instruments:

Instrument	Statement of operations location	Quarter ended March 31, 2012
Interest rate swap	Other income (expense)	$ 329

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

12.              DEFERRED POWER PURCHASE CONTRACT REVENUE

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

In accordance with our revenue recognition policy in Note 2, revenue levelization is used to recognize revenue from the electricity sales of Woodstock Hills.  Revenue deferred under this levelization calculation at March 31, 2012 was approximately $337,000.

At the time of acquisition of Woodstock Hills in April 2011, the power purchase rates in the PPA between Woodstock Hills and NSP were considered unfavorable when compared with market conditions at the time of the acquisition. As a result, an unfavorable contract liability of approximately $3,418,000 was recognized on the acquisition date.  The amount of this liability was determined based on what we estimated is the current market rate that power purchasers are paying for electrical power, net of the fair value of the renewable energy credits that Woodstock Hills could be expected to realize during the term of the PPA.   The unfavorable contract liability will be expected to increase through 2017 based on the current power purchase rate structure, and the liability amount from 2018 and forward will be amortized as an increase to net revenue based on the decreasing PPA rates over the remaining contractual term.  The net increase to the unfavorable contract liability from the date of acquisition to March 31, 2012 was approximately $85,000.

The Company has recorded the following long term liability in its financial statements in relation to the PPA:

	March 31, 2012	December 31, 2011*
Rate levelization adjustment	$336,623	$231,086
Unfavorable contract liabilities	3,503,704	3,489,287
Total	$3,840,327	$3,720,373

*Derived from December 31, 2011 audited financial statements

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

The following is information for each segment for the three months ended March 31, 2012:

	Wind Farm Development and Management	Wind Farm Ownership and Operation	Consumer- Owned Renewable Energy	Consolidated
For the three months ended March 31, 2012:
Wind farm development/management	$322,369	$-	$-	$322,369
Turbine sales and service	-	-	36,999	36,999
Electricity Sales	-	846,991	-	846,991
Total revenue	$322,369	$846,991	$36,999	$1,206,359

Income (loss) from operations	$(602,256)	$228,622	$(53,029)	$(426,663)
Other expense, net	(53,354)	(197,353)	(3,833)	(254,540)
Income (loss) before income tax benefit	$(655,610)	31,269	$(56,862)	$(681,203)

Identifiable assets at March 31, 2012	$1,445,741	$28,086,863	$608,835	$30,141,439
Corporate assets				5,117,141
Total assets at March 31, 2012				$35,258,580

The following is information for each segment for the three months ended March 31, 2011:

	Wind Farm Development and Management	Wind Farm Ownership and Operation	Consumer- Owned Renewable Energy	Consolidated
For the three months ended March 31, 2011:
Wind farm development/management	$5,174,402	$-	$14	$5,174,416
Turbine Sales and Service	5,601	-	64,522	70,123
Related party revenue	80,869	-	-	80,869
Construction contract revenue	1,265,504	-	499	1,266,003
Total revenue	$6,526,376	$-	$65,035	$6,591,411

Loss from operations	$4,787,716	$-	$(9,028)	$4,778,688
Other income (expense), net	(19,700)	-	(5,140)	(24,839)
Loss before income taxes	$4,768,017	$-	$(14,168)	$4,753,849

Identifiable assets at March 31, 2011	$13,876,061	$-	$608,001	$14,484,062
Corporate assets				4,077,386
Total assets at March 31, 2011				$18,561,448

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

14.              SUBSEQUENT EVENT

On April 30, 2012 (the “Closing Date”), the Company became the sole equity owner in Power Engineers Collaborative, L.L.C., an Illinois limited liability company (“PEC”), which provides engineering services to clients in the energy, industry and building systems markets. The purchase price consisted of the following: (i) cash in the amount of $750,000 and (ii) options to purchase shares of common stock of the Company under the Company’s Incentive Plan as follows: 100,000 Options to Sellers and 150,000 Options to employees of PEC as designated by Sellers. The cash payment is subject to a post-closing adjustment based on PEC’s balance sheet prepared as of the closing date, with respect to the actual capital account, reflecting total member equity at the time of closing of the Purchase Agreement.  Additionally, the sellers shall have the opportunity to receive additional consideration as part of the purchase price as follows: (i) an additional cash amount of $250,000, and (ii) 500,000 shares of common stock of the Company, contingent upon PEC meeting certain performance targets for earnings.

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

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the consolidated financial statements of the Company and notes thereto included elsewhere in this report. Historical results and percentage relationships among any amounts in these consolidated financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other Securities and Exchange Commission filings.

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

NextGen	Next Generation Power Systems, Inc., a South Dakota corporation, which we acquired on October 31, 2008 and which is now our wholly-owned subsidiary
Juhl Renewable Assets	Juhl Renewable Assets, Inc., a Delaware corporation (formerly known as Juhl Wind Asset Investment, Inc. and Juhl Wind Project Lending, Inc.), our wholly-owned subsidiary formed on May 19, 2010

Juhl Renewable Energy Systems	Juhl Renewable Energy Systems, Inc., a Delaware corporation, our wholly-owned subsidiary formed on February 2, 2012
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

Overview of Our Business

Juhl Wind is an established leader in community wind power development and management, focused historically on wind farm projects throughout the United States.  We handle all aspects of wind project development, through our operating subsidiaries, including full development and ownership of wind farms, general consultation on wind projects, construction management of wind farm projects and system operations and maintenance for completed wind farms, which results in multiple revenue streams.  Our primary focus has been to build 5 MW to 80 MW wind farms that are jointly owned by local communities, farm owners, environmentally-concerned investors, and our Company.  The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power. Our development of community wind power systems generally results in landowners owning a portion of the long term equity in the wind farm that resides on their land.  We pioneered community wind power systems in developing the currently accepted financial, operational and legal structure providing local ownership of medium to large scale wind farms.  Since 1999, we have completed 21 wind farm projects, accounting for approximately 195 megawatts of wind power that currently operate in the Midwest region of the United States, and we provide operational management and oversight to wind generation facilities generating approximately 107 megawatts, through our subsidiary, Juhl Energy Services.  We are presently engaged in various aspects of the development of approximately 25 new wind farm projects in the United States totaling approximately 405 megawatts of wind power.

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

As part of our strategy, we will use our position in the renewable energy space to advance conservation technologies focused on smaller scale wind and solar systems, through our subsidiary, Juhl Renewable Energy Systems, to consumers, directly and through our dealer network.

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

OVERVIEW OF OPERATING SUBSIDIARIES

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

Next Generation Power Systems – Refurbished Turbines and Maintenance Support

Next Generation Power Systems is in the business of refurbishing turbines and maintaining this fleet.  We do not expect to sell any further refurbished turbines in the future.

Factors Affecting Our Operating Results

Demand

Political factors have stressed the importance of renewable energy and U.S. energy independence, causing the demand for wind power in the United States to grow rapidly over the last several years.  We expect that the growth of wind power developments will be hampered over the next two years due to uncertainty over the direction of U.S. energy policies and low natural gas prices.  At the date of this report, Congress has not extended programs such as the production tax credit or cash grant program. These programs, which expire at the end of 2012, provide material incentives to develop wind energy generation facilities.  The uncertainty with respect to extension of these credits and incentives has placed the wind industry in a tentative position.  The development of wind energy projects requires extensive lead time, and the failure of Congress to extend or renew these incentives beyond the current 2012 expiration dates has already interrupted potential wind energy installations planned for 2013, as developers are shelving plans for wind projects.   We expect that further Congressional delay on action to renew or extend these incentives will likely result in additional deferral of wind energy generation facility development and will likewise negatively impact the demand for wind turbines, towers, and related components.  As a result, the continued Congressional delay or failure to extend or renew these or similar incentives in the future could have a material adverse impact on our business, results of operation, financial performance and future development efforts of wind energy projects.

Although development of wind farms has been incentivized over the past 20 years by the PTCs and that the PTC’s are now set to expire, we believe there still is impetus in the United States to increase its generation of electrical power through renewable energy means. We believe that the market for community wind power and distributed generation projects will be maintained as a model for ongoing installations of wind power given the constraints of transmission capacity and utility power purchases that are currently affecting the growth of larger scale projects.

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

●
newer wind turbine models are becoming more efficient (such as advances in wind turbine blade aerodynamics, development of variable speed generators, advances in remote operation and monitoring systems, improvements in wind monitoring and forecasting tools and advances in turbine maintenance) and offer improved capacity factors, and together with cost competition among suppliers,  wind power systems have become more competitive with coal and gas on a dollar-per-megawatt-hour basis

We can provide full-scale development of wind farms across the range of required steps including performing initial feasibility studies, assisting in power purchase agreement negotiations, arranging equity and debt project financing, providing equipment and  construction services, and managing operations.  Further, we will continue to develop our capabilities in the renewable energy space with development of distributed generation projects, such as wind facilities that can be utilized by large corporations interesting in being green, or solar projects. Thus, we believe it is necessary to evolve and diversify in our asset, product and service portfolio to reduce our exposure to uncertainty related to the extension or renewal of tax incentives and other favorable governmental policies currently supporting the U.S. wind industry.

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

Further, we expect that with the elimination of the PTCs on December 31, 2012 (unless an extension is passed by Congress), financing will shift from unleveraged tax equity to more traditional project financing which has proven difficult.  Thus, alternative financing arrangements, such as vendor financing for construction costs, will become imperative in any wind development project, which is a type of financing we have used for a number of our projects. This has also caused our revenue levels to fluctuate as wind farm development fees is significantly affected by the investment and financing of projects.

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

Recent Developments in Federal Tax and Economic Incentives

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

Basis of Presentation

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. and the rules and regulations of the SEC.

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

On October 13, 2011, Juhl Renewable Assets became a 100% equity owner in Winona Wind Holdings, LLC (“WWH”), which in turn owns 100% of  Winona County Wind, LLC (“WCW”), the operator of a 1.5 MW wind energy facility. Prior to this acquisition, we had been consolidating the financial activities of WCW as a variable interest entity.  The financial activities of WWH and WCW were already incorporated into our consolidated financial statements prior to this acquisition.

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

Results of Operations

Comparison of Three-Month Periods Ended March 31, 2012 and March 31, 2011

Overview

Our general activity during the first quarter of 2012 was primarily focused on the following projects:

•	Completing the acquisition of Power Engineers Collaborative, LLC, an engineering services firm operating in Midwestern U.S., which we consummated on April 30, 2012.

•
Negotiating development services agreements with five wind farm projects comprising approximately 35 MW of development in Midwestern or eastern regions of the U.S.    This allows us to diversify our development portfolio by adding projects throughout North America and in regions that generally experience higher electric rates.

•	Operating and managing approximately 150 MW of wind farm projects, mostly in the Buffalo Ridge region in Minnesota.

Further, on March 9, 2012, the Valley View project collected the U.S. Treasury Section 1603 cash grant in the amount of $6,284,476.  The proceeds were used to pay off the short-term bridge note of $2,588,200, and the remaining proceeds were used to pay primarily the turbine supplier and to the Company who acted as developer and general contractor. The payments related to these notes and liabilities in March 2012 was the primary reason for the decrease in total assets from December 31, 2011.

During the quarter ended March 31, 2012, we continued the prototype testing of a 35 kw class wind turbine and development of the Solarbank product line. Our revenues from this operating segment were insignificant during 2011 and we expect to increase our competitive market position in 2012 as we introduce these products and build distribution capabilities.

At March 31, 2012, we had no community wind farm projects under construction.  We continue to provide development services for various wind energy projects in our development pipeline and obtaining rights to co-develop future projects with other developers who do not have the capital, reputation and resources necessary to complete their project opportunities.  This will include evaluating opportunities with corporations who are interested in purchasing power as a part of green energy initiatives within their corporate strategy.

Subsequent to the end of the first quarter of 2012, effective April 30, 2012 (the “Closing Date”), the Company became the sole equity owner of Power Engineers Collaborative, L.L.C., an Illinois limited liability company (“PEC”), which provides engineering services to clients in the energy, industry and building systems markets.  The Company entered into a unit purchase agreement (the “Purchase Agreement”) for the purchase of one-hundred (100) membership units of PEC (the “Units”), which represents 100% of the equity interest, from three individual owners.  The purchase price consisted of cash in the amount of $750,000.  Additionally, options to purchase shares of common stock of the Company (“Options”) under the Company’s Incentive Compensation Plan were issued to the former employees of PEC who continued working after the acquisition by the Company as follows: 100,000 Options to Sellers and 150,000 Options to employees of PEC as designated by Sellers. Additionally, the former owners of PEC have the opportunity to receive additional consideration as part of the purchase price in the form of an additional cash amount of $250,000 and 500,000 shares of common stock of the Company, contingent upon PEC meeting certain performance targets for earnings, as described more fully in the Purchase Agreement.   The Company filed a Form 8-K with the Securities and Exchange Commission on May 3, 2012, with respect to the details of this purchase transaction.

Revenue

Total revenue decreased by approximately $5,385,000, or 81.7%, from approximately $6,591,000 for the quarter ended March 31, 2011, to approximately $1,206,000 for the quarter ended March 31, 2012.

A comparison of our revenue for the quarter ended March 31, 2012 and 2011 is as follows:

	March 31, 2012	March 31, 2011	Change	% Change
JEDI:
Wind farm development	$27,892	$5,101,071	$(5,073,179)	(99.5)%
Construction	-	1,265,504	(1,265,504)	(100.0)
JESI:
Management and maintenance	294,477	159,801	134,676	84.3
NextGen/JRES:
Small scale solar and wind	36,999	65,035	(28,036)	(43.1)
JRA:
Electricity Sales	846,991	-0-	846,991	inf
Total	$1,206,359	$6,591,411	$(5,385,052)	(81.7)%

Juhl Energy Development (JEDI)
The decrease in wind farm development revenue is primarily attributable to approximately $4,988,000 of wind farm development fee revenue from three wind farm construction projects that completed financing arrangements during the first quarter of 2011, whereas we recorded only approximately$28,000 in the first  quarter of 2012.

The decrease in construction revenues of approximately $1,266,000 over the quarter ended March 31, 2011 was related to having one construction project in process for 2011 and none in 2012.

Our wind farm development and construction revenues for 2012 are dependent on our ability to successfully complete financing, permitting and turbine arrangements with respect to two late-stage development projects comprising approximately 10 MW.  Depending on the financing arrangements, we may ultimately may be unable to report revenue from construction and development if we are considered the primary beneficiary due to variable interest entity rules.  We do expect that the Crofton Hills wind farm, which we sold our development rights in 2011, will be completed in 2012 and therefore allow the recognition of $500,000 of deferred revenue in 2012.

Juhl Energy Services (JESI)

Revenue from wind farm administration, management and maintenance service increased by approximately $135,000 over the quarter ended March 31, 2011.  The increase is primarily attributable to administrative services agreements for approximately 107 MW of wind farms, of which 22 MW relate to companies whose revenues are eliminated in consolidation.

We expect that our overall 2012 revenues will increase by $150,000 as a result of getting a full year run rate on existing service contracts that commenced in 2011. In addition, we have made bid proposals on existing wind farms for maintenance services and to the extent we are successful in our bids, our revenues will grow accordingly.

Juhl Renewable Assets (JRA)

In 2011, we acquired ownership in three wind farms (Woodstock Hills, Winona County and Valley View) and our consolidated financial statements include the operations of these entities.  At March 31, 2011, we had no significant ownership investments in wind farms and therefore we reported no electricity sales revenues.

Revenue for electricity sales for the period ended March 31, 2012 was approximately $847,000.  This amount was adjusted downward by $120,000 during the quarter ended March 31, 2012 based on the use of an accounting revenue recognition policy that reduces the current billing amounts to the average rate over the remainder of the power purchase contract and the accounting over a unfavorable PPA contract.

Next Generation Power Systems/Juhl Renewable Energy Systems (NextGen/JRES)

Revenues from the sales and services of small scale wind and solar products and services decreased by approximately $28,000 for the quarter ended March 31, 2012 from the quarter ended March 31, 2011.  The decrease which was primarily related to the fact that NextGen did not sell any refurbished turbines during the period ended March 31, 2012. NextGen has discontinued selling refurbished small turbine units and revenues will decrease as a result except for periodic maintenance and repair services.  The JRES subsidiary is in the process of completing a new turbine design and testing of a new prototype model, and as such, its revenues will be delayed until design and test activities are completed within the next twelve months. JRES is also seeking to build revenue streams from the Solarbank product line but any significant revenues will probably not occur until 2013 as we seek to enhance our production and distribution capabilities.

Cost of Goods Sold

Cost of goods sold decreased by approximately $286,000, or 36.1% from approximately $792,000 for the quarter ended March 31, 2011 to approximately $506,000 for the quarter ended March 31, 2012. The decrease is primarily attributable to approximately $654,000 of construction costs  that were incurred in 2011 compared to no such costs in the period ended March 31, 2012, offset  by $429,000 of costs of sales relating to wind farm operations whereas we had no wind farm operations costs in 2011.

Gross margins decreased by approximately $5,099,000, which is primarily attributable to the decrease in development fee revenue noted above. Expenses related to development fee revenue are primarily payroll costs that are shown in the operating expense section.

Operating Expenses

General and Administrative Expenses.   General and administrative expenses increased by approximately $75,000 or 16.1%, from approximately $466,000 for the quarter ended March 31, 2011 to approximately $541,000 for the quarter ended March 31, 2012. For purposes of financial statement reporting at March 31, 2012, we have now combined investor relations expense as part of general and administrative operating expense.  The increase of $75,000 for the quarter ended March 31, 2012 was primarily attributable to an increase in professional fees of approximately $115,000 as a result of increased usage of professional services for due diligence costs associated with business acquisition activity and other business requirements associated with being a public company.  Investor relations expenses, which are now included in general and administrative expenses decreased by approximately $85,000 compared to the prior year as we reduced our level of spending from a year ago associated with communications to increase exposure of Juhl Wind.

Payroll and Employee Benefits.   Payroll and employee benefits expenses decreased by approximately $77,000, or 14.4%, from approximately $536,000 for the quarter ended March 31, 2011 to approximately $459,000 for the quarter ended March 31, 2012.   The $77,000 decrease over the three months ended March 31, 2012 was primarily attributable to a decrease of $91,000 in non-cash stock based compensation expense, offset by salary increases during the period.  The employee head count did not change materially over the past year.  Payroll related to maintenance services employees are considered as a part of cost of goods sold.

Wind Farm Administration Expenses.   Wind farm administration expenses represent costs that we incur to perform administrative services with respect to our management services contracts, as well as the general and administrative expenses incurred directly within the three wind farm entities that we are consolidating. Wind farm administration expenses increased by approximately $109,000, or 592.3%, from approximately $18,000 for the quarter ended March 31, 2011 to approximately $127,000 for the quarter ended March 31, 2012.  The increase in expenses resulted primarily attributable to the full year run rate on the Grant County project.

Other Income (expenses).  Other income and expenses during the first quarter of 2012 primarily consists of interest expense of approximately $269,000 relating to the Valley View wind farm nonrecourse bank loan and construction financing.  The interest income and interest expense in the prior year of approximately $139,000 and $164,000 primarily relates to the promissory notes receivable and payable, respectively, held in conjunction with the construction of the Grant County and Valley View wind farms.

Operating Income (Loss)

Our operating loss represents a decrease of approximately $5,206,000, from an operating income of approximately $4,779,000 for the quarter ended March 31, 2011 compared to operating loss of approximately $427,000 for the quarter ended March 31, 2012. The increase in operating income for the quarter ended March 31, 2012 is primarily attributable to the decrease in development activity noted above.

Net Income (Loss)

Net income decreased by approximately $3,216,000, or 114.8%, from a net income of approximately $2,802,000 for the quarter ended March 31, 2011 to net loss of approximately $414,000 for the quarter ended March 31, 2011.  The decrease in net income from the period ended March 31, 2011 is largely attributable to the decreased revenue sources from development fee revenue noted in the revenue section above, net of a year-to-year reduction in our income tax provision of $2,219,000.

The net loss in the quarter ended March 31, 2012 is indicative of the inconsistent revenue patterns of our wind farm development services business as revenue recognition is significantly impacted by the timing of the development fee revenue.

Changes in the Financial Condition for the Period ended March 31, 2012

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Accounts receivable of approximately $637,000 at March 31, 2012 included approximately $362,000 from a credit-rated utility.  The December 31, 2011 accounts receivable included approximately $1,635,000 for construction activities of a 4.95 MW wind farm, which was collected in February 2012 along with the receipt of the $6,284,000 U.S. Treasury cash grant receivable for the Valley View wind farm in March 2012.

Property and Equipment

As of March 31, 2012 and December 31, 2011, we held approximately $25,599,000 and $25,846,000 in net book value of property and equipment, respectively. The assets include approximately $25,681,000 (at original cost) in wind turbine assets of the Woodstock Hills, Valley View and Winona wind farms in 2011. The wind farm assets were booked at fair value at the time of the acquisition for the Woodstock Hills and Valley View entities, and at book value for Winona due to common control.     Other assets included in property and equipment includes land, buildings, office equipment, shop equipment and service vehicles.

Liquidity and Capital Resources

Juhl Wind, as a holding company, does not directly operate or have any ownership in any revenue-producing generation facilities. Thus, it has no material assets other than the stock of its subsidiaries and depends upon transfers of funds from its subsidiaries to meet its obligations.

At March 31, 2012, we carried approximately $5,708,000 in cash and short term-investments on the balance sheet (excluding restricted cash).  However, approximately $383,000 of the short-term investments has been designated as security for the bank notes payable of approximately $360,000 and therefore has been reflected in current assets as a restricted short-term investment on the consolidated balance sheets.  In order to provide additional protection to our cash reserves, we have obtained a $1.5 million letter of credit facility that provides security for the deposits that may not otherwise be insured through the Federal Deposit Insurance Corporation.

 Our unrestricted cash position decreased by approximately $108,000 for the quarter ended March 31, 2012 over the quarter ended December 31, 2011. As mentioned above under accounts receivable, we were able to collect certain significant receivables and therefore controlled the total amount of net cash outflow for the quarter.  Based on our anticipated level of revenues and cash position, we believe that funds generated from existing contractual agreements, together with existing cash resources, will be sufficient to finance our operations and planned capital expenditures through the next 24 months.

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

Our balance sheet at March 31, 2012 includes a promissory note payable of approximately $2,800,000 to a turbine supplier for amounts due for turbines on the Winona project.  The note was initially payable in April 2012 based on additional project financing. The Company continues to seek long-term financing for this project. In lieu of a refinancing, the note is payable through free cash flows available from the Winona project, and as such,  approximately $2,566,000 has been classified as long-term based on our assessment of future cash flows that are expected beyond one year. The Company has a secured interest in the Winona project. In the event that the Company does not make the free cash flow payments from the Winona project available to the turbine supplier, this could put the Company into an event of default.

On April 30, 2012, we used $1,000,000 of our cash balances to acquire PEC per the purchase agreement. We expect that PEC operations will not require any further cash requirements over the foreseeable future.

We are currently analyzing existing wind farm portfolios of owners who may be interested in selling their interests. We would expect to utilize some of our cash resources in conjunction with resources that we believe will be available to us from outside debt or equity resources.

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

Future Growth and Financing

Despite the political climate which has resulted in uncertainty around energy policy, we have been able to secure development rights for late stage wind farm development opportunities that should enable us to complete small wind farm projects for large corporations or small utilities who desire to purchase electricity from these projects.    We will seek to obtain additional sources of recurring revenue from maintenance, administrative and services businesses through writing new business or undertaking additional mergers or acquisitions, and reduce the inconsistent revenue patterns that we see in our wind farm development business.

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

Net Cash – Operating Activities
Net cash used in operating activities increased by approximately $3,444,000, from the net cash provided by operating activities of approximately $3,297,000 for the quarter ended March 31, 2011 to net cash used in operating activities of approximately $147,000 for the quarter ended March 31, 2012. The change in net cash used in operating activities of $3,444,000 is primarily due to the collection in 2011 of wind farm development and construction advisory fees from the Meeker County projects of approximately $2,300,000, construction and cost reimbursements from Grant County of approximately $460,000 and receipt of a $1,000,000 cash advance relating to the sale of development rights. We will continue to manage operating expenses for cash flow control as we seek to diversify our revenue base, such as with the acquisition of PEC and three wind farms in 2011.

Net Cash – Investing Activities
Net cash provided by investing activities increased by approximately $5,942,000, from the net cash provided by investing activities of approximately $265,000 for the quarter ended March 31, 2011 to net cash provided by investing activities of approximately $6,207,000  for the quarter ended March 31, 2012.  The increase is primarily attributable to the receipt of U.S. Treasury Section 1603 cash grant in the amount of $6,284,476.

Net Cash – Financing Activities
Net cash flow used in financing activities increased by approximately $6,651,000, from the net cash flow provided by financing activities of approximately $99,000 for the quarter ended March 31, 2011 to approximately to net cash used in  financing activities of approximately $6,551,000 for the quarter ended March 31, 2012.  The increase in cash used in financing activities is primarily attributable making the payments made to a bank and vendors from the cash grant as described about under investing activities.

Impact of Inflation

We expect to be able to pass inflationary increases on to our maintenance business customers through price increases, as required, and do not expect inflation to be a significant factor in our business.

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

The Company agreed to guarantee certain payments to investors in the Valley View wind farm project as set forth below:

•
the timely payment of any and all guaranteed payments required to be paid to  preferred membership investors (who contributed approximately $2.5 million)  as they may become due under the respective LLC operating agreements, and the timely payment of any and all amounts payable upon exercise of a put right by such preferred members.  The put right is not under the Company’s control and may occur either in two years or in certain cases, ten years.  The Company does  have up to six months from the date that to make such Put Right Payment, and should Juhl Wind fail to make the Put Right Payment within such six month period, the principal amount owed by the Company is subject to a penalty of an additional 10%.

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

Variable Interest Entities.

The Company has determined that one of its wind farm projects are variable interest entities (“VIE”).  The footnotes to our consolidated financial statements in our annual report on Form 10-K provide our analysis and judgments with respect to whether or not the Company should consider consolidation of these VIE’s into our financial statements. We have consolidated one VIE because we believe that we had implicit power to significantly impact the economic performance of the limited liability company associated with that wind farm project.

Item 3.          QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4.          CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2012.  Based upon management’s evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were designed at a reasonable assurance level and were effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three-month period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

a)	None
b)	None

Memorandum of Understanding

Juhl Wind entered into a memorandum of understanding with Vision Opportunity Master Fund, a holder of its Series A preferred stock, whereby it provided its approval of various matters consistent with its rights under the Securities Purchase Agreement dated June 24, 2008 and Amended and Restated Series A Preferred Certificate of Designation.  Such approval included the following: possible acquisition of an engineering firm (as described under Future Growth and Financing), creation of a new class of securities for its Juhl Renewable Assets, LLC operating subsidiary (with the possibility of conversion or exchange into Common Stock of the Company) and dividend rights, and possible financing options, including “at the market” financing.

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

3.5	Bylaws of the Company 1

10.1	Unit Purchase Agreement, dated as of April 30, 2012 between Juhl Wind, Inc. and George Shibayama, Matt Brown and Bryan Eskra (excluding exhibits) 5

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

5   Incorporated herein by reference to the exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2012.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUHL WIND, INC.
(Registrant)

Date: May 15, 2012	/s/ John Mitola
John Mitola
President