Form 10-Q
period 2012-06-30
Juhl Wind, Inc
filed 2012-08-14
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 000-54080

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock:  22,915,849  shares outstanding as of August 10, 2012.

PART I - FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements of Juhl Wind, Inc. (“Juhl Wind” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission” or “SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the consolidated financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto, for the fiscal year ended December 31, 2011, previously filed with the Commission, which are included in the Annual Report on Form 10-K filed on March 30, 2012.

JUHL WIND INC.
 CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011

	JUNE 30, 2012	DECEMBER 31, 2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,060,279	$5,251,148
Restricted cash	449,940	335,793
Short-term investments and accrued interest receivable	566,541	564,927
Short-term investments - restricted	383,801	382,269
Accounts receivable	856,909	2,064,939
Grant receivable- U.S. Treasury 1603 cash grant	-	6,284,476
Work-in-progress	720,169	-
Inventory	264,899	270,873
Other current assets	854,413	664,955
Current deferred income taxes	12,000	108,000
Total current assets	7,168,951	15,927,380

PROPERTY AND EQUIPMENT, Net	25,380,698	25,846,403

OTHER ASSETS
Investment, at cost	413,000	400,000
Escrow cash reserves for contractual commitments	948,530	900,870
Deferred offering and loan costs	256,315	13,607
Intangible assets	773,456	-
Goodwill	204,732	-
Project development costs	330,439	283,141
Deferred income tax asset	206,000	-
Total other assets	3,132,472	1,597,618

TOTAL ASSETS	$35,682,121	$43,371,401

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$751,197	$3,828,276
Short-term notes payable	342,518	2,964,703
Accrued liabilities	1,330,128	1,097,338
Payable to former owners of acquired company	1,191,722	-
Income taxes payable	-	90,000
Deferred revenue - license arrangement and other	220,494	697,281
Current portion of promissory notes payable	231,804	4,576,063
Derivative liabilities- interest rate swap	214,311	199,946
Current portion of nonrecourse debt	760,785	737,167
Total current liabilities	5,042,959	14,190,774

LONG-TERM LIABILITIES
Nonrecourse debt, net of current portion	10,260,352	10,650,328
Promissory notes payable, net of current portion	2,604,596	-
Derivative liabilities- interest rate swap	984,860	812,553
Deferred revenue - license arrangement and 1603 Grant, net of current portion	2,123,397	2,186,089
Deferred revenue - power purchase contract	3,959,263	3,720,373
Deferred income taxes	-	157,000
Total long-term liabilities	19,932,468	17,526,343

REDEEMABLE PREFERRED MEMBERSHIP INTERESTS	2,518,450	2,543,635

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY	180,000	180,000

STOCKHOLDERS' EQUITY
Controlling interest in equity:
Preferred Stock, 20,000,000 shares authorized Series A convertible preferred stock - $.0001 par value, 4,820,000 issued and outstanding as of June 30, 2012 and December 31, 2011	2,526,660	2,527,731
Series B convertible preferred stock - $.0001 par value, 5,966,792 issued and outstanding at June 30, 2012 and December 31, 2011	11,392,403	11,392,403
Common Stock - $.0001 par value; 100,000,000 shares authorized, 22,754,205 and 22,059,803 issued and 22,564,601 and 21,870,199 outstanding June 30, 2012 and December 31, 2011, respectively	2,276	2,206
Additional paid-in capital	9,309,009	8,550,435
Treasury stock, 189,604 shares held by the Company at June 30, 2012 and December 31, 2011	(218,965)	(218,965)
Accumulated deficit	(16,371,506)	(14,650,814)
Noncontrolling interest in equity	1,368,367	1,327,653
Total stockholders' equity	8,008,244	8,930,649

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,682,121	$43,371,401

The accompanying notes are an integral part of these consolidated statements.

The following table presents information on assets and liabilities related to a VIE that is consolidated by the Company at June 30, 2012 and December 31, 2011. The difference between total VIE assets and liabilities represents the Company's interests in those entities, which were eliminated in consolidation.

	JUNE 30, 2012	DECEMBER 31, 2011
	(unaudited)
Cash	$40,090	$28,621
Restricted Cash	367,908	253,761
Accounts receivable and other current assets	231,484	225,977
Grant receivable	-	6,284,476
Property and equipment, net	15,979,451	16,308,909
All other assets	650,000	718,653
Total assets	$17,268,933	$23,820,397

Accounts payable and accrued expenses	$483,573	$2,700,984
Short-term notes payable	-	2,588,200
Derivative liabilities	1,199,171	1,012,499
Nonrecourse debt	9,917,483	10,153,208
Total liabilities	$11,600,227	$16,454,891

The assets of the consolidated VIEs are used to settle the liabilities of those entities. Liabilities are nonrecourse to the general credit of the Company.

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTERS ENDED JUNE 30, 2012 AND JUNE 30, 2011

	2012			2011
	(unaudited)			(unaudited)

REVENUE	1,878,615	100.0%		1,086,522	100.0%

COST OF GOODS SOLD	1,265,699	67.4		815,834	75.1

GROSS PROFIT	612,916	32.6		270,688	24.9

OPERATING EXPENSES
General and administrative expenses	675,426	36.0		505,236	46.5
Payroll and employee benefits	540,328	28.8		685,705	63.1
Wind farm management expenses	108,868	5.8		84,810	7.8
Total operating expenses	1,324,622	70.6		1,275,751	117.4

OPERATING INCOME (LOSS)	(711,706)	(38.0)		(1,005,063)	(92.5)

OTHER INCOME (EXPENSE)
Interest income	10,850	0.6		101,957	9.4
Interest expense	(217,811)	(11.6)		(116,915)	(10.8)
Loss on fair value of interest rate swap	(187,001)	(10.0)		-	0.0
Total other income (expense), net	(393,962)	(21.0)		(14,958)	(1.4)

INCOME (LOSS) BEFORE INCOME TAXES	(1,105,668)	(59.0)		(1,020,021)	(93.9)

INCOME TAX EXPENSE	-	0.0		378,000	34.8

NET INCOME (LOSS)	(1,105,668)	(59.0)		(642,021)	(59.1)

LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(17,777)	-		-	-

NET INCOME (LOSS) ATTRIBUTED TO JUHL WIND, INC.	$(1,087,891)	(59.0	) %	$(642,021)	(59.1	) %

PREFERRED DIVIDENDS	97,471			97,471

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,203,139)			$(739,492)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED	22,398,918			21,729,252

NET INCOME (LOSS) PER SHARE BASIC & DILUTED	$(0.05)			$(0.03)

The accompanying notes are an integral part of these consolidated statements.

 JUHL WIND INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

	2012			2011
	(unaudited)			(unaudited)

REVENUE	3,084,974	100.0%		7,677,935	100.0%

COST OF GOODS SOLD	1,775,293	57.6		1,607,824	20.9

GROSS PROFIT	1,309,681	42.4		6,070,111	79.1

OPERATING EXPENSES
General and administrative expenses	1,219,778	39.5		971,703	12.7
Payroll and employee benefits	999,026	32.4		1,221,655	16.0
Wind farm administration expenses	229,245	7.4		103,126	1.3
Total operating expenses	2,448,049	79.3		2,296,484	30.0

OPERATING INCOME (LOSS)	(1,138,368)	(36.9)		3,773,627	49.1

OTHER INCOME (EXPENSE)
Interest and dividend income	24,907	0.8		240,726	3.1
Interest expense	(486,738)	(15.8)		(280,523)	(3.7)
Loss on fair value of interest rate swap	(186,672)	(6.1)		-	0.0
Total other expense, net	(648,503)	(21.1)		(39,797)	(0.6)

INCOME (LOSS) BEFORE INCOME TAXES	(1,786,871)	(58.0)		3,733,830	48.5

INCOME TAX BENEFIT (EXPENSE)	267,000	8.7		(1,574,000)	(20.5)

NET INCOME (LOSS)	(1,519,871)	(49.3)		2,159,830	28.0

LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	40,714	1.3		(1,714)	(0.0)

NET INCOME (LOSS) ATTRIBUTED TO JUHL WIND, INC.	$(1,560,585)	(50.6	) %	$2,161,544	28.0%

PREFERRED DIVIDENDS	194,942			193,871

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,755,527)			$1,965,959

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	22,294,175			21,499,279

NET INCOME (LOSS) PER SHARE - BASIC	$(0.08)			$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	22,190,522			21,559,102

NET INCOME (LOSS) PER SHARE - DILUTED	$(0.08)			$0.09

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012

	Common Stock		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Additional Paid-In	Treasury	Accumulated	Total Stockholders' Equity-	Non- Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Juhl Wind	Interest	Equity

BALANCE -December 31, 2011	22,059,803	$2,206	4,820,000	$2,527,731	5,966,792	$11,392,403	$8,550,435	$(218,965)	$(14,650,814)	$7,602,996	$1,327,653	$8,930,649

Net income	-	-	-	-	-	-	-	-	(1,560,585)	(1,560,585)	40,714	(1,519,871)

Stock-based compensation	-	-	-	-	-	-	128,174	-	-	128,174		128,174

Series A preferred stock dividend paid in common stock	287,070	29	-	(196,013)	-	-	195,984	-	-	-		-

Series A Preferred dividends	-	-	-	194,942	-	-	(194,942)	-	-	-		-

Dividends on subsidiary preferred stock paid in cash	-	-	-	-	-	-	-	-	(9,000)	(9,000)		(9,000)

Common stock issued as commitment shares on an equity line facility	407,332	41	-	-	-	-	244,358	-	-	244,399		244,399

Contingent issuance of common stock for PEC acquisition	-	-					385,000		-	385,000		385,000

Dividends paid on preferred membership interests in wind farms	-	-	-	-	-	-	-	-	(151,107)	(151,107)		(151,107)

BALANCE -June 30, 2012 (unaudited)	22,754,205	$2,276	4,820,000	$2,526,660	5,966,792	$11,392,403	$9,309,009	$(218,965)	$(16,371,506)	$6,639,877	$1,368,367	$8,008,244

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,519,871)	$2,159,830
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	655,046	135,772
Increase in investment	(13,000)	-
Stock-based compensation	128,174	278,752
Loss on fair value of interest rate swap	186,672	-
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	2,037,774	3,056,818
Promissory notes receivable	-	(6,002,806)
Work-in-progress	(125,321)	-
Inventory	5,974	(155)
Reimbursable project costs	-	274,092
Costs and estimated earnings in excess of billings	-	515,962
Other current assets	(54,543)	71,945
Interest receivable on short term investments	(3,146)	(4,015)
Accounts payable	(1,310,585)	(12,736)
Promissory notes payable	77,210	1,353,806
Accrued expenses	74,624	(131,317)
Income taxes payable	(90,000)	250,000
Deferred income taxes	(267,000)	1,324,000
Customer deposits	-	167,869
Advance on sale of project development rights	-	1,000,000
Deferred revenue	(277,031)	(230,814)
Other	181,068	87,021
Net cash provided by (used in) operating activities	(313,955)	4,294,024

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from short-term investments	-	302,685
Purchases of short-term investments	-	(237,482)
Proceeds from cash grant	6,284,476	-
Cash paid for business acquisition, net of cash acquired	(1,000,000)	(215,922)
Payments for project development costs	(39,100)	(318,800)
Payments for property and equipment	(109,075)	(63,497)
Net cash provided by (used in) investing activities	5,136,301	(533,016)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	(114,147)	27,984
Escrowed cash reserves for contractual commitments	(47,660)	(83)
Cash dividends paid	(185,292)	(91,200)
Principal payments on bank notes payable	(3,073,343)	-
Payments of accounts payable and promissory notes payable related to property and equipment	(3,592,773)	-
Payments for treasury stock	-	(115,580)
Net cash used in financing activities	(7,013,215)	(178,879)

NET INCREASE (DECREASE) IN CASH	(2,190,869)	3,582,129

CASH BEGINNING OF THE PERIOD	5,251,148	645,596

CASH END OF THE PERIOD	$3,060,279	$4,227,725

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$73,656	$8,679

NONCASH INVESTING AND FINANCING ACTIVITIES
Series A preferred stock dividend	$194,942	$193,871
Series A dividend payment in common stock	$(196,013)	$103,742
Promissory note receivable received upon issuance of promissory note payable	$-	$5,264,093
Reimbursable project costs converted to equity investment in wind farm	$-	$(285,072)
Conversion of note receivable to equity investment in wind farm	$-	$(185,539)
Conversion of Series B Preferred stock to common stock	$-	$1,426,713
Inventory costs converted to project development costs	$-	$1,393,333
Project development costs financed with accounts payable	$	$678,009
Issuance of common stock for equity line commitment	$244,399	$-
Other	$-	$(65,271)

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

1.         BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011 which was filed with the Securities and Exchange Commission on March 31, 2012.

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

Juhl Wind, Inc. (“Juhl Wind” or “the Company”) conducts business under five subsidiaries, Juhl Energy Services, Inc. (“JES”), Juhl Energy Development, Inc. (“JEDI”), Juhl Renewable Assets, Inc. (“JRA”), Next Generation Power Systems, Inc. (“NextGen”), Juhl Renewable Energy Systems, Inc. (“JRES”), Power Engineers Collaborative, LLC (“PEC”), and ownership and operational duties over the following  three operating wind farms--Woodstock Hills LLC (“Woodstock Hills”), Winona County Wind (“Winona”) and Valley View Transmission, LLC (“Valley View”).  All intercompany balances and transactions are eliminated in consolidation.

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

As a result of a transaction that occurred during the fourth quarter of 2011, Juhl Wind determined that the Valley View wind farm project was a VIE that required consolidation by the Company.  As a result of this transaction, the Company has a 32.6% voting interest in Valley View, and has an additional 13.9% voting power through a voting trust arrangement with three other investors.  The Company currently acts as the managing agent for Valley View, and our CEO is also on the Board of Governors of Valley View.  In addition, the Company agreed to guarantee certain payments to investors in order to secure the required equity capital and to enable the term loan conversion by the lender.  Accordingly, the consolidated financial statements include the accounts of Valley View, including the 32.6% the Company’s ownership interest.  The remaining outside interest of 67.4%, which is not classified outside of permanent equity as redeemable membership units, is presented and classified in the consolidated financial statements as noncontrolling interest.  Prior to this transaction, the Company accounted for its investment in Valley View as an equity method investment.

All significant intercompany investments, balances, and transactions have been eliminated.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

Turbine Sales and Services
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

Engineering and consulting services
Revenues are primarily generated from professional services provided to clients and are based on either hours of service performed or on a fixed-fee basis. Revenues are accrued through the reporting date for services performed but not yet billed to clients. These unbilled revenues are included in work in process in the accompanying financial statements.

Provisions for estimated losses on work in process are made in the period in which such losses are determined. Changes in project performance, project conditions, and estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined.

Our contracts come up for renewal periodically and at the time of renewal may be subject to renegotiation, which could impact the profitability on that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause.

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
JUNE 30, 2012

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

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

The Woodstock Hills wind farm is credited with producing Renewable Energy Credits (REC’s). These have a market value, and as REC’s are sold on the open market, the Company will recognize the proceeds as a reduction in the carrying amount of the deferred power purchase contract revenue.

GOODWILL AND OTHER INTANGIBLE ASSETS
The Company accounts for goodwill and intangible assets in accordance with the accounting guidance which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill includes the excess of the purchase price over the fair value of net assets acquired in a business combination. The Codification requires that goodwill be tested for impairment at the reporting unit level. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

The Company reviews reporting units for possible goodwill impairment by comparing the fair values of each of the reporting units to the carrying value of their respective net assets. If the fair values exceed the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. No impairment was taken for the six months ended June 30, 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at June 30, 2012 due to the short maturity nature of these instruments. The carrying value of restricted cash and short-term investments approximate their fair value based on quoted market prices. The Company believes the carrying value of the derivative instruments approximates fair value based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs. The Company believes the carrying amount of the long-term debt approximates the fair value due to a significant portion of total indebtedness contains variable interest rates and this rate is a market interest rate for these borrowings.

COMPARATIVE DATA
Certain 2011 balance sheet line and statement of operations items have been reclassified to conform to the current period’s presentation, including the reclassification of wind farm management expenses to cost of goods sold and the combination of investor relations expenses with general and administrative expenses.

3.            CONCENTRATIONS

The Company derived approximately 54% of its revenue for the six-months ended June 30, 2012 from one customer primarily as a result of the electricity sales, and 87% of its revenue for the six months ended June 30, 2011 was from sales to 4 customers primarily as a result of development and construction services fees. At June 30, 2012 and December 31, 2011, 39% and 94% of the Company's accounts receivable were due from two customers, respectively.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

4.            ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
	June 30, 2012	December 31, 2011*
Wind farm management/maintenance	$116,109	$253,928
Electricity sales	235,997	321,619
Consulting	497,076	-
Construction contracts	-	1,440,303
Turbine sales and other	7,727	49,089
Total	$856,909	$2,064,939

*Derived from December 31, 2011 audited financial statements

5.            INVENTORY

Inventory consists of the following:
	June 30, 2012	December 31, 2011*
Materials and supplies	$264,899	$270,873
Total	$264,899	$270,873

*Derived from December 31, 2011 audited financial statements

6.            PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	June 30, 2012	December 31, 2011*
Land and improvements	$60,158	$60,158
Building and improvements	292,690	294,590
Equipment, including vehicles	461,680	413,358
Turbines and improvements	25,667,243	25,633,493
Construction in process	103,547	65,284
Subtotal	26,585,318	26,466,883
Less accumulated depreciation	(1,204,620)	(620,480)
Total	$25,380,698	$25,846,403

*Derived from December 31, 2011 audited financial statements

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

7.            INTANGIBLE ASSETS
A summary of intangible assets as of June 30, 2012 is as follows:

	June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Customer relationships	$110,000	$(2,000)	$108,000	5
Noncompete agreements	278,000	(8,000)	270,000	5
Contract backlog	409,189	(13,733)	395,456	1.5 years
Total	$797,189	$(23,733)	$773,456	3.2 years

Amortization expense for the period ended June 30, 2012 was $23,733.

8.             INCOME TAXES

The Company files a consolidated tax return inclusive of each of its wholly-owned subsidiaries, JES, JEDI, JRA, JRES, PEC and NextGen.

The Company has recorded deferred tax assets and liabilities arising from the anticipated timing differences recorded in the consolidated financial statements and income tax returns for various accrued expenses, accounting methods used in computing depreciation and revenue recognition, and benefits from net operating loss carryforwards.

The income tax expense (benefit) for the six month periods ended June 30, 2012 and 2011 consists of the following components:

	2012	2011
Current	$-	$250,000
Deferred	(267,000)	1,324,000
Total income tax expense (benefit)	$(267,000)	$1,574,000

The components of the deferred income tax asset and liability as of June 30, 2012 and 2011 are as follows:

	2012	2011
Current deferred income tax asset:
Accrued vacation and compensation	$45,000	$112,000
Reserves for warranty and doubtful accounts	20,000	17,000
Other	34,000
Total	$99,000	$129,000

Non-current deferred income tax asset:
Stock-based compensation expense	$869,000	$779,000
Deferred revenue/other	1,133,000	420,000
Net operating loss carryforward	2,705,000	-
Less valuation allowance	(1,276,000)	(779,000)
Total	$3,431,000	$420,000

Current deferred income tax liability:
Completed contract accounting	$-	$180,000
Prepaid expenses	87,000	28,000
Total	$87,000	$208,000

Non-current deferred income tax liability
Depreciation	$3,225,000	$28,000

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

Deferred income taxes are presented on the consolidated balance sheet under the following captions at June 30, 2012 and 2011:

	2012	2011
Total current assets	$12,000	$(79,000)
Total other assets	206,000	392,000
Total	$218,000	$313,000

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2012, a valuation allowance of $1,276,000 has been recognized for deferred tax assets, primarily for stock-based compensation.

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the six months ended June 30, 2012:

Statutory tax rate	$(610,000)	34.0%
States taxes, net of federal benefit	(107,000)	6.0
Nondeductible income/expenses	6,000	(.4)
Other, net	(14,000)	.8
Increase in valuation allowance	458,000	(25.5)
	$267,000	14.9%

9.             PROMISSORY NOTES PAYABLE

Promissory notes payable consists of the following:

	June 30, 2012	December 31, 2011*

Note payable to a turbine supplier, including interest at 6%, payable solely through 95% of net cash flows from a wind project; secured by Company’s first secured rights arising out of its Development and Construction Services Agreement with the underlying project **	$2,836,400	$2,759,190

Note payable to a construction subcontractor, including interest at 8%; paid in full March 2012	-	1,732,073

Note payable to a governmental entity, bearing no interest, paid in full in February 2012	-	84,800
Totals	$2,836,400	$4,576,063
Less current portion	(231,804)	(4,576,063)
Long-term portion	$2,604,596	$-

*   Derived from December 31, 2011 audited financial statements
** The note payable has been classified as long-term based on estimated payments from project cash flows. Increases in amounts represent accrued interest.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

10.          SHORT-TERM NOTES PAYABLE

Short-term notes payable consists of the following:

	June 30, 2012	December 31, 2011*
Cash grant bridge note payable to a bank, with interest at 3-month LIBOR plus 2.75 basis points (3.28% at December 31, 2011); loan was paid in full March 2012 upon receipt of the cash grant	$-	$2,588,200

Note payable to bank, interest payable monthly at 5%, collateralized by certificates of deposit, due November 2012	342,518	376,503
	$342,518	$2,964,703

*Derived from December 31, 2011 audited financial statements

11.          NONRECOURSE DEBT

Nonrecourse debt obligations consist of the following:

	June 30, 2012	December 31, 2011*
Note payable to bank, due January 2016, with interest at 5.5%; payable in quarterly installments of $82,031, collateralized by Woodstock Hills assets including turbines and improvements, rights to payment under leases and the power purchase contract	$1,103,654	$1,234,287

Note payable to a bank, bearing interest at 6-month LIBOR plus 2.75 basis points (3.5% at December 31, 2011); due April 2026; principal and interest payments due semi-annually; collateralized by all Valley View wind farm project assets; see Note 12 for interest rate swap disclosure	9,917,483	10,153,208
Total nonrecourse debt	11,021,137	11,387,495
Less current portion	(760,785)	(737,167)
Total Long-term portion	$10,260,352	$10,650,328

*Derived from December 31, 2011 audited financial statements

12.          DERIVATIVE FINANCIAL INSTRUMENT AND FAIR VALUE - INTEREST RATE SWAP

As a part of the Company’s consolidation of the Valley View wind farm in the fourth quarter of 2011, the Company has an interest rate swap agreement with a notional amount of $7,700,000 to effectively convert those borrowings under its long-term debt arrangement from a variable interest rate to a fixed interest rate of approximately 3.71% during its 15-year term. The fair value of the interest rate swap agreement obligation (Level 2 in the fair value hierarchy) approximated $1,199,171 and $1,012,499 at June 30, 2012 and December 31, 2011, respectively, and is recorded as a current and long-term liability in the consolidated balance sheet. The Company determines the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

Noncash other expense recorded in connection with the change in the fair value of the interest rate swap agreement approximated $187,000 during the six months ended June 30, 2012.

The following table provides details regarding the Company's derivative instruments at June 30, 2012:

Instruments	Balance Sheet location	Assets	Liabilities
Interest rate swap	Current liabilities	$-	$214,311
Interest rate swap	Long-term liabilities	-	984,860

The following table provides details regarding the approximate gains and losses from the Company's derivative instruments in the statement of operations, none of which are designated as effective hedging instruments:

Instrument	Statement of operations location	Six months ended June 30, 2012
Interest rate swap	Other income (expense)	$186,672

13.         DEFERRED POWER PURCHASE CONTRACT REVENUE

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

In accordance with our revenue recognition policy in Note 2, revenue levelization is used to recognize revenue from the electricity sales of Woodstock Hills.  Revenue deferred under this levelization calculation at June 30, 2012 was approximately $440,000.

At the time of acquisition of Woodstock Hills in April 2011, the power purchase rates in the PPA between Woodstock Hills and NSP were considered unfavorable when compared with market conditions at the time of the acquisition. As a result, an unfavorable contract liability of approximately $3,705,000 was recognized on the acquisition date.  The amount of this liability was determined based on what we estimated is the current market rate that power purchasers were paying for electrical power compared to the average PPA rate over the life of the contract, net of the fair value of the renewable energy credits that Woodstock Hills could be expected to realize during the term of the PPA. The net decrease to the unfavorable contract liability from the date of acquisition to June 30, 2012 was approximately $186,000.

The Company has recorded the following long term liability in its financial statements in relation to the PPA:

	June 30, 2012	December 31, 2011*
Rate levelization adjustment	$439,850	$231,086
Unfavorable contract liabilities	3,519,413	3,489,287
Total	$3,959,263	$3,720,373

*Derived from December 31, 2011 audited financial statements

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

14.          STOCK-BASED COMPENSATION

The Company has a incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and any other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. As of June 30, 2012, the Company has 1,387,111 shares available for award under the plan.

The Company has granted to key employees and directors of the Company 1,510,000 options to purchase common shares under the above plan.  In addition, the Company issued an additional 500,000 stock options to a director in June 2009 outside of the plan. The outstanding stock options carry an exercise price ranging from of $.77-$2.11 per share and expire ten years from the date of grant. Grants under the plan are discretionary and typically vest over four years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, underlying price ranging from $.77 to $3.05, dividend yield of 0%, expected volatility ranging from 95% to 104%, risk-free interest rate of 4%, and average expected life of 6 years. Based on the pricing model, the Company expensed approximately $128,000 and $279,000 of stock compensation in the six month periods ended June 30, 2012 and 2011, respectively.

A summary of the Company’s stock option plan as of June 30, 2012 and changes during the six-month period then ended is listed below:

	Number of option grants	Weighted Average Exercise Price
Outstanding at January 1, 2012	1,760,000	$1.69
Granted	250,000	.77
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2012	2,010,000	$1.57

Options exercisable at the end of the period	1,668,750

As of June 30, 2012, there was approximately $114,000 total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of 3.5 years.

The weighted average fair value of options granted during 2012 is $.53 per share. The Company had 1,606,250 options exercisable at a weighted average price of $1.66 per share at December 31, 2011. At June 30, 2012, the Company had 1,668,750 options exercisable at a weighted average price of $1.63 per share.

 15.         BUSINESS SEGMENTS

The Company groups its operations into four business segments–Engineering Consulting, Wind Farm Development and Management, Wind Farm Ownership and Operation, and Consumer-owned Renewable Energy products.  The Company's business segments are separate business units that offer different products. The accounting policies for each segment are the same as those described in the summary of significant accounting policies. Corporate assets include: cash and cash equivalents, short-term investments, deferred income taxes, and other assets.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

The following is information for each segment for the six months ended June 30, 2012:

	Engineering Consulting	Wind Farm Development and Management	Wind Farm Ownership and Operation		Consumer- Owned Renewable Energy	Consolidated
For the six months ended June 30, 2012:
Wind farm development/management	$	$597,702	$		$-	$597,702
Turbine sales and service					63,478	63,478
Consulting	770,030					770,030
Electricity Sales				1,653,764	-	1,653,764
Total revenue	$770,030	$597,702		$1,653,764	$63,478	$3,084,974

Income (loss) from operations	$(51,902)	$(1,431,849)		$464,911	$(119,528)	$(1,138,368)
Other expense, net		(82,311)		(558,174)	(8,018	(648,503)
Income (loss) before income tax benefit	$(51,902)	$(1,514,160)		(93,263)	$(127,546)	$(1,786,871)

Identifiable assets at June 30, 2012	$1,860,689	$1,944,350		$27,653,250	$430,180	$31,888,469
Corporate assets						3,793,652
Total assets at June 30, 2012						$35,682,121

The following is information for each segment for the six months ended June 30, 2011:

	Wind Farm Development and Management	Wind Farm Ownership and Operation	Consumer- Owned Renewable Energy	Consolidated
For the six months ended June 30, 2011:
Wind farm development/management	$5,294,149	$-	$2,464,	$5,296,613
Turbine Sales and Service	207,285	-	156,726	364,011
Related party revenue	116,249	-	-	116,249
Electricity Sales		97,975		97,975
Construction contract revenue	1,802,102	-	9859	1,803,087
Total revenue	$7,419,785	$97,975	$160,175	$7,677,935

Loss from operations	$3,948,154	$(127,059)	$(47,468)	$3,773,627
Other income (expense), net	(17,058)	(12,403)	(10,336)	(39,797)
Loss before income taxes	$3,931,0936	$(139,462)	$(57,804)	$3,733,830

Identifiable assets at June 30, 2011	$8,319,256	$5,184,885	$657,548	$14,161,689
Corporate assets				8,647,559
Total assets at June 30, 2011				$22,809,248

16.     BUSINESS ACQUISITION

On April 30, 2012, the Company entered into a purchase agreement for the purchase of 100% of the membership equity interests of Power Engineers Collaborative, L.L.C. (“PEC”), which provides engineering services to clients in the energy, industry and building systems markets. The acquisition of PEC is a continuation of our strategy of acquiring complementary businesses and expands our professional service offerings. Our acquisition of PEC brings experience, significant expansion of our base business, and opportunity to offer increased capabilities beyond wind and into the full range of clean energy sectors including natural gas, biomass, waste-to-energy, medium-to-large on-site solar, and support to larger wind farm construction. PEC also provides us with cross-selling opportunities that are believed to lead to additional growth across our subsidiaries.  These factors contribute to the goodwill related to the acquisition.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

Pursuant to the Purchase Agreement, the Company purchased the membership interests for a total consideration paid of $1,385,000 consisting of:  (i) cash in the amount of $750,000, and (ii) contingent consideration as follows: an additional cash amount of $250,000, and  500,000 shares of common stock of the Company valued at $.77 per share price at the closing date (stock value $385,000).   The contingent consideration will be earned by the sellers of the PEC interests provided that PEC meets certain performance targets for revenue and earnings. It is the Company’s expectation that PEC will meet these performance targets and as such, the contingent consideration has been included in the acquisition price of the net assets acquired. In addition, the purchase agreement allows for the sellers of the PEC interests to receive cash installments over the remainder of 2012 for working capital that exceeded a $300,000 targeted working capital amount. Such installment payments are expected to be approximately $1,000,000 in total.

The acquisition is being accounted for under the acquisition method and, accordingly, the operating results for PEC have been included in the consolidated statements of earnings from the date of acquisition. The assets and liabilities of PEC were recorded at their respective estimated fair values as of the date of the acquisition using generally accepted accounting principles for business combinations. The fair value of the total consideration paid at the acquisition date was $1,385,000, exclusive of payments owed to the former owners.  The Company used a combination of the market and cost approaches to estimate the fair values of the PEC assets acquired and liabilities assumed. The goodwill acquired as a part of the acquisition is deductible for tax purposes and will be allocated to the Engineering Consulting segment.

The following table summarizes the estimated fair values of PEC’s assets acquired and liabilities assumed, effective April 30, 2012, the date the Company obtained control of PEC.

Accounts receivable	$829,744
Other current assets	134,915
Work-in-progress	594,848
Property and equipment	78,400
Goodwill	204,732
Intangible assets	797,189
Other assets	8,198
Total identifiable assets acquired	2,648,026
Accounts payable and other liabilities	(94,206)
Accrued expenses	(158,166)
Due to former owners	(1,010,654)
Total liabilities assumed	(1,263,026)
Net assets acquired	$1,385,000

Unaudited proforma results of operations for the six months ended June 30, 2012 and 2011 as if the Company had acquired majority ownership of PEC on January 1, 2011 are as follows. The proforma results include estimates and assumptions which management believes are reasonable. However, proforma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	June 30, 2012	June 30, 2011
Net revenue	$5,598,458	$10,598,220
Net earnings (loss)	$(940,128)	$2,273,989

17.         ISSUANCES OF COMMON STOCK IN CONNECTION WITH AN EQUITY LINE

On June 15, 2012, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, LPC is committed to purchase up to an aggregate of $10,000,000 of our shares of common stock over the 30-month term of the Purchase Agreement.  The Company must first register under the Securities Act the resale by LPC of any shares to be sold to LPC. On July 30, 2012, the Company filed a registration statement with regard to the sale by LPC of any common stock issuable under the Purchase Agreement. The Company does not have the right to commence any sales of our shares to LPC until the SEC has declared the registration statement effective. Thereafter, over 30 months, and subject to certain terms and conditions in the Purchase Agreement, the Company has the right to direct LPC to make periodic purchases of up to 500,000 shares of our common stock per sale depending on certain conditions as set forth in the Purchase Agreement as often as every two business days up to the aggregate commitment of $10,000,000.

The purchase price of the shares will be based on the market prices of the Company’s common stock immediately prior to the time of sale as computed under the Purchase Agreement. In no event, however, will LPC be obligated to purchase shares of common stock under the Purchase Agreement at a price of less than $.65 per share. The Company may, at any time, and in its sole discretion, terminate the Purchase Agreement without fee, penalty or cost upon notice to LPC. LPC may not assign or transfer its rights and obligations under the Purchase Agreement. There are no trading volume requirements, and the Company will control the timing and amount of any sales of common stock to LPC.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

In consideration for entering into the Purchase Agreement, we issued to LPC 407,332 shares of common stock in April 2012 as initial commitment shares, valued at $244,399 at the closing date. This amount has been recorded as a deferred offering expense and will be amortized based on actual usage of the equity line.

18.           EMPLOYEE BENEFIT PLAN

The Company sponsors an employee incentive savings plan under Section 401(k) for all eligible employees, effective May 1, 2012.  The Company’s contributions to the plan are discretionary. The Company has made no contributions to the plan in 2012.

19.           SECURITIES OFFERING

On July 30, 2012, we filed a Form S-1 registration statement with the Securities and Exchange Commission for the purpose of seeking a registration of up to 2,393,000 shares of our common stock. We intend to use the registered shares in connection with the equity line arrangement as discussed in Note 17.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example: adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of our wind farms, the vulnerability of our wind farms to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this report. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. All statements, other than statements of historical facts, included in this report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

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

PEC	Power Engineers Collaborative, LLC, an Illinois limited liability company, which we acquired on April 30, 2012 and which is now our wholly-owned subsidiary

ELECTRICAL POWER ABBREVIATIONS

kW	kilowatt or 1,000 watts of electrical power
MW	megawatt or 1,000 kW of electrical power
GW	gigawatt or 1,000 MW of electrical power
TW	terawatt or 1,000 GW of electrical power;
kWh MWh GWh TWh	An hour during which 1kW, MW, GW or TW, as applicable, of electrical power has been continuously produced.
Capacity	Rated capacity
NCF
Net capacity factor, or the measure of a wind energy project’s actual production expressed as a percentage of the amount of power the wind energy project could have produced running at full capacity for a particular period of time

PTC	Production tax credit under the American Recovery and Reinvestment Act
REC	renewable energy certificate or other renewable energy attribute, as the context requires

Overview of Our Business

Juhl Wind is an established leader in community wind power development and management, focused historically on wind farm projects throughout the United States. We handle all aspects of wind project development, through our operating subsidiaries, including full development and ownership of wind farms, general consultation on wind projects, construction management of wind farm projects and system operations and maintenance for completed wind farms, which results in multiple revenue streams. Our primary focus has been to build 5 MW to 80 MW wind farms that are jointly owned by local communities, farm owners, environmentally-concerned investors, and our Company. The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power. Our development of community wind power systems generally results in landowners owning a portion of the long term equity in the wind farm that resides on their land. We pioneered community wind power systems in developing the currently accepted financial, operational and legal structure providing local ownership of medium to large scale wind farms. Since 1999, we have completed 21 wind farm projects, accounting for approximately 195 megawatts of wind power that currently operate in the Midwest region of the United States, and we provide operation management and oversight to wind generation facilities generating approximately 107 megawatts, through our subsidiary, Juhl Energy Services. We are presently engaged in various aspects of the development of approximately 25 new wind farm projects in the United States totaling approximately 400 megawatts of wind power. In the second quarter of 2012, we acquired, through Juhl Energy Development, the assets of two early stage development wind farms located in Ohio, representing approximately 7.6 megawatts of wind power.

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

During the second quarter of 2012, we continued our strategy of acquiring complementary businesses by acquiring an engineering firm, Power Engineers Collaborative, LLC (“PEC”) which is now our wholly-owned subsidiary, and expanded our professional service offerings. Our acquisition of PEC brings experience, significant expansion of our base business and opportunity to offer increased capabilities beyond wind and into the full range of clean energy sectors including natural gas, biomass, waste-to-energy, medium-to-large on-site solar, and support to larger wind farm construction. PEC also provides us with cross-selling opportunities that we believe will lead to additional growth across our subsidiaries.

As part of our strategy, we will use our position in the renewable energy space to advance conservation technologies focused on smaller scale and solar systems, through our subsidiary, Juhl Renewable Energy Systems, to consumers and agricultural-related businesses, directly and through a dealer network.

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

OVERVIEW OF OPERATING SUBSIDIARIES

As discussed in detail throughout this prospectus, we provide the following portfolio of services and products, as part of the following operating subsidiaries, which allows us to diversify our offerings and benefit from tiered revenue streams:

Juhl Renewable Assets – Renewable Assets Ownership

Through Juhl Renewable Assets, we acquire ownership positions in wind farms, and invest in other related industries that meet our renewable energy criteria. We utilize our unique knowledge base to acquire new and existing wind farms, thus building an asset base with a predictable revenue stream. As discussed herein, Juhl Renewable Assets has taken an ownership position in the following wind farms: the 10 MW Valley View wind farm (February 2011), the 10.2 MW Woodstock Hills wind farm (April 2011), and the 1.5 MW Winona wind farm (October 2011).

In this subsidiary, we also look to revenue contribution through acquisition of related business services that provide strong operating margins, such as engineering, consulting and related facilities.

We expect to raise funds to purchase such wind and related assets through the selling of preferred stock in Juhl Renewable Assets. We are currently in the due diligence phase with an investment banking firm in connection with this raise.

Juhl Energy Development - Wind Farm Development

Through Juhl Energy Development, we provide full development services for community wind farms, including the following: initial feasibility studies and project design; formation of required land rights agreements to accommodate turbine placement on each project’s specific farm land, assisting in applying for applicable environmental, zoning and building permits for the project; studies, design and agreements with utilities; turbine selection and delivery coordination; negotiation and execution of power purchase agreements; access and consultation regarding construction financing; coordination of vendor terms, including vendor financing; introduction to equity and debt project financing services; construction oversight and balance of plant construction services; and project commissioning. Revenue is recognized on a completed contract basis.

Since 1999, we have completed 21 wind farm projects, accounting for approximately 195 megawatts of wind power currently operating in the Midwest region of the United States. We are presently engaged in various aspects of the development of approximately 25 new wind farm projects in the United States totaling approximately 400 megawatts of wind power. In the second quarter of 2012, we acquired, through Juhl Energy Development, the assets of two early stage development wind farms located in Ohio, representing approximately 7.6 megawatts of wind power.

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

Juhl Renewable Energy Systems - Small Scale Renewables

Through Juhl Renewable Energy Systems, we specialize in advanced conservation technologies focused on smaller scale wind and solar energy systems. Juhl Renewable Energy Systems is focused on the sales and installation of our on-site renewable energy systems, including Solarbank™, a proven on-site solar system; Powerbank™, a simple onsite backup power system, and a newly designed wind turbine in prototype stage, which we consider one of the industry’s most advanced medium scale wind turbines at approximately 35 kW. Juhl Renewable Energy Systems handles projects from start to finish, including design, sales, assembly and service. Juhl Renewable Energy Systems plans to provide several financing structures including its ongoing system ownership at customer sites while delivering guaranteed operations and savings to end-user customers.

Next Generation Power Systems – Refurbished Turbines and Maintenance Support

Next Generation Power Systems is in the business of refurbishing turbines and maintaining this fleet. We do not expect to sell additional refurbished turbines and this business unit is being phased out.

Power Engineers Collaborative – Engineering Services
Through our most recently acquired wholly-owned subsidiary, Power Engineers Collaborative, we provide engineering services to clients, which include electric utilities, independent power producers, and industry and building systems. PEC's core business includes aiding clients in site selection, environmental permitting, equipment studies, preparation of contract documents, bid evaluation, contract awards, preparation of detailed construction documents, design of auxiliary facilities, engineering services during construction, and training of operating and maintenance personnel. The Building Systems Engineering Division (“BSE”) extends these capabilities and focuses them toward the Mechanical, Electrical, Plumbing ("MEP"), Fire Protection, and energy-related needs of the commercial, residential and institutional sectors. PEC's MEP work experience ranges from interior developments to high-rise new construction. Business sectors include commercial, retail, data and communication, K-12 and higher educational, food service, high-rise development, hotel, multi-family residential, industrial, geothermal heat pump systems, power, municipal, public works, and parking facilities.   PEC offers clients services in all phases of an MEP project including permitting, conceptual design, project management and detailed design and construction commissioning start-up.

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

•
the expectancy that the Environmental Protection Agency will enact regulations and standards accelerating the retirement of aging coal plants and impacting the life of natural gas plants, thus increasing the need for replacement of resources;

•	uncertainty surrounding the growth potential of nuclear power plants;

•	wind projects have shorter development timeframe than natural gas plants and have greater flexibility to adapt to changing conditions;

•	worldwide concern over greenhouse gas emissions and calls to reduce global warming due to the carbon dioxide produced by conventional electric generation; and

•
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

On April 30, 2012, Juhl Wind became the sole equity owner in Power Engineers Collaborative, L.L.C., an Illinois limited liability company (“PEC”), which provides engineering services to clients in the energy, industry and building systems markets. The financial activities of PEC have been consolidated into our financial statements subsequent to the purchase date.

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

Woodstock Hills, Valley View and Winona are wind energy generating facilities and in that regard, those activities are considered a business segment in our financial statement disclosures called Wind Farm Ownership and Operation. PEC is considered a new business segment called Engineering Consulting Services.

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

Results of Operations

Comparison of Three-Month Periods and Six-Month Periods Ended June 30, 2012 and June 30, 2011

Overview

Our general activity during the second quarter of 2012 was primarily focused on the following projects:

PEC Acquisition

Effective April 30, 2012 (the “Closing Date”), the Company became the sole equity owner of PEC, which provides engineering services to clients in the energy, industry and building systems markets.  The Company entered into a unit purchase agreement (the “Purchase Agreement”) for the purchase of one-hundred (100) membership units of PEC (the “Units”), which represents 100% of the equity interest, from three individual owners.  The purchase price consisted of cash in the amount of $750,000.  Additionally, options to purchase shares of common stock of the Company (“Options”) under the Company’s Incentive Compensation Plan were issued to the former owners and certain employees of PEC who continued working after the acquisition by the Company as follows: 100,000 Options to Sellers and 150,000 Options to employees of PEC as designated by Sellers. Additionally, the former owners of PEC have the opportunity to receive additional consideration as part of the purchase price in the form of an additional cash amount of $250,000 and 500,000 shares of common stock of the Company, contingent upon PEC meeting certain performance targets for revenue and earnings, as described more fully in the Purchase Agreement.   The Company filed a Form 8-K with the Securities and Exchange Commission on May 3, 2012, with respect to the details of this purchase transaction.

Development Service Agreements

We also focused on the negotiating development service agreements with five wind farm projects comprising approximately 50 MW of development in Midwestern or eastern regions of the United States.  This allows us to diversity our development portfolio by adding projects throughout North America and in the regions that generally experience higher electric rates.

Specifically, Juhl Energy Development has acquired or is in the process of acquiring substantially all of the assets relating to the development, construction and/or operation with respect to the following wind farms:

•	approximately 4 MW wind energy project on a site located in Painesville, Ohio;
•	approximately 20 MW wind energy project on a site in Cass County, Illinois; and
•	approximately 4 MW wind energy project on a site located in Russells Point, Ohio.

At June 30, 2012, we had no community wind farm projects under construction.  We continue to provide development services for various wind energy projects in our development pipeline and obtaining rights to co-develop future projects with other developers who do not have the capital, reputation and resources necessary to complete their project opportunities.  This will include evaluating opportunities with corporations who are interested in purchasing power as a part of green energy initiatives within their corporate strategy.

Juhl Renewable Energy Systems

During the quarter ended June 30, 2012, we continued the prototype testing of a 35 kw class wind turbine and development of the Solarbank product line. Our revenues from this operating segment were insignificant during 2011 and we expect to increase our competitive market position in 2013 as we introduce these products and build distribution capabilities.

Revenue

Total revenue increased by approximately $792,000, or 72.9%, from approximately $1,087,000 for the quarter ended June 30, 2011, to approximately $1,879,000 for the quarter ended June 30, 2012.  Total revenue decreased by approximately $4,593,000, or 59.8%, from approximately $7,678,000 for the six months ended June 30, 2011, to approximately $3,085,000 for the six months ended June 30, 2012.

A comparison of our revenue for the six months ended June 30, 2012 and 2011 is as follows:

	June 30, 2012	June 30, 2011	Change	% Change
JEDI:
Wind farm development	$33,661	$5,113,893	$(5,080,232)	(99.3)%
Construction	-	1,802,101	(1,802,101)	(100.0)
JESI:
Management and maintenance	564,041	503,789	60,252	12.0
NextGen/JRES:
Small scale solar and wind	63,478	160,176	(96,698)	(60.4)
PEC:
Engineering consulting	770,031	-	770,031
JRA:
Electricity Sales	1,653,764	97,976	1,555,789	1587.9%
Total	$3,084,974	$7,677,935	$(4,592,960)	(59.8)%

Juhl Energy Development (JEDI)[

The decrease in wind farm development revenue is primarily attributable to approximately $4,988,000 of wind farm development fee revenue from three wind farm construction projects that completed financing arrangements during the second quarter of 2011, whereas we recorded only approximately $34,000 in the second quarter of 2012.

The decrease in construction revenues of approximately $1,802,000 over the six months ended June 30, 2011 was related to having one construction project in process for 2011 and none in 2012.

The timing of our wind farm development and construction revenues are dependent on our ability to successfully complete financing, permitting and turbine arrangements and ultimately complete project construction activities.  Depending on the financing arrangements, we may ultimately be unable to report revenue from construction and development if we are considered the primary beneficiary due to variable interest entity rules.  We do expect that the Crofton Hills wind farm, which we sold our development rights in 2011, will be completed in 2012 and therefore allow the recognition of $500,000 of deferred revenue in 2012.  We do not believe that we will be able to complete any development and construction activities during the remainder of 2012 for revenue recognition purposes, as financing arrangements have become difficult under the uncertainty surrounding the continuity of federal tax credits.

Juhl Energy Services (JESI)

Revenue from wind farm administration, management and maintenance service increased by approximately $60,000 over the six months ended June 30, 2011.  The increase is primarily attributable to administrative services agreements for approximately 107 MW of wind farms, of which 22 MW relate to companies whose revenues are eliminated in consolidation.

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

Revenue for electricity sales for the three and six months ended June 30, 2012 was approximately $822,000 and $1,654,000, respectively, from the three wind farms.  The electricity sales revenue is adjusted downward based on the use of an accounting revenue recognition policy that reduces the current billing amounts to the average rate over the term of the power purchase contract. At June 30, 2011, our electricity revenues of approximately $98,000 only included the Woodstock wind farm for two monthly periods.

Next Generation Power Systems/Juhl Renewable Energy Systems (NextGen/JRES)

Revenues from the sales and services of small scale wind and solar products and services decreased by approximately $97,000 for the six months ended June 30, 2012 from the six months ended June 30, 2011.  The decrease was primarily related to the fact that NextGen did not sell any refurbished turbines during the period ended June 30, 2012. NextGen has discontinued selling refurbished small turbine units and revenues will decrease as a result except for periodic maintenance and repair services.  The JRES subsidiary is in the process of completing a new turbine design and testing of a new prototype model, and as such, its revenues will be delayed until design and test activities are completed within the next twelve months. JRES is also seeking to build revenue streams from the Solarbank product line but any significant revenues will probably not occur until 2013 as we seek to enhance our production and distribution capabilities.

Cost of Goods Sold

Cost of goods sold increased by approximately $450,000, or 55.1% from approximately $816,000 for the quarter ended June 30, 2011 to approximately $1,266,000 for the quarter ended June 30, 2012. Costs of goods sold increased by approximately $167,000, or 10.4% from approximately $1,608,000 for the six month period ended June 30, 2011 to approximately $1,775,000 for the six month period ended June 30, 2012. The comparison of 2012 to 2011 is affected by three primary factors:
        - cost of goods sold in 2012 include approximately $709,000 of labor and subconsultant expenses related to the new PEC engineering segment whereas there were none in 2011;
        - construction expenses in 2011 included approximately $1,137,000 with regard to one construction project whereas in 2012 we have incurred no construction expenses;
        - costs of goods sold for 2012 includes approximately $864,000 of maintenance and operations expenses for three wind farms compared to approximately $157,000 of costs on only one wind farm in 2011.

Gross margins for the six month period ended June 30, 2012 decreased by approximately $4.9 million, which is primarily attributable to the decrease in development fee revenue noted above. Development fee revenue is predominately all gross margin as expenses related to development fee revenue are primarily payroll costs that are shown in the operating expense section.

Operating Expenses

General and Administrative Expenses.   General and administrative expenses increased by approximately $170,000, or  33.7%, from approximately $505,000 for the quarter ended June 30, 2011 to approximately $675,000 for the quarter ended June 30, 2012.  General and administrative expenses increased by approximately $248,000, or 25.5% from approximately $972,000 for the six month period ended June 30, 2011 to approximately $ 1,220,000 for the six month period ended June 30, 2012.

 For purposes of financial statement reporting at June 30, 2012, we have now combined investor relations expense as part of general and administrative operating expense.  We have incurred increases in professional fees over 2011 of approximately $282,000 as a result of increased usage of professional services for due diligence costs associated with business acquisition activity and other business requirements associated with being a public company.  Investor relations expenses, which are now included in general and administrative expenses decreased by approximately $243,000 compared to the prior year as we reduced our level of spending from a year ago associated with communications to increase exposure of Juhl Wind. General and administrative expenses also increased by approximately $40,000 for PEC, a newly consolidated operating entity since April 30, 2012, and $44,000 increase in advertising expenses.

Payroll and Employee Benefits.   Payroll and employee benefits expenses decreased by approximately $145,000, or 21.2%, from approximately $685,000 for the quarter ended June 30, 2011 to approximately $540,000 for the quarter ended June 30, 2012. Payroll and employee benefits expenses decreased by approximately $ 223,000, or  18.2% from approximately $ 1,222,000  for the six month period ended June 30, 2011 to approximately $999,000  for the six month period ended June 30, 2012.

The $145,000 decrease over the three months ended June 30, 2012 was primarily attributable to a decrease of approximately $60,000 in non-cash stock based compensation expense and $85,000 related to one-time officer compensation adjustment in 2011 related to vacation and deferred salary.  The employee head count did not change materially over the past year for our business units, except that the PEC acquisition now has additional salaries of four administrative or executive employees included in payroll and employee benefits.  The payroll expenses related to PEC employees who are directly performing engineering activities are recorded in cost of goods sold.  Payroll related to maintenance services employees are considered as a part of cost of goods sold

Wind Farm Administration Expenses.   Wind farm administration expenses represent costs that we incur to perform administrative services with respect to our management services contracts, as well as the general and administrative expenses incurred directly within the three wind farm entities that we are consolidating. Wind farm administration expenses increased by approximately $24,000, or 28.4%, from approximately $85,000 for the quarter ended June 30, 2011 to approximately $109,000 for the quarter ended June 30, 2012. Wind farm administration expenses increased by approximately $ 126,000, or 122.3% from approximately $103,000 for the six month period ended June 30, 2011 to approximately $229,000  for the six month period ended June 30, 2012.  The increase in expenses resulted primarily attributable to approximately $80,000 of project administration expenses to manage the Grant County and Valley View projects as well as approximately $45,000 in one-time legal costs associated with the Valley View project.

Other Income (expenses).  Other income and expenses during the six months ended June 30, 2012 primarily consists of interest expense of approximately $400,000 relating to the Valley View and Woodstock wind farm nonrecourse bank loan financing and a fair value loss adjustment of $187,000 to an interest rate swap agreement on the Valley View project.   In 2011, interest income and interest expenses included  approximately $230,000 related promissory notes receivable and payable, respectively, held in conjunction with the construction of the Grant County and Valley View wind farms.

Operating Income (Loss)

Our operating loss represents a decrease of approximately $293,000, from an operating loss of approximately $1,005,000 for the quarter ended June 30, 2011 compared to operating loss of approximately $712,000 for the quarter ended June 30, 2012. Our operating income decreased by approximately $4,912,000, or 130.2%, from an operating income of approximately $3,774,000  for the six months ended June 30, 2011 to operating loss of approximately $1,138,000 for the six months ended June 30, 2012.

The decrease in our operating loss for the quarter ended June 30, 2012 of $293,000 is primarily attributable to increase in revenue and gross margin of $792,000 and $342,000, respectively, which is driven from the PEC and the Woodstock/Valley View wind farms acquisitions.  In addition, operating expenses for the quarter ended June 30, 2012 were controlled to an increase of approximately $49,000.

The decrease in operating income for the six months ended June 30, 2012 of $4,912,000 is primarily attributable to the decrease in development fee activity noted above under Revenue.

Net Income (Loss)

The Net Loss increased by approximately $464,000, or 72.2%, from a net loss of approximately $642,000 for the quarter ended June 30, 2011 to a net loss of approximately $1,106,000 for the quarter ended June 30, 2011.  Net income decreased by approximately $3,680,000, or 170.4%, from a net income of approximately $2,160,000 for the six months ended June 30, 2011 to a net loss of approximately $1,520,000 for the six months ended June 30, 2012. The decrease in net income from the six month period ended June 30, 2012 is largely attributable to the decreased revenue sources from development fee revenue noted in the revenue section above, net of a year-to-year reduction in our income tax provision of $1,841,000.

The net loss in the quarter ended June 30, 2012 is indicative of the inconsistent revenue patterns of our wind farm development services business as revenue recognition is significantly impacted by the timing of the development fee revenue.

Changes in the Financial Condition for the Period ended June 30, 2012

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Accounts receivable of approximately $857,000 at June 30, 2012 included approximately $236,000 from a credit-rated utility.  The December 31, 2011 accounts receivable included approximately $1,635,000 for construction activities of a 4.95 MW wind farm, which was collected in February 2012 along with the receipt of the $6,284,000 U.S. Treasury cash grant receivable for the Valley View wind farm in March 2012.

Property and Equipment

As of June 30, 2012 and December 31, 2011, we held approximately $25,381,000 and $25,846,000 in net book value of property and equipment, respectively. The assets include approximately $25,681,000 (at original cost) in wind turbine assets of the Woodstock Hills, Valley View and Winona wind farms in 2011. The wind farm assets were booked at fair value at the time of the acquisition for the Woodstock Hills and Valley View entities, and at book value for Winona due to common control. Other assets included in property and equipment includes land, buildings, office equipment, shop equipment and service vehicles.

Liquidity and Capital Resources

Juhl Wind, as a holding company, does not directly operate or have any ownership in any revenue-producing generation facilities. Thus, it has no material assets other than the stock of its subsidiaries and depends upon transfers of funds from its subsidiaries to meet its obligations.

At June 30, 2012, we carried approximately $4,000,000 million in cash and short term-investments on the balance sheet (excluding restricted cash).  However, approximately $384,000 of the short-term investments has been designated as security for the bank notes payable of approximately $343,000 and therefore has been reflected in current assets as a restricted short-term investment on the consolidated balance sheets.  In order to provide additional protection to our cash reserves, we have obtained a $1.5 million letter of credit facility that provides security for the deposits that may not otherwise be insured through the Federal Deposit Insurance Corporation.

Our unrestricted cash position decreased by approximately $1,709,000 for the quarter ended June 30, 2012 over the quarter ended March 31, 2012. Of this amount, $1,000,000 was used in the acquisition of PEC in April 2012.  The remaining $709,000 was needed to fund our operations and to meet cash requirements for additions to equipment, project development expenses and to support project cash flows.  As mentioned above under accounts receivable, we were able to collect certain significant receivables and therefore controlled the total amount of net cash outflow over the past six months.  Based on our anticipated level of revenues and cash position, we believe that funds generated from existing contractual agreements, together with existing cash resources, will be sufficient to finance our operations and planned capital expenditures through the next 24 months.

Development fees have represented a significant component of our revenue streams in the past.  Such fees are premised on contractual agreements and the ultimate realizability of these revenues is dependent on reaching commercial operation and final financing of wind farm projects. This does cause the timing of our revenue streams to be inconsistent as we are dependent on successful construction conditions such as weather as well as assisting in the closing of funding which normally has numerous legal conditions.

Our balance sheet at June 30, 2012 includes a promissory note payable of approximately $2,800,000 to a turbine supplier for amounts due for turbines on the Winona project.  The note was initially payable in April 2012 based on additional project financing. The Company continues to seek long-term financing for this project. In lieu of a refinancing, the note is payable through free cash flows available from the Winona project, and as such,  approximately $2,605,000 has been classified as long-term based on our assessment of future cash flows that are expected beyond one year. The Company has a secured interest in the Winona project. In the event that the Company does not make the free cash flow payments from the Winona project available to the turbine supplier, this could put the Company into an event of default.

On April 30, 2012, we used $1,000,000 of our cash balances to acquire PEC per the purchase agreement. For the period from July through December 2012, we expect to repay the approximately $1.2 million shown on the June 30, 2012 balance sheet  owed to the former owners of PEC through the collection of the accounts receivable and work-in-progress of approximately $1.4 million that existed at the April 30, 2012 closing date.  In addition, we expect to establish a $600,000 working capital line of credit with a bank to assist in the cash flow associated with PEC.   Our purchase agreement requires us to pay the former PEC owners over six equal installments in 2012. We expect that normal PEC operations will generally not require any further cash requirements over the foreseeable future.

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

The formation of Juhl Renewable Assets provides us with the ability to acquire ownership of existing wind farms that fit our distributed generation model and the size range of products that we typically develop.  We believe that the ownership of community wind farms will provide an ability to expand our services to wind farm operations and to create recurring, repeatable annual revenue streams for our business model.  At the current time, we have made investments into the 10 MW Valley View wind farm (February 2011), 10.2 MW Woodstock Hills wind farm (April 2011), and 1.5 MW Winona wind farm (October 2011). We expect to raise funds to purchase such wind and related assets through the selling of preferred stock in Juhl Renewable Assets in order to fund our strategic acquisition operations.  This will avoid delays and difficulties of obtaining financing from traditional lending sources and continue to provide access to financing especially with the lack of PTC driven financing going forward.  We have entered into a letter of understanding with an investment banking firm to conduct due diligence and to make planning arrangements for the potential sale of up to $20 million of JRA preferred stock.  We intend to issue shares of preferred stock in Juhl Renewable Assets to investors,

Further to provide some additional liquidity through an equity line approach, the Company signed a purchase agreement on June 15, 2012 with Lincoln Park Capital Fund, LLC (“LPC”), together with a registration rights agreement, whereby LPC has agreed to purchase up to $10.0 million of our common stock, par value $.0001 (the “Common Stock”), over a 30-month period.   Under the Registration Rights Agreement, the Company agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to LPC under the Purchase Agreement, which it filed on July 30, 2012.   After the SEC has declared effective the registration statement, the Company, in its sole discretion, has the right over a 30-month period to sell shares of Common Stock to LPC in amounts up to 100,000 shares and depending upon certain conditions as set forth in the purchase agreement increasing to amounts up to 500,000 shares of Common Stock, up to an aggregate of $10.0 million.    The purchase price of the shares of Common Stock will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to LPC.  LPC shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our Common Stock is below the floor price of $.65, which is set forth in the Purchase Agreement. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Net Cash – Operating Activities
Net cash used in operating activities decreased by approximately $4,608,000, from the net cash provided by operating activities of approximately $4,294,000 for the six months ended June 30, 2011 to net cash used in operating activities of approximately $314,000 for the six months ended June 30, 2012. The change in net cash used in operating activities of $4,608,000 is primarily due to the collection in 2011 of wind farm development and construction advisory fees from the Meeker County projects of approximately $2,300,000, construction and cost reimbursements from Grant County of approximately $460,000 and receipt of a $1,000,000 cash advance relating to the sale of development rights. We will continue to manage operating expenses for cash flow control as we seek to diversify our revenue base, such as with the acquisition of PEC and three wind farms in 2011.

Net Cash – Investing Activities
Net cash provided by investing activities increased by approximately $5,669,000 from the net cash used in investing activities of approximately $533,000 for the six months ended June 30, 2011 to net cash provided by investing activities of approximately $5,136,000 for the six months ended June 30, 2012.  The increase is primarily attributable to the receipt of U.S. Treasury Section 1603 cash grant in the amount of $6,284,476 and offset by the use of $1,000,000 in cash to fund the PEC acquisition.

Net Cash – Financing Activities
Net cash flow used in financing activities increased by approximately $6,834,000, from the net cash used in financing activities of approximately $179,000 for the six  months ended June 30, 2011 to approximately to net cash used in  financing activities of approximately $7,013,000 for the six months ended June 30, 2012.  The increase in cash used in financing activities is primarily attributable making the payments made to a bank and vendors from the cash grant of approximately $6,200,000, and approximately $450,000 in principal payments on nonrecourse bank loans.

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

Turbine Sales and Service

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

Licensing Agreements

Revenues earned from licensing agreements are amortized straight line over the term of the agreement.

Wind Farm Consulting, Development and Management Services:

Engineering and consulting services:
Revenues are primarily generated from professional services provided to clients and are based on either hours of service performed or on a fixed-fee basis. Revenues are accrued through year-end for services performed but not yet billed to clients. These unbilled revenues are included in work in process in the accompanying financial statements.

Provisions for estimated losses on work in process are made in the period in which such losses are determined. Changes in project performance, project conditions, and estimated profitability ma7 result in revisions to costs and revenues and are recognized in the period in which the revisions are determined.

 Our contracts come up for renewal periodically and at the time of renewal may be subject to renegotiation, which could impact the profitability on that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause.

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

Variable Interest Entities

The Company has determined that one of its wind farm projects is variable interest entity (“VIE”). The footnotes to our consolidated financial statements in this report provide our analysis and judgments with respect to whether or not the Company should consider consolidation of these VIE’s into our financial statements. We have consolidated one VIE because we believe that we had implicit power to significantly impact the economic performance of the limited liability company associated with that wind farm project.

Item 3.           QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4.          CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2012.  Based upon management’s evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were designed at a reasonable assurance level and were effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

 Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the six-month period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 1A. RISK FACTORS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, our Company has issued the following securities without registering the securities under the Securities Act:

Securities Issued Pursuant to our 2008 Incentive Compensation Plan

Date	Security
April 30, 2012	Stock Options – 250,000 shares of common stock at $0.77 per share

The options, warrants and underlying shares of common stock issuable upon exercise of the options and warrants were not registered under the Securities Act, or the securities laws of any state, and were issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act and corresponding provisions of state securities laws. Such securities may not be offered or sold absent registration or an applicable exemption from the registration requirements.

Securities Issued Pursuant to Lincoln Park Capital Purchase Agreement

Date	Security
June 15, 2012	Common Stock – 407,332 shares of common stock as commitment shares under Purchase Agreement

The sole purchaser in connection with the Purchase Agreement was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act, and corresponding provisions of state securities laws.  Such securities may not be offered or sold absent registration or an applicable exemption from the registration requirements.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

a)	None
b)	None

Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

			Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date
3.1	Certificate of Incorporation filed January 30, 2006		3.1	Form SB-2 File No. 333-141010	March 31, 2007

3.2	Certificate of Amendment of Certificate of Incorporation filed September 26, 2006		3.2	Form SB-2 File No. 333-141010	March 31, 2007

3.3	Certificate of Amendment of Certificate of Incorporation filed June 20, 2008 and effective June 24, 2008		3.1	Form 8-K File No. 333-141010	June 24, 2008

3.4	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock filed June 11, 2009		3.4	Form S-1/A File No. 333-154617	June 12, 2009

3.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed September 28, 2009	3(i)	Form 8-K File No. 333-141010	September 28, 2009

3.6	Amended and Restated Bylaws	3	Form 8-K File No. 000-54080	August 22, 2011

4	Specimen common stock certificate	4	Form 10-K File No. 000-54080	March 30, 2012

10.1	2008 Incentive Compensation Plan	10.1	Form 8-K File No. 333-141010	June 25, 2008

10.2	Form of Option Agreement under 2008 Incentive Compensation Plan	10.2	Form 10-K File No. 000-54080	March 30, 2012

10.3	Form of warrant agreement with consultant dated December 19, 2008	10.5	Form 10-K File No. 000-54080	March 30, 2012

10.4	Form of second warrant agreement with consultant dated December 19, 2008	10.6	Form 10-K File No. 000-54080	March 30, 2012

10.5	Form of Administrative Services Agreement between Juhl Wind, Inc. and wind farm customers	10.2	Form S-1/A File No. 333-154617	January 21, 2009

			Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date
10.6	Form of option agreement dated June 29, 2009 between Juhl Wind, Inc. and Wesley K. Clark		10.1	Form 10-Q File No. 333-141010	November 14, 2011

10.7	Form of warrant agreement with consultants dated December 31, 2009		10.16	Form 10-K File No. 000-54080	March 30, 2012

10.8	Form of Share Repurchase 10b5-1 Plan, dated as of October 12, 2010, between Juhl Wind, Inc. and Capstone Capital Management and Form of Amendment to Stock Repurchase 10b5-1 Plan		10.10	Form 10-K File No. 000-54080	March 31, 2011

10.9	Sale Agreement dated as of April 28, 2011 between Heller Financial, Inc. and Juhl Wind, Inc.		10.1	Form 8-K File No. 000-54080	May 4, 2011

10.10	Transfer Agreement dated as of April 28, 2011 between Heller Financial, Inc. and Juhl Wind, Inc.		10.2	Form 8-K File No. 000-54080	May 4, 2011

10.11	Sale Agreement dated as April 28, 2011 between Mission Funding Zeta and Juhl Wind, Inc.	10.3	Form 8-K File No. 000-54080	May 4, 2011

10.12	Transfer Agreement dated as of April 28, 2011 between Mission Funding Zeta and Juhl Wind, Inc.	10.4	Form 8-K File No. 000-54080	May 4, 2011

10.13	Transfer and Assignment Agreement dated as of May 6, 2011 between Juhl Wind Asset Investment, Inc. and Juhl Wind, Inc.	10.22	Form 10-K File No. 000-54080	March 30, 2012

10.14	Unit Purchase Agreement, dated as of October 13, 2011 between individual sellers and Juhl Energy Development, Inc.	2.1	Form 8-K File No. 000-54080	February 24, 2012

10.15	Form of Guaranty Agreement dated as of November 30, 2011 between Geo Investors Renewable Infrastructure Fund, L.P. and Juhl Wind, Inc.	10.1	Form 8-K File No. 000-54080	January 4, 2012

10.16	Form of Juhl Wind Valley View, LLC letter agreement for Pearl Nicholas Trust, dated November 29, 2011	10.2	Form 8-K File No. 000-54080	January 4, 2012

10.17	Form of Juhl Wind Asset Investment, Inc. letter agreement with Pearl Nicholas Trust, dated as November 29, 2011	10.3	Form 8-K File No. 000-54080	January 4, 2012

10.18	Form of Subscription Agreement dated as of November 29, 2011 between Juhl Valley View, LLC and Juhl Wind Asset Investment, Inc.	10.4	Form 8-K File No. 000-54080	January 4, 2012

10.19	Transfer Agreement, dated as of December 31, 2011 between Juhl Energy Development, Inc. and Juhl Renewable Assets, Inc.	2.2	Form 8-K File No. 000-54080	February 24, 2012

10.20	Form of employment Agreement dated January 1, 2012, between Juhl Wind, Inc. and Dan Juhl	10.18	Form 10-K File No. 000-54080	March 30, 2012

10.21	Form of employment agreement dated January 1, 2012 between Juhl Wind, Inc. and John Mitola	10.19	Form 10-K File No. 000-54080	March 30, 2012

10.22	Form of employment agreement dated January 1, 2012 between Juhl Wind, Inc. and John Brand	10.20	Form 10-K File No. 000-54080	March 30, 2012

10.23	Unit Purchase Agreement, dated as of April 30, 2012 between Juhl Wind, Inc. and George Shibayama, Matt Brown and Bryan Eskra (excluding exhibits)	10.1	Form 8-K File No. 00054080	May 3, 2012

10.24	Form of Purchase Agreement, dated as of June 15, 2012 by and between the Company and Lincoln Park Capital Fund, LLC	10.1	Form 8-K File No. 00054080	June 20, 2012

10.25	Form of Registration Rights Agreement, dated as of June 15, 2012, by and between the Company and Lincoln Park Capital Fund, LLC	10.2	Form 8-K File No. 00054080	June 20, 2012

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUHL WIND, INC.
(Registrant)

Date: August 14, 2012	/s/ John Mitola
John Mitola
President