Form 10-Q/A
period 2012-06-30
Juhl Wind, Inc
filed 2012-09-05
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

 Explanatory Note

Juhl Wind, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), for the sole purpose of including Interactive Data Files (Exhibit 101) formatted in XBRL (Extensible Business Reporting Language) with detail tagging of the notes to the consolidated financial statements, as required by Rule 405 of Regulation S-T, within the 30 day grace period provided by Rule 405(a)(2)(ii) of Regulation S-T.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE. This Amendment No. 1 continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

			Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date
3.1	Certificate of Incorporation filed January 30, 2006		3.1	Form SB-2 File No. 333-141010	March 31, 2007

3.2	Certificate of Amendment of Certificate of Incorporation filed September 26, 2006		3.2	Form SB-2 File No. 333-141010	March 31, 2007

3.3	Certificate of Amendment of Certificate of Incorporation filed June 20, 2008 and effective June 24, 2008		3.1	Form 8-K File No. 333-141010	June 24, 2008

3.4	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock filed June 11, 2009		3.4	Form S-1/A File No. 333-154617	June 12, 2009

3.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed September 28, 2009		3(i)	Form 8-K File No. 333-141010	September 28, 2009

3.6	Amended and Restated Bylaws		3	Form 8-K File No. 000-54080	August 22, 2011

4	Specimen common stock certificate		4	Form 10-K File No. 000-54080	March 30, 2012

10.1	2008 Incentive Compensation Plan		10.1	Form 8-K File No. 333-141010	June 25, 2008

10.2	Form of Option Agreement under 2008 Incentive Compensation Plan		10.2	Form 10-K File No. 000-54080	March 30, 2012

10.3	Form of warrant agreement with consultant dated December 19, 2008		10.5	Form 10-K File No. 000-54080	March 30, 2012

10.4	Form of second warrant agreement with consultant dated December 19, 2008		10.6	Form 10-K File No. 000-54080	March 30, 2012

10.5	Form of Administrative Services Agreement between Juhl Wind, Inc. and wind farm customers		10.2	Form S-1/A File No. 333-154617	January 21, 2009

			Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date
10.6	Form of option agreement dated June 29, 2009 between Juhl Wind, Inc. and Wesley K. Clark		10.1	Form 10-Q File No. 333-141010	November 14, 2011

10.7	Form of warrant agreement with consultants dated December 31, 2009		10.16	Form 10-K File No. 000-54080	March 30, 2012

10.8	Form of Share Repurchase 10b5-1 Plan, dated as of October 12, 2010, between Juhl Wind, Inc. and Capstone Capital Management and Form of Amendment to Stock Repurchase 10b5-1 Plan		10.10	Form 10-K File No. 000-54080	March 31, 2011

10.9	Sale Agreement dated as of April 28, 2011 between Heller Financial, Inc. and Juhl Wind, Inc.		10.1	Form 8-K File No. 000-54080	May 4, 2011

10.10	Transfer Agreement dated as of April 28, 2011 between Heller Financial, Inc. and Juhl Wind, Inc.		10.2	Form 8-K File No. 000-54080	May 4, 2011

10.11	Sale Agreement dated as April 28, 2011 between Mission Funding Zeta and Juhl Wind, Inc.		10.3	Form 8-K File No. 000-54080	May 4, 2011

10.12	Transfer Agreement dated as of April 28, 2011 between Mission Funding Zeta and Juhl Wind, Inc.		10.4	Form 8-K File No. 000-54080	May 4, 2011

10.13	Transfer and Assignment Agreement dated as of May 6, 2011 between Juhl Wind Asset Investment, Inc. and Juhl Wind, Inc.		10.22	Form 10-K File No. 000-54080	March 30, 2012

10.14	Unit Purchase Agreement, dated as of October 13, 2011 between individual sellers and Juhl Energy Development, Inc.		2.1	Form 8-K File No. 000-54080	February 24, 2012

10.15	Form of Guaranty Agreement dated as of November 30, 2011 between Geo Investors Renewable Infrastructure Fund, L.P. and Juhl Wind, Inc.		10.1	Form 8-K File No. 000-54080	January 4, 2012

10.16	Form of Juhl Wind Valley View, LLC letter agreement for Pearl Nicholas Trust, dated November 29, 2011		10.2	Form 8-K File No. 000-54080	January 4, 2012

10.17	Form of Juhl Wind Asset Investment, Inc. letter agreement with Pearl Nicholas Trust, dated as November 29, 2011		10.3	Form 8-K File No. 000-54080	January 4, 2012

10.18	Form of Subscription Agreement dated as of November 29, 2011 between Juhl Valley View, LLC and Juhl Wind Asset Investment, Inc.		10.4	Form 8-K File No. 000-54080	January 4, 2012

10.19	Transfer Agreement, dated as of December 31, 2011 between Juhl Energy Development, Inc. and Juhl Renewable Assets, Inc.		2.2	Form 8-K File No. 000-54080	February 24, 2012

10.20	Form of employment Agreement dated January 1, 2012, between Juhl Wind, Inc. and Dan Juhl		10.18	Form 10-K File No. 000-54080	March 30, 2012

10.21	Form of employment agreement dated January 1, 2012 between Juhl Wind, Inc. and John Mitola		10.19	Form 10-K File No. 000-54080	March 30, 2012

10.22	Form of employment agreement dated January 1, 2012 between Juhl Wind, Inc. and John Brand		10.20	Form 10-K File No. 000-54080	March 30, 2012

10.23	Unit Purchase Agreement, dated as of April 30, 2012 between Juhl Wind, Inc. and George Shibayama, Matt Brown and Bryan Eskra (excluding exhibits)		10.1	Form 8-K File No. 00054080	May 3, 2012

10.24	Form of Purchase Agreement, dated as of June 15, 2012 by and between the Company and Lincoln Park Capital Fund, LLC		10.1	Form 8-K File No. 00054080	June 20, 2012

10.25	Form of Registration Rights Agreement, dated as of June 15, 2012, by and between the Company and Lincoln Park Capital Fund, LLC		10.2	Form 8-K File No. 00054080	June 20, 2012

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.1	Form 10-Q File No. 00054080	August 14, 2012

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002		31.2	Form 10-Q File No. 00054080	August 14, 2012

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32.1	Form 10-Q File No. 00054080	August 14, 2012

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32.2	Form 10-Q File No. 00054080	August 14, 2012

101.INS	XBRL Instance Document*	X

101.SCH	XBRL Taxonomy Extension Schema Document*	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

*In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUHL WIND, INC.
(Registrant)

Date: September 5, 2012	/s/ John Mitola
John Mitola
President