Form 10-Q
period 2012-09-30
Juhl Wind, Inc
filed 2012-11-15
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

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

Common Stock:  23,155,146 shares outstanding as of November 8, 2012.

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

 JUHL WIND, INC.
 CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	SEPTEMBER 30, 2012	DECEMBER 31, 2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,819,681	$5,251,148
Restricted cash	668,067	335,793
Short-term investments and accrued interest receivable	567,213	564,927
Short-term investments - restricted	384,565	382,269
Accounts receivable , net of allowance for doubtful accounts of $20,000 and $-0- at Sepember 30, 2012 and December 31, 2011, respectively	1,161,342	2,064,939
Grant receivable- U.S. Treasury 1603 cash grant	-	6,284,476
Work-in-progress	734,316	-
Inventory	260,219	270,873
Other current assets	877,883	664,955
Current deferred income taxes	-	108,000
Total current assets	6,473,286	15,927,380

PROPERTY AND EQUIPMENT, Net	25,122,447	25,846,403

OTHER ASSETS
Investment, at cost	419,000	400,000
Escrow cash reserves for contractual commitments	1,020,790	900,870
Deferred offering and loan costs	255,470	13,607
Intangible assets	651,191	-
Goodwill	214,090	-
Project development costs	354,663	283,141
Deferred income tax asset	227,000	-
Total other assets	3,142,204	1,597,618

TOTAL ASSETS	$34,737,937	$43,371,401

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$613,543	$3,828,276
Short-term notes payable	325,359	2,964,703
Accrued liabilities	929,094	1,097,338
Payable to former owners of acquired company	988,183	-
Income taxes payable	-	90,000
Deferred revenue - license arrangement and other	681,891	697,281
Current portion of promissory notes payable	231,804	4,576,063
Current deferred income taxes	9,000	-
Derivative liabilities- interest rate swap	219,271	199,946
Current portion of nonrecourse debt	764,540	737,167
Total current liabilities	4,762,685	14,190,774

LONG-TERM LIABILITIES
Nonrecourse debt, net of current portion	10,189,910	10,650,328
Promissory notes payable, net of current portion	2,662,793	-
Derivative liabilities- interest rate swap	1,063,065	812,553
Deferred revenue - license arrangement and 1603 Grant, net of current portion	2,096,762	2,186,089
Deferred revenue - power purchase contract	3,966,073	3,720,373
Deferred income taxes	-	157,000
Total long-term liabilities	19,978,603	17,526,343

REDEEMABLE PREFERRED MEMBERSHIP INTERESTS	2,518,450	2,543,635

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY	180,000	180,000

STOCKHOLDERS' EQUITY
Controlling interest in equity:
Preferred Stock, 20,000,000 shares authorized
Series A convertible preferred stock - $.0001 par value, 4,820,000 issued and outstanding as of September 30, 2012 and December 31, 2011	2,527,731	2,527,731
Series B convertible preferred stock - $.0001 par value, 5,966,792 issued and outstanding at September 30, 2012 and December 31, 2011	11,392,403	11,392,403
Common Stock - $.0001 par value; 100,000,000 shares authorized, 22,915,849 and 22,059,803 issued and 22,726,245 and 21,870,199 outstanding September 30, 2012 and December 31, 2011, respectively	2,292	2,206
Additional paid-in capital	9,327,937	8,550,435
Treasury stock, 189,604 shares held by the Company at September 30, 2012 and December 31, 2011	(218,965)	(218,965)
Accumulated deficit	(17,062,031)	(14,650,814)
Noncontrolling interest in equity	1,328,832	1,327,653
Total stockholders' equity	7,298,199	8,930,649

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,737,937	$43,371,401

The accompanying notes are an integral part of these consolidated statements.

The following table presents information on assets and liabilities related to a VIE that is consolidated by the Company at September 30, 2012 and December 31, 2011. The difference between total VIE assets and liabilities represents the Company's interests in those entities, which were eliminated in consolidation.

	SEPTEMBER 30, 2012	DECEMBER 31, 2011
	(unaudited)
Cash	$32,990	$28,621
Restricted Cash	586,035	253,761
Accounts receivable and other current assets	217,620	225,977
Grant receivable	-	6,284,476
Property and equipment, net	15,645,884	16,308,909
All other assets	650,000	718,653
Total assets	$17,132,529	$23,820,397

Accounts payable and accrued expenses	$577,058	$2,700,984
Short-term notes payable	-	2,588,200
Derivative liabilities	1,282,336	1,012,499
Nonrecourse debt	9,917,483	10,153,208
Total liabilities	$11,776,877	$16,454,891

The assets of the consolidated VIEs are used to settle the liabilities of those entities. Liabilities  are nonrecourse to the general credit  of the Company.

The accompanying notes are an integral part of these consolidated statements.

 JUHL WIND INC.
 CONSOLIDATED STATEMENT OF OPERATIONS
 FOR THE QUARTERS ENDED SEPTEMBER 30, 2012 AND 2011

	2012			2011
	(unaudited)			(unaudited)

REVENUE	2,264,147	100.0%		3,259,220	100.0%

COST OF GOODS SOLD	1,503,457	66.4		1,903,168	58.4

GROSS PROFIT	760,690	33.6		1,356,052	41.6

OPERATING EXPENSES
General and administrative expenses	597,975	26.4		428,986	13.2
Payroll and employee benefits	488,847	21.6		381,433	11.7
Wind farm management expenses	63,707	2.8		55,222	1.6
Total operating expenses	1,150,529	50.8		865,641	26.5

OPERATING INCOME (LOSS)	(389,839)	(17.2)		490,411	15.1

OTHER INCOME (EXPENSE)
Interest income	9,481	0.4		109,242	3.3
Interest expense	(234,055)	(10.3)		(133,647)	(4.1)
Loss on fair value of interest rate swap	(83,165)	(3.7)		-	0.0
Other income	46,821	2.1		-	0.0
Total other income (expense), net	(260,918)	(11.5)		(24,405)	(0.8)

INCOME (LOSS) BEFORE INCOME TAXES	(650,757)	(28.7)		466,006	14.3

INCOME TAX EXPENSE	-	0.0		(207,000)	(6.4)

NET INCOME (LOSS)	(650,757)	(28.7)		259,006	7.9

LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(38,935)	1.7		4,258	(0.1)

NET INCOME (LOSS) ATTRIBUTABLE TO JUHL WIND, INC.	$(611,822)	(27.0	) %	$254,748	7.8%

PREFERRED DIVIDENDS	98,542			98,542

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(710,364)			$156,206

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED	22,724,488			21,765,805

NET INCOME (LOSS) PER SHARE BASIC & DILUTED	$(0.03)			$0.01

The accompanying notes are an integral part of these consolidated statements.

 JUHL WIND INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	2012			2011
	(unaudited)			(unaudited)

REVENUE	5,349,124	100.0%		10,937,156	100.0%

COST OF GOODS SOLD	3,280,550	61.3		3,510,932	32.1

GROSS PROFIT	2,068,574	38.7		7,426,224	67.9

OPERATING EXPENSES
General and administrative expenses	1,821,078	34.0		1,410,739	12.9
Payroll and employee benefits	1,487,873	27.8		1,603,088	14.6
Wind farm administration expenses	287,828	5.4		148,359	1.4
Total operating expenses	3,596,779	67.2		3,162,186	28.9

OPERATING INCOME (LOSS)	(1,528,205)	(28.5)		4,264,038	39.0

OTHER INCOME (EXPENSE)
Interest and dividend income	34,388	0.6		349,968	3.2
Interest expense	(720,794)	(13.5)		(414,171)	(3.8)
Loss on fair value of interest rate swap	(269,837)	(5.0)		-	0.0
Other income	46,821	0.9		-	0.0
Total other income (expense), net	(909,422)	(17.0)		(64,203)	(0.6)

INCOME (LOSS) BEFORE INCOME TAXES	(2,437,627)	(45.5)		4,199,835	38.4

INCOME TAX BENEFIT (EXPENSE)	267,000	5.0		(1,781,000)	(16.3)

NET INCOME (LOSS)	(2,170,627)	(40.5)		2,418,835	22.1

LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,779	0.0		2,544	0.0

NET INCOME (LOSS) ATTRIBUABLE TO JUHL WIND, INC.	$(2,172,406)	(40.5	) %	$2,416,291	22.1%

PREFERRED DIVIDENDS	293,484			292,413

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,465,890)			$2,123,878

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	22,311,039			21,588,448

NET INCOME (LOSS) PER SHARE - BASIC	$(0.11)			$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	22,311,039			21,620,585

NET INCOME (LOSS) PER SHARE - DILUTED	$(0.11)			$0.10

The accompanying notes are an integral part of these consolidated statements.

 JUHL WIND INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

	Common Stock		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Additional Paid-In	Treasury	Accumulated	Total Stockholders' Equity-	Non- Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Juhl Wind	Interest	Equity

BALANCE -December 31, 2011	22,059,803	$2,206	4,820,000	$2,527,731	5,966,792	$11,392,403	$8,550,435	$(218,965)	$(14,650,814)	$7,602,996	$1,327,653	$8,930,649

Net income	-	-	-	-	-	-	-	-	(2,172,406)	(2,172,406)	1,779	(2,170,627)

Stock-based compensation	-	-	-	-	-	-	148,189	-	-	148,189		148,189

Series A preferred stock dividend paid in common stock	448,714	45	-	(293,484)	-	-	293,439	-	-	-		-

Series A Preferred dividends	-	-	-	293,484	-	-	(293,484)	-	-	-		-

Dividends on subsidiary preferred stock paid in cash	-	-	-	-	-	-	-	-	(12,150)	(12,150)		(12,150)

Common stock issued as commitment shares on an equity line facility	407,332	41	-	-	-	-	244,358	-	-	244,399		244,399

Contingent issuance of common stock for PEC acquisition	-	-					385,000		-	385,000		385,000

Dividends paid on preferred membership interests in wind farms and other distributions	-	-	-	-	-	-	-	-	(226,661)	(226,661)	(600)	(227,261)

BALANCE -September 30, 2012 (unaudited)	22,915,849	$2,292	4,820,000	$2,527,731	5,966,792	$11,392,403	$9,327,937	$(218,965)	$(17,062,031)	$5,969,367	$1,328,832	$7,298,199

The accompanying notes are an integral part of these consolidated statements.

 JUHL WIND INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,170,627)	$2,418,835
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,072,294	310,380
Increase in investment	(19,000)	-
Stock-based compensation	148,189	323,254
Increase in allowance for doubtful accounts	20,000	-
Loss on fair value of interest rate swap	269,837	-
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,713,341	2,137,361
Promissory notes receivable	-	(4,640,676)
Work-in-progress	(139,468)	-
Inventory	10,654	2,007
Reimbursable project costs	-	114,892
Costs and estimated earnings in excess of billings	-	635,888
Other current assets	(78,013)	35,290
Accounts payable	(1,448,239)	500,283
Promissory notes payable	135,407	1,631,961
Accrued expenses	(326,410)	140,920
Income taxes payable	(90,000)	330,000
Deferred income taxes	(267,000)	1,451,000
Customer deposits	-	74,139
Deferred revenue	192,810	(82,831)
Other	(36,411)	71,507
Net cash provided by (used in) operating activities	(1,012,636)	5,454,210

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from short-term investments	-	302,685
Purchases of short-term investments	-	(241,697)
Proceeds from cash grant	6,284,476	-
Cash paid for business acquisition, net of cash acquired	(1,000,000)	(215,924)
Payments for project development costs	(63,324)	(472,576)
Payments for property and equipment	(173,231)	(86,193)
Net cash provided by (used in) investing activities	5,047,921	(713,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	(332,274)	110,016
Escrowed cash reserves for contractual commitments	(119,920)	(44,126)
Cash dividends paid	(264,596)	(183,413)
Principal payments on bank notes payable	(3,157,189)	(82,282)
Payments of accounts payable and promissory notes payable related to property and equipment	(3,592,773)	-
Payments for treasury stock	-	(143,011)
Net cash used in financing activities	(7,466,752)	(342,816)

NET INCREASE (DECREASE) IN CASH	(3,431,467)	4,397,689

CASH BEGINNING OF THE PERIOD	5,251,148	645,596

CASH END OF THE PERIOD	$1,819,681	$5,043,285

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$310,507	$31,858

NONCASH INVESTING AND FINANCING ACTIVITIES
Series A preferred stock dividend	$293,484	$292,413
Series A dividend payment in common stock	$(293,484)	$109,000
Promissory note receivable received upon issuance of promissory note payable	$-	$5,264,093
Reimbursable project costs converted to equity investment in wind farm	$-	$(7,959)
Project development costs converted to equity investment in wind farm		$(285,072)
Conversion of note receivable to equity investment in wind farm	$-	$(185,539)
Conversion of Series B Preferred stock to common stock	$-	$1,426,713
Inventory costs converted to project development costs	$-	$1,393,333
Project development costs financed with accounts payable	$-	$724,568
Issuance of common stock for equity line commitment	$244,399	$-
Other	$-	$(57,312)

The accompanying notes are an integral part of these consolidated statements.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

1.             BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011 which was filed with the Securities and Exchange Commission on March 30, 2012.

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

Juhl Wind, Inc. (“Juhl Wind” or “the Company”) conducts business under six subsidiaries, Juhl Energy Services, Inc. (“JES”), Juhl Energy Development, Inc. (“JEDI”), Juhl Renewable Assets, Inc. (“JRA”), Next Generation Power Systems, Inc. (“NextGen”), Juhl Renewable Energy Systems, Inc. (“JRES”), Power Engineers Collaborative, LLC (“PEC”), and ownership and operational duties over the following  three operating wind farms--Woodstock Hills LLC (“Woodstock Hills”), Winona County Wind (“Winona”) and Valley View Transmission, LLC (“Valley View”).  All intercompany balances and transactions are eliminated in consolidation.

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

Generally accepted accounting principles require certain variable interest entities (“VIE”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient powers, obligations, or rights or if the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.

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
SEPTEMBER 30, 2012

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements and construction contract revenue; realizability of accounts and promissory notes receivable; determination of the primary beneficiary of a variable interest entity; the assumptions used in the impairment analysis of long-lived assets and goodwill; valuation of deferred tax assets, deferred power purchase revenue, stock-based compensation and warrants, asset retirement obligations, derivative instruments and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date.  Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

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

Engineering and consulting services
Revenues are primarily generated from professional services provided to clients and are based on either hours of service performed or on a fixed-fee basis. Revenues are accrued through the reporting date for services performed but not yet billed to clients. These unbilled revenues are included in work-in-progress in the accompanying financial statements.

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

Wind Farm Management and Maintenance Services
Revenues earned from administrative, management and maintenance services agreements are recognized as the services are provided. The administrative and management services agreements call for quarterly payments in advance or arrears of services rendered based on the terms of the agreement. The administrative and management services payments in advance are carried as deferred revenue and recognized monthly as services are performed. Maintenance services are generally billed on a quarterly basis based on the terms of underlying agreement. Revenues from maintenance services work are recognized when services are performed.

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
SEPTEMBER 30, 2012

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

The Company reviews reporting units for possible goodwill impairment by comparing the fair values of each of the reporting units to the carrying value of their respective net assets. If the fair values exceed the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. No impairment was taken for the nine months ended September 30, 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at September 30, 2012 due to the short maturity nature of these instruments. The carrying value of restricted cash and short-term investments approximate their fair value based on quoted market prices. The Company believes the carrying value of the interest rate swap approximates fair value based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs. The Company believes the carrying amount of the long-term debt unrelated to the interest rate swap approximates the fair value due to a significant portion of total indebtedness contains variable interest rates and this rate is a market interest rate for these borrowings.

COMPARATIVE DATA
Certain 2011 balance sheet and statement of operations items have been reclassified to conform to the current period’s presentation, including the reclassification of certain wind farm management expenses to cost of goods sold and the combination of investor relations expenses with general and administrative expenses.

3.             CONCENTRATIONS, RISKS AND UNCERTAINTIES

The Company derived approximately 64% of its revenue for the nine-months ended September 30, 2012 from three customers primarily as a result of the electricity sales and consulting services, and 80% of its revenue for the nine months ended September 30, 2011 was from sales to 5 customers primarily as a result of development and construction services fees. At September 30, 2012 and December 31, 2011, 67% and 94% of the Company's accounts receivable were due from three and two customers, respectively.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

The wind farm development and construction aspects of our business model are cyclical in nature and revenues therefrom are subject to business conditions relating to factors such as project timing, financing and legislated energy policy.  As a result, the Company is working to stabilize its operations and provide numerous revenue and profit streams to offset or minimize the fluctuations in our wind farm development and construction operating activities.

4.              ACCOUNTS RECEIVABLE
Accounts receivable consists of the following:
	September 30, 2012	December 31, 2011*
Wind farm management/maintenance	$60,177	$253,928
Electricity sales	211,102	321,619
Consulting, net of allowance of doubtful accounts of $20,000 and -0-, respectively	887,189	-
Construction contracts	-	1,440,303
Turbine sales and other	2,874	49,089
Total	$1,161,342	$2,064,939

*Derived from December 31, 2011 audited financial statements

5.              INVENTORY

Inventory consists of the following:
	September 30, 2012	December 31, 2011*
Materials and supplies	$260,219	$270,873
Total	$260,219	$270,873

*Derived from December 31, 2011 audited financial statements

6.             PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	September 30, 2012	December 31, 2011*
Land and improvements	$82,958	$60,158
Building and improvements	292,690	294,590
Equipment, including vehicles	494,492	413,358
Turbines and improvements	25,667,243	25,633,493
Construction in process	112,090	65,284
Subtotal	26,649,473	26,466,883
Less accumulated depreciation	(1,527,026)	(620,480)
Total	$25,122,447	$25,846,403

*Derived from December 31, 2011 audited financial statements

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

7.             INTANGIBLE ASSETS

A summary of intangible assets as of September 30, 2012 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period (years)
Customer relationships	$110,000	$(9,167)	$100,833	5
Noncompete agreements	278,000	(23,167)	254,833	5
Contract backlog	409,189	(113,664)	295,525	1.5
Total	$797,189	$(145,998)	$651,191	3.2

Amortization expense for the nine month period ended September 30, 2012 was approximately $146,000.

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

The income tax expense (benefit) for the nine month periods ended September 30, 2012 and 2011 consists of the following components:

	2012	2011
Current	$-	$330,000
Deferred	(267,000)	1,451,000
Total income tax expense (benefit)	$(267,000)	$1,781,000

The components of the deferred income tax asset and liability as of September 30, 2012 and 2011 are as follows:

	2012	2011
Current deferred income tax asset:
Accrued vacation and compensation	$44,000	$14,000
Reserves for warranty and doubtful accounts	28,000	17,000
Other	21,000	-
Total	$93,000	$31,000

Non-current deferred income tax asset:
Stock-based compensation expense	$876,000	$797,000
Deferred revenue/other	1,430,000	422,000
Net operating loss carryforward	2,402,000	-
Less valuation allowance	(1,369,000)	(797,000)
Total	$3,339,000	$422,000

Current deferred income tax liability:
Completed contract accounting	$-	$186,000
Prepaid expenses	102,000	52,000
Total	$102,000	$238,000

Non-current deferred income tax liability
Depreciation	$3,112,000	$29,000

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Deferred income taxes are presented on the consolidated balance sheet under the following captions at September 30, 2012 and 2011:

	2012	2011
Total current assets (liabilities)	$(9,000)	$(207,000)
Total other assets	227,000	393,000
Total	$218,000	$186,000

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of September 30, 2012, a valuation allowance of $1,369,000 has been recognized for deferred tax assets, primarily for stock-based compensation.

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the nine months ended September 30, 2012:

Statutory tax rate	$(829,000)	34.0%
States taxes, net of federal benefit	(146,000)	6.0
Nondeductible income/expenses	116,000	(4.8)
Other, net	41,000	(1.6)
Increase in valuation allowance	551,000	(22.6)
	$(267,000)	11.0%

9.             PROMISSORY NOTES PAYABLE

Promissory notes payable consists of the following:

	September 30, 2012	December 31, 2011*

Note payable to a turbine supplier, including interest at 6%, payable solely through 95% of net cash flows from a wind project; secured by Company’s first secured rights arising out of its Development and Construction Services Agreement with the underlying project **	$2,894,597	$2,759,190

Note payable to a construction subcontractor, including interest at 8%; paid in full March 2012	-	1,732,073

Note payable to a governmental entity, bearing no interest, paid in full in February 2012	-	84,800
Totals	$2,894,597	$4,576,063

Less current portion	(231,804)	(4,576,063)
Long-term portion	$2,662,793	$-

*   Derived from December 31, 2011 audited financial statements
** The note payable has been classified as long-term based on estimated payments from project cash flows. Increases in amounts represent accrued interest.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

10.   SHORT-TERM NOTES PAYABLE

Short-term notes payable consists of the following:

	September 30, 2012	December 31, 2011*
Cash grant bridge note payable to a bank, with interest at 3-month LIBOR plus 2.75 basis points (3.28% at December 31, 2011); loan was paid in full March 2012 upon receipt of the cash grant	$-	$2,588,200

Note payable to bank, interest payable monthly at 5%, collateralized by certificates of deposit, due November 2012	325,359	376,503
	$325,359	$2,964,703

*Derived from December 31, 2011 audited financial statements

11.   NONRECOURSE DEBT

Nonrecourse debt obligations consist of the following:

	September 30, 2012	December 31, 2011*
Note payable to bank, due January 2016, with interest at 5.5%; payable in quarterly installments of $82,031, collateralized by Woodstock Hills assets including turbines and improvements, rights to payment under leases and the power purchase contract	$1,036,967	$1,234,287

Note payable to a bank, bearing interest at 6-month LIBOR plus 2.75 basis points (3.98% and 3.5% at September 30, 2012 and December 31, 2011, respectively); due April 2026; principal and interest payments due semi-annually; collateralized by all Valley View wind farm project assets; see Note 12 for interest rate swap disclosure	9,917,483	10,153,208
Total nonrecourse debt	10,954,450	11,387,495
Less current portion	(764,540)	(737,167)
Total Long-term portion	$10,189,910	$10,650,328

*Derived from December 31, 2011 audited financial statements

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

12.   DERIVATIVE FINANCIAL INSTRUMENT AND FAIR VALUE - INTEREST RATE SWAP

As a part of the Company’s consolidation of the Valley View wind farm in the fourth quarter of 2011, the Company has an interest rate swap agreement with a notional amount of $7,700,000 to effectively convert those borrowings under its long-term debt arrangement from a variable interest rate to a fixed interest rate of approximately 3.71% during its 15-year term. The fair value of the interest rate swap agreement obligation (Level 2 in the fair value hierarchy) approximated $1,282,000 and $1,012,000 at September 30, 2012 and December 31, 2011, respectively, and is recorded as a current and long-term liability in the consolidated balance sheet. The Company determines the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.

The following table provides details regarding the Company's derivative instruments at September 30, 2012:

Instruments	Balance Sheet location	Assets	Liabilities
Interest rate swap	Current liabilities	$-	$219,271
Interest rate swap	Long-term liabilities	$-	$1,063,065

The following table provides details regarding the approximate gains and losses from the Company's derivative instruments in the statement of operations, none of which are designated as effective hedging instruments:

Instrument	Statement of operations location	Three months ended September 30, 2012	Nine months ended September 30, 2012
Interest rate swap	Other income (expense)	$(83,165)	$(269,837)

The Company did not have any such expense for the comparative period September 30, 2011.

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

In accordance with our revenue recognition policy in Note 2, revenue levelization is used to recognize revenue from the electricity sales of Woodstock Hills.  Revenue deferred under this levelization calculation at September 30, 2012 was approximately $494,000.

At the time of acquisition of Woodstock Hills in April 2011, the power purchase rates in the PPA between Woodstock Hills and NSP were considered unfavorable when compared with market conditions at the time of the acquisition. As a result, an unfavorable contract liability of approximately $3,705,000 was recognized on the acquisition date.  The amount of this liability was determined based on what we estimated is the current market rate that power purchasers were paying for electrical power compared to the average PPA rate over the life of the contract, net of the fair value of the renewable energy credits that Woodstock Hills could be expected to realize during the term of the PPA. The net decrease to the unfavorable contract liability from the date of acquisition to September 30, 2012 was approximately $233,000.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

The Company has recorded the following long term liability in its financial statements in relation to the PPA:

	September 30, 2012	December 31, 2011*
Rate levelization adjustment	$493,972	$231,086
Unfavorable contract liabilities	3,472,101	3,489,287
Total	$3,966,073	$3,720,373

*Derived from December 31, 2011 audited financial statements

14.   STOCK-BASED COMPENSATION

The Company has an incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and any other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. As of September 30, 2012, the Company has 1,387,111 shares available for award under the plan. In October 2012, the Company’s stockholders approved the increase in the maximum shares reserved under the plan to 4,500,000 shares from 2,897,111 shares subject to further requisite approvals.  As of the issuance of these financial statements, the Company has not obtained all requisite approvals to increase the reserved shares under the plan.

The Company has granted to key employees and directors of the Company 1,510,000 options to purchase common shares under the above plan.  In addition, the Company issued an additional 500,000 stock options to a director in June 2009 outside of the plan. The outstanding stock options carry an exercise price ranging from of $.77-$2.11 per share and expire ten years from the date of grant. Grants under the plan are discretionary and typically vest over four years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, underlying price ranging from $.77 to $3.05, dividend yield of 0%, expected volatility ranging from 95% to 104%, risk-free interest rate ranging from .89% to 5.0%, and average expected life of 6 years. Based on the pricing model, the Company expensed approximately $148,000 and $323,000 of stock compensation in the nine month periods ended September 30, 2012 and 2011, respectively.

A summary of the Company’s stock option plan as of September 30, 2012 and changes during the nine-month period then ended is listed below:

	Number of option grants	Weighted Average Exercise Price
Outstanding at January 1, 2012	1,760,000	$1.69
Granted	250,000	.77
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at September 30, 2012	2,010,000	$1.57

Options exercisable at the end of the period	1,797,500

As of September 30, 2012, there was approximately $93,000 total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of 3.5 years. The weighted average fair value of options granted during 2012 is $.53 per share. The Company had 1,606,250 options exercisable at a weighted average price of $1.66 per share at December 31, 2011. At September 30, 2012, the Company had 1,797,500 options exercisable at a weighted average price of $1.65 per share.

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

The following is information for each segment for the nine months ended September 30, 2012:

	Engineering Consulting		Wind Farm Development and Management	Wind Farm Ownership and Operation		Consumer- Owned Renewable Energy		Consolidated
For the nine months ended September 30, 2012:
Wind farm development/management	$		$846,371	$		$		$846,371
Turbine sales and service							82,898	82,898
Consulting		2,244,572						2,244,572
Electricity Sales					2,175,283			2,175,283
Total revenue		$2,244,572	$846,371		$2,175,283		$82,898	$5,349,124

Income (loss) from operations		$166,912	$(1,983,778)		$468,360		$(179,700)	$(1,528,205)
Other expense, net			(132,597)		(764,548)		(12,276)	(909,421)
Income (loss) before income tax benefit		$166,912	$(2,116,375)		(296,188)		$(191,976)	$(2,437,627)

Identifiable assets at September 30, 2012		$1,893,368	$1,702,830		$26,446,333		$439,087	$30,481,618
Corporate assets								4,256,319
Total assets at September 30, 2012								$34,737,937

The following is information for each segment for the nine months ended September 30, 2011:

	Wind Farm Development and Management	Wind Farm Ownership and Operation		Consumer- Owned Renewable Energy	Consolidated
For the nine months ended September 30, 2011:
Wind farm development/management	$7,142,554	$		$0	$7,142,554
Turbine Sales and Service	359,035			302,495	661,530
Related party revenue	120,000				120,000
Electricity Sales			168,968		168,968
Construction contract revenue	2,810,454			33,650	2,844,104
Total revenue	$10,432,043		$168,968	$336,145	$10,937,156

Loss from operations	$4,638,460		$(345,795)	$(28,627)	$4,264,038
Other income (expense), net	(17,787)		(31,048)	(15,368)	(64,203)
Loss before income taxes	$4,620,673		$(376,843)	$(43,995)	$4,199,835

Identifiable assets at September 30, 2011	$8,870,632		$4,973,884	$620,864	$14,465,380
Corporate assets					8,672,788
Total assets at September 30, 2011					$23,138,168

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

 Pursuant to the Purchase Agreement, the Company purchased the membership interests for a total consideration paid of $1,385,000 consisting of:  (i) cash in the amount of $750,000, and (ii) contingent consideration as follows: an additional cash amount of $250,000, and  500,000 shares of common stock of the Company valued at $.77 per share price at the closing date (stock value $385,000).   The contingent consideration will be earned by the sellers of the PEC interests provided that PEC meets certain performance targets for revenue and earnings. It is the Company’s expectation that PEC will meet these performance targets and as such, the contingent consideration has been included in the acquisition price of the net assets acquired. In addition, the purchase agreement allows for the sellers of the PEC interests to receive cash installments over the remainder of 2012 for working capital that exceeded a $300,000 targeted working capital amount. Such installment payments are approximately $1,000,000 in total.

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

Accounts receivable	$829,744
Other current assets	134,915
Work-in-progress	594,848
Property and equipment	78,400
Goodwill	214,090
Intangible assets	797,189
Other assets	8,198
Total identifiable assets acquired	2,657,384
Accounts payable and other liabilities	(94,206)
Accrued expenses	(158,166)
Due to former owners	(1,020,012)
Total liabilities assumed	(1,272,384)
Net assets acquired	$1,385,000

JUHL WIND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Unaudited proforma results of operations for the nine months ended September 30, 2012 and 2011 as if the Company had acquired majority ownership of PEC on January 1, 2011 are as follows. The proforma results include estimates and assumptions which management believes are reasonable. However, proforma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	September 30, 2012	September 30, 2011
Net revenue	$7,862,608	$15,180,478
Net income (loss)	$(1,590,884)	$2,527,466

17.           ISSUANCES OF COMMON STOCK IN CONNECTION WITH AN EQUITY LINE

On June 15, 2012, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, LPC is committed to purchase up to an aggregate of $10,000,000 of our shares of common stock over the 30-month term of the Purchase Agreement.  The Company must first register under the Securities Act the resale by LPC of any shares to be sold to LPC. In October 2012, the Company’s registration statement went effective with regard to the sale by LPC of any common stock issuable under the Purchase Agreement. Thereafter, over 30 months, and subject to certain terms and conditions in the Purchase Agreement, the Company has the right to direct LPC to make periodic purchases of up to 500,000 shares of our common stock per sale depending on certain conditions as set forth in the Purchase Agreement as often as every two business days up to the aggregate commitment of $10,000,000.

The purchase price of the shares will be based on the market prices of the Company’s common stock immediately prior to the time of sale as computed under the Purchase Agreement. In no event, however, will LPC be obligated to purchase shares of common stock under the Purchase Agreement at a price of less than $.65 per share. The Company may, at any time, and in its sole discretion, terminate the Purchase Agreement without fee, penalty or cost upon notice to LPC. LPC may not assign or transfer its rights and obligations under the Purchase Agreement. There are no trading volume requirements, and the Company will control the timing and amount of any sales of common stock to LPC. As of September 30, 2012, no shares have been issued in conjunction with this arrangement.

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

Our business and operating strategy, among other things, is to continue to leverage our portfolio of existing community wind power projects, develop new wind farm projects located in the United States, and take equity ownership positions in existing community-based wind farms. We take projects where the following important conditions exist for successful developments: acceptable wind resources, suitable transmission access, and an appropriate regulatory framework providing acceptable power purchase agreements and long-term utility agreements. Based on our pipeline of projects, we believe that we will continue to develop projects and will grow the number of wind farms for which we are providing operational oversight. We expect that the continued growth in our project pipeline will act as a key competitive advantage as the community wind power industry grows throughout the United States.  However, there will be volatility in the wind industry for reasons expressed below under Factors Affecting Our Operating Results.  Further, we believe that there are existing wind farms that are or will become available for sale by equity owners who have fully utilized the tax attributes or no longer have the desire to continue ownership.

We continue to evolve our strategy and increase our portfolio capacity through acquisitions that complement and support our core business and take advantage of the growth occurring in the wind industry, including wind farm management and turbine maintenance services, as well as related business services, such as engineering and consulting services. In 2011, as part of our acquisition strategy, we acquired ownership of existing wind farms, through our wind farm ownership and operations subsidiary, Juhl Renewable Assets, that fit our distributed generation model and the size of projects that we typically develop. We believe that the ownership of community wind farms (in part or in whole) will provide an ability to expand our services to wind farm operations and to create recurring annual revenue streams for our business.

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

As part of our strategy, we will use our position in the renewable energy space to advance conservation technologies focused on smaller scale wind and solar systems, through our subsidiary, Juhl Renewable Energy Systems, to consumers and agricultural-related businesses, directly and through a dealer network.

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

OVERVIEW OF OPERATING SUBSIDIARIES

As discussed in detail throughout this filing, we provide the following portfolio of services and products, as part of the following operating subsidiaries, which allows us to diversify our offerings and benefit from tiered revenue streams:

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

Since 1999, we have completed 21 wind farm projects, accounting for approximately 195 megawatts of wind power currently operating in the Midwest region of the United States. We are presently engaged in various aspects of the development of approximately 25 new wind farm projects in the United States totaling approximately 400 megawatts of wind power. In the second quarter of 2012, we acquired, through Juhl Energy Development, the assets of two early stage development wind farms located in Ohio, representing approximately 7.6 megawatts of wind power. In the third quarter of 2012, we acquired the assets of a 20 MW early stage development project located in Illinois.

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

Next Generation Power Systems – Refurbished Turbines and Maintenance Support

Next Generation Power Systems is in the business of refurbishing turbines and maintaining this fleet. We do not expect to sell additional refurbished turbines but periodically we are requested to perform work on turbines previously sold to customers.

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

Factors Affecting Our Operating Results

Demand

Political factors have stressed the importance of renewable energy and U.S. energy independence, causing the demand for wind power in the United States to grow rapidly over the last several years. We expect that the growth of wind power developments will be hampered over the next two years due to uncertainty over the direction of U.S. energy policies and low natural gas prices. At the date of this report, Congress has not extended programs such as the production tax credit (PTC) or cash grant program. These programs, which expire at the end of 2012, provide material incentives to develop wind energy generation facilities. The uncertainty with respect to extension of these credits and incentives has placed the wind industry in a tentative position. The development of wind energy projects requires extensive lead time, and the failure of Congress to extend or renew these incentives beyond the current 2012 expiration dates has already interrupted potential wind energy installations planned for 2013, as developers are shelving plans for wind projects. We expect that further Congressional delay on action to renew or extend these incentives will likely result in additional deferral of wind energy generation facility development and will likewise negatively impact the demand for wind turbines, towers, and related components. As a result, the continued Congressional delay or failure to extend or renew these or similar incentives in the future could have a material adverse impact on our business, results of operation, financial performance and future development efforts of wind energy projects.

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

In October 2008, we acquired all of the issued and outstanding shares of common stock of NextGen. Our acquisition of NextGen was accounted for in a manner similar to pooling of interests due to common control ownership.   The activities of NextGen in 2012 have been minimal as we have had limited activity through performing periodic maintenance services on refurbished turbines that were sold previously by NextGen.

On May 19, 2010, we formed Juhl Renewable Assets, Inc. ("Juhl Renewable Assets" formerly Juhl Wind Asset Investment, Inc. and Juhl Wind Project Lending, Inc.), in the state of Delaware, as our wholly-owned subsidiary. Juhl Renewable Assets revenue and expense activities are reported on our financial statements on a consolidated basis in a similar manner as to Juhl Energy Services, Juhl Energy Development and NextGen.

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

In February 2012, we established Juhl Renewable Energy Systems, Inc. (“JRES”) to develop our own small scale wind turbine and solar-related products and services. JRES has not recorded revenues to-date as it has been in the process of developing product ideas, prototyping wind and solar products, and performing the necessary business requirements surrounding the manufacturing, distribution and support of such products.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated interim financial statements and related notes included in this report.

Significant Accounting Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of consolidated financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from the development agreements and construction contract revenue; realizability of accounts and promissory notes receivable; valuation of deferred tax assets, stock based compensation and warrants, asset retirement obligations, determination of the primary beneficiary of a variable interest entity, the assumptions used in the impairment analysis of long-lived assets and goodwill, derivative instruments, and other contingencies. Revenue from the development agreements is adjusted to reflect actual costs incurred by the project upon the commercial operation date. Accordingly, actual revenue may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

Our management has discussed the development and selection of these significant accounting estimates with our board of directors and our board of directors has reviewed our disclosures relating to them.

Results of Operations

Comparison of Three-Month Periods and Nine-Month Periods Ended September 30, 2012 and September 30, 2011

Overview

Our general activity during the third quarter of 2012 was primarily focused on the following activities:

Development Service Agreements

We focused on developing five wind farm projects comprising approximately 50 MW of development in Midwestern or eastern regions of the United States.  This allows us to diversity our development portfolio by adding projects throughout North America and in the regions that generally experience higher electric rates.

Specifically, during 2012, Juhl Energy Development has acquired or is in the process of acquiring substantially all of the assets relating to the development, construction and/or operation with respect to the following wind farms:

•	approximately 4 MW wind energy project on a site located in Painesville, Ohio;
•	approximately 20 MW wind energy project on a site in Cass County, Illinois; and
•	approximately 4 MW wind energy project on a site located in Russells Point, Ohio.

At September 30, 2012, we had no community wind farm projects under construction.  We continue to provide development services for various wind energy projects in our development pipeline and obtaining rights to co-develop future projects with other developers who do not have the capital, reputation and resources necessary to complete their project opportunities.  This will include evaluating opportunities with corporations who are interested in purchasing power as a part of green energy initiatives within their corporate strategy.

Consumer-Owner Renewable Energy Segment

During the quarter ended September 30, 2012, JRES continued the prototype testing of a 35 kw class wind turbine and development of the Solarbank product line in order advance product performance, and analyze product readiness for distribution.  Therefore, we have not yet achieved significant revenues in the Consumer-Owner Renewable Energy segment during 2012. As previously stated above, NextGen has diminished its small scale wind turbine refurbishing operations and is currently conducting only periodic maintenance activities. It is our focus to increase revenues in this segment through the sale of JRES small wind and Solarbank products.

Engineering Consulting

The quarter ended September 30, 2012 was the first full quarter of activity for PEC, our engineering services subsidiary, since our acquisition of PEC on April 30, 2012.  PEC continues to perform services associated with the contract backlog that existed at the time of acquisition. In addition, PEC routinely creates sales proposals for new work opportunities and scope changes on existing contracts.

Wind Farm Ownership and Operation

In addition to the existing ownership of the Valley View, Winona and Woodstock Hills wind farm operations that are consolidated into our accompanying financial statements, we are reviewing opportunities to acquire additional wind farm operating assets in the range of 50 MW or less.

Revenue

Total revenue decreased by approximately $995,000, or 30.5%, from approximately $3,259,000 for the quarter ended September 30, 2011, to approximately $2,264,000 for the quarter ended September 30, 2012.  Total revenue decreased by approximately $5,588,000, or 51.1% from approximately $10,937,000 for the nine month period ended September 30, 2011 to approximately $5,349,000 for the nine month period ended September 30, 2012.

A comparison of our revenue for the nine months ended September 30, 2012 and 2011 is as follows:

	September 30, 2012	September 30, 2011	Change	% Change
JEDI:
Wind farm development	$38,791	$6,880,264	$(6,841,473)	(99.4)%
Construction	-	2,810,469	(2,810,469)	(100.0)
JESI:
Management and maintenance	807,580	741,309	66,271	8.9
NextGen/JRES:
Small scale solar and wind	82,898	336,146	(253,248)	(75.3)
PEC:
Engineering consulting	2,244,572	-	2,244,572	inf
JRA:
Electricity Sales	2,175,823	168,968	2,006,315	1187.4
Total	$5,349,124	$10,937,156	$(5,588,032)	(51.1)%

A comparison of our revenue for the three months ended September 30, 2012 and 2011 is as follows:

	September 30, 2012	September 30, 2011	Change	% Change
JEDI:
Wind farm development	$5,130	$1,766,371	$(1,761,242)	(99.7)%
Construction	-	1,008,366	(1,008,366)	(100.0)
JESI:
Management and maintenance	243,537	237,520	6,017	2.5
NextGen/JRES:
Small scale solar and wind	19,420	175,970	(156,550)	(89.0)
PEC:
Engineering consulting	1,474,541	-	1,474,541	inf
JRA:
Electricity Sales	521,519	70,993	450,526	634.6
Total	$2,264,147	$3,259,220	$(995,073)	(30.5)%

We acknowledge that the wind farm development and construction aspects of our business model are cyclical in nature and are subject to business conditions relating to factors such as project timing, financing and legislated energy policy. For the nine months ended September 30, 2012, we have achieved an increase of approximately $4,064,000 in revenue over the similar period in 2011 from our business units that are outside the wind farm development and construction activities. We are working to stabilize our operations and provide numerous revenue and profit streams to offset or minimize the fluctuations in our wind farm development and construction operating activities.

Further comments surrounding each of our operating entities is as follows:

Juhl Energy Development (JEDI)

The decrease in wind farm development revenue for the nine months ended September 30, 2012 is primarily attributable to approximately $4,988,000 of wind farm development fee revenue from three wind farm construction projects that completed financing arrangements during 2011 and $1,679,000 in net proceeds from the sale of our development work-to-date for cash on another wind farm project, whereas we recorded only approximately $39,000 of development fee revenue for the same period in 2012.

The decrease in construction revenues of approximately $2,810,000 over the nine months ended September 30, 2011 was related to having one construction project in process for 2011 and none in 2012.

The timing of our wind farm development and construction revenues are dependent on our ability to successfully complete financing, permitting and turbine arrangements and ultimately complete project construction activities.  Depending on the financing arrangements, we may ultimately be unable to report revenue from construction and development if we are considered the primary beneficiary due to variable interest entity rules.  We do expect that the Crofton Hills wind farm, which we sold our development rights in 2011, will be completed by December 31, 2012 and therefore allow the recognition of $500,000 of deferred revenue in 2012.  We do not believe that we will be able to complete any development and construction activities during the remainder of 2012 for revenue recognition purposes, as financing arrangements have become difficult under the uncertainty surrounding the continuity of federal tax credits. For 2013, our revenues from development and construction will be dependent upon a number of factors including the extent of federal legislation to continue tax subsidies, our ability to reach power purchase contractual arrangements, and permitting.  We believe that the results of the recent U.S. presidential elections provides opportunity for us to complete development and construction of certain projects in our pipeline during 2013, but at this time we cannot accurately predict the nature, timing and extent of projects that we may be able to complete during that timeframe.

Juhl Energy Services (JESI)

Revenue from wind farm administration, management and maintenance service increased by approximately $6,000 and $66,000 over the three and nine months ended September 30, 2011, respectively.  The increase is primarily attributable to administrative services agreements for approximately 107 MW of wind farms, of which 22 MW relate to companies whose revenues are eliminated in consolidation.

We expect that our overall 2012 revenues will increase by $100,000 as a result of getting a full year run rate on existing service contracts that commenced in 2011. In addition, we have made bid proposals on existing wind farms for maintenance services and to the extent we are successful in our bids, our revenues will grow accordingly.

Juhl Renewable Assets (JRA)

In 2011, we acquired ownership in three wind farms (Woodstock Hills, Winona County and Valley View) and our consolidated financial statements include the operations of these entities.

Revenue for electricity sales for the three and nine months ended September 30, 2012 was approximately $522,000 and $2,176,000, respectively, from the three wind farms.   Our electricity revenues of approximately $71,000 and $169,000 only included the Woodstock wind farm for the three and nine month periods ended September 30, 2011, respectively. The electricity sales revenue is adjusted based on the use of an accounting revenue recognition policy that reduces the current billing amounts to the average rate over the term of the power purchase contract.

Next Generation Power Systems/Juhl Renewable Energy Systems (NextGen/JRES)

Revenues from the sales and services of small scale wind and solar products and services decreased by approximately $253,000 for the nine months ended September 30, 2012 from the nine months ended September 30, 2011.  The decrease was primarily related to the fact that NextGen did not sell any refurbished turbines during the period ended September 30, 2012. NextGen will be focusing on the periodic maintenance and repair services of small scale wind and solar products.   The JRES subsidiary is in the process of completing a new wind turbine design, and testing of new prototype model, and as such, its revenues will be delayed until design and test activities are completed within the next twelve months. JRES is also seeking to build revenue streams from the Solarbank product line but any significant revenues will probably not occur until 2013 as we seek to enhance our production and distribution capabilities.

Cost of Goods Sold

Cost of goods sold decreased by approximately $400,000, or 21.0% from approximately $1,903,000 for the quarter ended September 30, 2011 to approximately $1,503,000 for the quarter ended September 30, 2012.  Costs of goods sold decreased by approximately $230,000, or 6.6% from approximately $3,511,000 for the nine month period ended September 30, 2011 to approximately $3,281,000 for the nine month period ended September 30, 2012. The comparison of 2012 to 2011 is affected by three primary factors:

        - cost of goods sold in 2012 includes approximately $1,670,000 of labor and subconsultant expenses related to the new engineering segment whereas there were none in 2011;
        - construction expenses in 2011 included approximately $2,070,000 with regard to one construction project whereas in 2012 we have incurred no construction expenses;
        - costs of goods sold for 2012 includes approximately $1,289,000 of maintenance and operations expenses for three wind farms compared to approximately $348,000 of costs on only one wind farm in 2011.

Gross margins for the nine month period ended September 30, 2012 decreased by approximately $5,358,000, which is primarily attributable to the decrease in development fee revenue noted above. Development fee revenue is predominately all gross margin as expenses related to development fee revenue are primarily payroll costs that are shown in the operating expense section.  Gross margins outside of the development fees and construction activities increased by approximately $1,521,000 for the nine months ended September 30, 2012 as a result of acquisitions of wind farms and the engineering consulting businesses.

Operating Expenses

General and Administrative Expenses.   General and administrative expenses increased by approximately $169,000 or 39.4%, from approximately $429,000 for the quarter ended September 30, 2011 to approximately $598,000 for the quarter ended September 30, 2012. General and administrative expenses increased by approximately $410,000, or 29.1% from approximately $1,411,000 for the nine months ended September 30, 2011, to approximately $1,821,000 for the nine months ended September 30, 2012.

For purposes of financial statement reporting at September 30, 2012, we have now combined investor relations expenses as a part of general and administrative operating expense.  We have incurred increases in professional fees over 2011 of approximately $313,000 as a result of increased usage of professional services for due diligence costs associated with business acquisition activity and other business requirements associated with being a public company.  Investor relations expenses, which are now included in general and administrative expenses decreased by approximately $397,000 compared to the prior year as we reduced our level of spending from a year ago associated with communications to increase exposure of Juhl Wind. General and administrative expenses also increased by approximately $285,000 for PEC, a newly consolidated operating entity since April 30, 2012, including approximately $147,000 for amortization of intangible assets, and a $93,000 increase in advertising expenses.

Payroll and Employee Benefits.    Payroll and employee benefits expenses increased by approximately $108,000, or 28.2%, from approximately $381,000 for the quarter ended September 30, 2011 to approximately $489,000 for the quarter ended September 30, 2011. Payroll and employee benefits expenses decreased by approximately $115,000, or 7.2%, from approximately $1,603,000 for the nine months ended September 30, 2011, to approximately $1,488,000 for the nine months ended September 30, 2012.

The $108,000 increase over the three months ended September 30, 2012 was primarily attributable to approximately $76,000 in engineering consulting officer salaries whereas there were none during the same period a year ago, salary increases of approximately $50,000 across other Juhl operating entities, and offset by a decrease of approximately $24,000 in non-cash stock based compensation expense.   The $115,000 decrease in payroll expenses for the nine months ended September 30, 2012 primarily is related to a $175,000 reduction in non-cash stock based compensation expense, offset by the inclusion of the engineering consulting officer salaries.   The employee head count did not change materially over the past year for our business units, except that the PEC acquisition now has additional salaries of four administrative or executive employees included in payroll and employee benefits.  The payroll expenses related to PEC employees who are directly performing engineering activities are recorded in cost of goods sold.  Payroll related to maintenance services employees are considered as a part of cost of goods sold

Wind Farm Administrative Expenses.    Wind farm administrative expenses represent costs that we incur to perform administrative services with respect to our management services contracts, as well as the general and administrative expenses incurred directly within the three wind farm entities that we are consolidating.  Wind farm administration expenses increased by approximately $9,000, or 15.4%, from approximately $55,000 for the quarter ended September 30, 2011 to approximately $64,000 for the quarter ended September 30, 2012.   Wind farm administrative expenses increased by approximately $140,000, or 94.0%, from approximately $148,000 for the nine months ended September 30, 2011, to approximately $288,000 for the nine months ended September 30, 2012.  The increase in expenses resulted primarily attributable to approximately $50,000 of project administration expenses to manage the Valley View wind farm project that wasn’t yet in service at this time last year, as well as approximately $50,000 in one-time legal costs associated with the Valley View and Winona wind farm projects.

Operating Income (Loss)

Our operating loss represents a decrease of approximately $880,000, from an operating income of approximately $490,000 for the quarter ended September 30, 2011 to operating loss of approximately $390,000 for the quarter ended September 30, 2012.  Our operating income decreased by approximately $5,792,000 or 135.8%, from an operating income of approximately $4,264,000 for the nine months ended September 30, 2011 to operating loss of approximately $1,528,000 for the nine months ended September 30, 2012.

The decrease in our operating income of $880,000 and $5,792,000 for the three and nine months ended September 30, 2012, respectively,  is primarily attributable to the decrease in development fee activity noted above under Revenue, net of the increases noted above in gross margins obtained from recent business acquisitions and growth in non-wind farm development activities.

Other Income (Expenses)

Other income and expenses during the nine months ended September 30, 2012 primarily consists of interest expense of approximately $721,000 relating to the Valley View and Woodstock wind farm nonrecourse bank loan financing and a fair value loss adjustment of  approximately $270,000 to an interest rate swap agreement on the Valley View wind farm project.   In 2011, interest income and interest expenses included approximately $414,000 related promissory notes receivable and payable, respectively, held in conjunction with the construction of the Grant County and Valley View wind farms.

Net Income (Loss)

The net loss increased by approximately $910,000 or 351.3%, from a net income of approximately $259,000 for the quarter ended September 30, 2011 to net loss of approximately $651,000 for the quarter ended September 30, 2012.  Net income decreased by approximately $4,589,000, or 189.7%, from a net income of approximately $2,419,000 for the nine months ended September 30, 2011 to a net loss of approximately $2,171,000 for the nine months ended September 30, 2012. The decrease in net income from the nine month period ended September 30, 2012 is largely attributable to the decreased revenue sources from development fee revenue noted in the revenue section above, net of a year-to-year reduction in our income tax provision of $2,048,000.

The net loss in the quarter ended September 30, 2012 is indicative of the inconsistent revenue patterns of our wind farm development services business as revenue recognition is significantly impacted by the timing of the development fee revenue.

Changes in Financial Condition for the Nine Months ended September 30, 2012

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Accounts receivable of approximately $1,161,000 at September 30, 2012 included approximately $211,000 from a credit-rated utility.  The December 31, 2011 accounts receivable included approximately $1,635,000 for construction activities of a 4.95 MW wind farm, which was collected in February 2012 along with the receipt of the $6,284,000 U.S. Treasury cash grant receivable for the Valley View wind farm in March 2012.

Property and Equipment

As of September 30, 2012 and December 31, 2011, we held approximately $25,122,000 and $25,846,000 in net book value of property and equipment, respectively. The assets include approximately $25,730,000 (at original cost) in wind turbine assets of the Woodstock Hills, Valley View and Winona wind farms in 2011. The wind farm assets were booked at fair value at the time of the acquisition for the Woodstock Hills and Valley View entities, and at book value for Winona due to common control. Other assets included in property and equipment includes land, buildings, office equipment, shop equipment and service vehicles.

Liquidity and Capital Resources

Juhl Wind, as a holding company, does not directly operate or have any ownership in any revenue-producing generation facilities. Thus, it has no material assets other than the stock of its subsidiaries and depends upon transfers of funds from its subsidiaries to meet its obligations.

At September 30, 2012, we carried approximately $2,771,000 in cash and short term-investments on the balance sheet (excluding restricted cash).  However, approximately $385,000 of the short-term investments has been designated as security for the bank notes payable of approximately $325,000 and therefore has been reflected in current assets as a restricted short-term investment on the consolidated balance sheets.

Our unrestricted cash position decreased by approximately $1,240,000 from the quarter ended June 30, 2012.   The reduction was primarily related to cash needed to sustain operating activities, although we believe that this cash usage is $550,000 higher than normal as a result of timing of professional fees and insurance payments, an extra payroll period, and low electricity sales in the summer months.  We believe that funds generated from existing contractual agreements, together with existing cash resources, will be sufficient to finance our operations and planned capital expenditures through the next 12 months.

Our balance sheet at September 30, 2012 includes a promissory note payable of approximately $2,900,000 to a turbine supplier for amounts due for turbines on the Winona project.  The note was initially payable in April 2012 assuming that the project was able to raise permanent project debt financing. The Company continues to seek long-term outside debt financing for this project. Until such time that debt financing is achieved, the note is payable through free cash flows available from the Winona project, and as such, approximately $2,662,000 has been classified as long-term based on our assessment of future cash flows that are expected beyond one year. The Company has a secured interest in the Winona project. In the event that the Company does not make the free cash flow payments from the Winona project available to the turbine supplier, this could put the Company into an event of default.

The April 2012 purchase agreement with the sellers of the PEC ownership interests called for the sellers to receive cash installments over the remainder of 2012 for working capital at the date of acquisition that exceeded a $300,000 targeted working capital amount, or approximately $1,020,000.  As of the reporting date, we have made $32,000 of payments against this liability, and our September 30, 2012 balance sheet includes the remaining $988,000 amount as a current liability. We do not plan to use cash resources outside of the PEC business operations to pay the remaining installment obligations.  We expect to make additional payments on the remaining amount owed by the end of 2012 using cash generated within the PEC operations, combined with other sources which may become available to us through a line of credit, use of cash escrowed at the time of closing, or other means that may be available to us. Therefore, the amount of any future installment payments will primarily depend on the amount of current cash balances, receivables collections and PEC’s ability to monetize work-in-progress.  It is also possible that the amounts owed will be adjusted downward as a result of our inability to collect the receivables or work-in-progress working capital amounts computed at the time of the acquisition, or that we may work out an alternative agreed upon payment schedule with the Sellers regarding the amount due.

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

The formation of Juhl Renewable Assets provides us with the ability to acquire ownership of existing wind farms that fit our distributed generation model and the size range of products that we typically develop.  We believe that the ownership of community wind farms will provide an ability to expand our services to wind farm operations and to create recurring, repeatable annual revenue streams for our business model.  At the current time, we have made investments into the 10 MW Valley View wind farm (February 2011), 10.2 MW Woodstock Hills wind farm (April 2011), and 1.5 MW Winona wind farm (October 2011). We expect to raise funds to purchase such wind and related assets through the selling of preferred stock in Juhl Renewable Assets in order to fund our strategic acquisition operations.  This will avoid delays and difficulties of obtaining financing from traditional lending sources and continue to provide access to financing especially with the lack of PTC driven financing going forward.  We have entered into a letter of understanding with an investment banking firm to conduct due diligence and to make planning arrangements for the potential sale of up to $20 million of JRA preferred stock.  We intend to issue shares of preferred stock in Juhl Renewable Assets to investors to finance acquisitions of wind farms and investment in other renewable energy assets.

Further to provide some additional liquidity through an equity line approach, the Company signed a purchase agreement on June 15, 2012 with Lincoln Park Capital Fund, LLC (“LPC”), together with a registration rights agreement, whereby LPC has agreed to purchase up to $10.0 million of our common stock, par value $.0001 (the “Common Stock”), over a 30-month period.  Under the Registration Rights Agreement, the Company filed a registration statement related to the transaction with the SEC covering the shares that may be issued to LPC under the Purchase Agreement, which it filed on July 30, 2012, and was declared effective on October 9, 2012.  After the SEC has declared effective the registration statement, the Company, in its sole discretion, has the right over a 30-month period to sell shares of Common Stock to LPC in amounts up to 100,000 shares and depending upon certain conditions as set forth in the purchase agreement increasing to amounts up to 500,000 shares of Common Stock, up to an aggregate of $10.0 million.    The purchase price of the shares of Common Stock will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to LPC.  LPC shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our Common Stock is below the floor price of $.65, which is set forth in the Purchase Agreement. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Net Cash – Operating Activities
Net cash used in operating activities decreased by approximately $6,467,000, from the net cash provided by operating activities of approximately $5,454,000 for the nine months ended September 30, 2011 to net cash used in operating activities of approximately $1,013,000 for the nine months ended September 30, 2012.

The change in net cash used in operating activities of $6,467,000 is primarily due primarily due to the collection of wind farm development and construction advisory fees in 2011 from the Meeker County projects of approximately $4,200,000, collection of the Grant County Promissory Note receivable of approximately $1.7 million and receipt of a $2.2 million from the sale of development work-to-date on the Crofton Hills project. We will continue to manage operating expenses for cash flow control as we seek to diversify our revenue base, such as with the acquisition of PEC and three wind farms in 2011.

Net Cash – Investing Activities
Net cash  provided by investing activities increased by approximately $5,762,000, from the net cash used in investing activities of approximately $714,000 for the nine months ended September 30, 2011 to net cash provided by investing activities of approximately $5,048,000 for the nine months ended September 30, 2012.  The increase is primarily attributable to the receipt of U.S. Treasury Section 1603 cash grant in the amount of $6,284,476 and offset by the use of $1,000,000 in cash to fund the PEC acquisition.

Net Cash – Financing Activities
Net cash flow used in financing activities decreased by approximately $7,124,000, from the net cash used in financing activities of approximately $343,000 for the nine months ended September 30, 2011 to net cash used in financing activities of approximately $7,467,000 for the nine months ended September 30, 2012.   The increase in cash used in financing activities is primarily attributable making the payments made to a bank and vendors from the cash grant of approximately $6,200,000, approximately $485,000 in principal payments on nonrecourse bank loans, and an increase of $442,000 of cash maintained in restricted accounts controlled by lenders on certain wind farm projects.

Impact of Inflation

We expect to be able to pass inflationary increases on to our maintenance business customers through price increases, as required, and do not expect inflation to be a significant factor in our business.

Seasonality

Although our operating history is limited, we do not believe our services are seasonal except for future wind farm construction revenue which may be impacted by climate in the Upper Midwest.  Electricity revenues are negatively affected in the months of June through August in the Upper Midwest as a result of lower overall wind speeds than in the other months of the year.

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

Wind Farm Consulting, Development and Management Services:

Engineering and consulting services:
Revenues are primarily generated from professional services provided to clients and are based on either hours of service performed or on a fixed-fee basis. Revenues are accrued through year-end for services performed but not yet billed to clients. These unbilled revenues are included in work in progress in the accompanying financial statements.

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

Wind Farm Management and Maintenance Services

Revenues earned from administrative, management and maintenance services agreements are recognized as the services are provided. The administrative and management services agreements call for quarterly payments in advance or arrears of services rendered based on the terms of the agreement. The administrative and management services payments in advance are carried as deferred revenue and recognized monthly as services are performed. Maintenance services are generally billed on a quarterly basis based on the terms of the underlying agreement.  Revenues from maintenance services work are recognized when services are performed.

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

Item 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2012.  Based upon management’s evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were designed at a reasonable assurance level and were effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three or nine-month periods ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

 Not applicable.

Item 1A. RISK FACTORS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None

Item 4. MINE AND SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

a)	None
b)	None

Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

			Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date

3.1	Certificate of Incorporation filed January 30, 2006		3.1	Form SB-2 File No. 333-141010	March 31, 2007

3.2	Certificate of Amendment of Certificate of Incorporation filed September 26, 2006		3.2	Form SB-2 File No. 333-141010	March 31, 2007

3.3	Certificate of Amendment of Certificate of Incorporation filed June 20, 2008 and effective June 24, 2008		3.1	Form 8-K File No. 333-141010	June 24, 2008

3.4	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock filed June 11, 2009		3.4	Form S-1/A File No. 333-154617	June 12, 2009

3.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed September 28, 2009	3(i)	Form 8-K File No. 333-141010	September 28, 2009

3.6	Amended and Restated Bylaws	3	Form 8-K File No. 000-54080	August 22, 2011

4	Specimen common stock certificate	4	Form 10-K File No. 000-54080	March 30, 2012

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document*	X

101.SCH	XBRL Taxonomy Extension Schema Document*	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

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

JUHL WIND, INC.
(Registrant)

Date: November 14, 2012	/s/ John Mitola
John Mitola
President