Form 10-K
period 2012-12-31
Juhl Energy, Inc
filed 2013-04-01
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number: 000-54080

JUHL ENERGY, INC.
 (Exact name of registrant as specified in its charter)

Delaware	20-4947667
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1502 17 th Street SE
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

The aggregate market value of the 7,498,905 shares of common equity stock held by non-affiliates of the registrant was $5,099,255 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sales price of the registrant’s common stock on the most recent date on which a trade in such stock took place prior thereto.  (Non-affiliate holdings of 7,498,905 common shares, closing price of $0.68 on June 29, 2012).

As of March 19, 2013 the registrant’s outstanding common stock consisted of 23,181,376 shares.

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

DEFINITIONS

“We,” “Our,” “us” and similar expressions refer to the Company and its subsidiaries as the context requires as follows:
Juhl Energy or the Company	Juhl Energy, Inc., a Delaware corporation (formerly known as Juhl Wind, Inc. name change effective January 2, 2013) and MH & SC Incorporated (change effective June 20, 2008)
Juhl Energy Development	Juhl Energy Development, Inc., a Minnesota corporation
Juhl Energy Services
Juhl Energy Services, Inc.,
a Minnesota corporation (formerly known as DanMar and Associates, Inc.)

Juhl Energy Development and July Energy Services are referred to separately prior to our share exchange transaction on June 24, 2008, in which Juhl Energy Development and Juhl Energy Services became wholly-owned subsidiaries and Juhl Energy (formerly known as Juhl Wind) became successor to the business of Juhl Energy Development and Juhl Energy Services, after giving effect to the share exchange transaction

NextGen	Next Generation Power Systems, Inc., a South Dakota corporation , which we acquired on October 31, 2008 and which is now our wholly-owned subsidiary
Juhl Renewable Assets	Juhl Renewable Assets, Inc., a Delaware corporation (formerly known as Juhl Wind Asset Investment, Inc. and Juhl Wind Project Lending, Inc.), our wholly-owned subsidiary formed on May 19, 2010
Juhl Renewable Energy Systems	Juhl Renewable Energy Systems, Inc., a Delaware corporation, our wholly-owned subsidiary formed on February 2, 2012
Juhl Tower Services	Juhl Tower Services, Inc. a Delaware corporation, a wholly-owned subsidiary of Juhl Energy Services formed on February 8, 2013
Valley View	Valley View Transmission, LLC, a Minnesota limited liability company, of which Juhl Renewable Assets, Inc. indirectly holds a 32.6% interest
Woodstock Hills	Woodstock Hills, LLC, a Delaware limited liability company, of which we acquired a 99.9% interest on April 28, 2011, and which is now a subsidiary of Juhl Renewable Assets, Inc.
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

PART I

ITEM 1                                BUSINESS

BUSINESS OVERVIEW

Juhl Energy is a leader in the renewable-energy industry. Juhl Energy historically focused on community wind power development, management and ownership, throughout the United States.  We are one of the few companies other than utility based conglomerates that handle all aspects of wind project development, through our operating subsidiaries, including full development and ownership of wind farms, general consultation on wind projects, construction management of wind farm projects and system operations and maintenance for completed wind farms, which results in multiple revenue streams.  The primary focus of our wind power development business has been to build 5 MW to 80 MW wind farms jointly owned by local communities, farm owners, environmentally-concerned investors, and our Company.  The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power. Our development of community wind power systems generally results in landowners owning a portion of the long-term equity in the wind farm that resides on their land.  We pioneered community wind power systems in developing the currently accepted financial, operational and legal structure providing local ownership of medium to large scale wind farms.  Since 1999, we have completed 22 wind farm projects, accounting for approximately 237 MW of wind power that currently operate in the Midwest region of the United States, and we provide operation management and oversight to wind generation facilities generating approximately 85 MW, through our subsidiary, Juhl Energy Services.  Currently, we have  projects in various stages of development, amounting to a total of  168 MW of wind power generating capacity.  The wind farm developments that are in process are located in the United States, Canada and Ireland.  We have also identified an additional 380 MW of wind power generating capacity in early stage wind farm development opportunities at various sites within North America.  This development pipeline consists of approximately 25 projects all of which are on-shore type projects.

Historically, our wind power projects are based on the formation of partnerships with the local owners upon whose land the wind turbines are installed.  Over the years, this type of wind power has been labeled “community wind power” because the systems are locally owned by the landowners (often farmers).  Community wind power is a specialized sector in the wind energy industry that differs from the large, utility-owned wind power systems  also being built in the United States.  Community wind power is a form of community-based energy development (C-BED). Various states, including Minnesota and Nebraska (where we have projects in development), have enacted C-BED initiatives, which include mechanisms to support community wind power and are intended to make it easier for community wind power projects to be successful without placing an excessive burden on utilities.  This results in community wind power being not only environmentally sustainable but also serving as an economic stimulus for the rural areas that it encompasses.  Community wind projects generally sell power to utilities.  As community wind projects have become more difficult to develop due in part to difficulty in obtaining contracts with utilities, Juhl Energy has begun to develop projects for end customers and small utility companies.

In 2013, we will continue our innovative role in the renewable energy development services.  In January 2013, we announced our partnering with Honda Transmission Manufacturing of America (“Honda”) to construct the first ever on-site industrial wind project for the automotive company.  The Honda wind project represents a growing niche within our renewable energy development services, which includes installing wind and solar facilities for large industrial electricity users and corporate clients.  Our goal is to continue to grow this sector of our business by providing quality development services to companies that are looking to utilize renewable energy at their planned or existing facilities.

One of the unique aspects at Juhl Energy is the diversity and integration of its six major subsidiaries which make up our business model.
The Company operates through the following subsidiaries (with further description provided below in “Corporate Information and History”):

Juhl Renewable Assets	renewable assets ownership
Juhl Energy Development	wind farm development
Juhl Energy Services	wind farm management and turbine maintenance services together with cellular communication tower maintenance activities
Juhl Renewable Energy Systems	small scale renewable systems
Next Generation Power Systems	refurbishing turbines and maintenance support
Power Engineers Collaborative	engineering consulting services

Diversifying Strategy and Execution

Juhl Energy’s business strategy has allowed us to remain well-positioned for future growth despite the uncertainty brought about with the expiring tax credits which have impacted businesses operating in the wind industry.  Our business and operating strategy, among other things, is to continue to develop into an innovative, diverse and balanced clean energy company.  We will work to leverage our portfolio of existing community wind power projects, develop new wind farm projects, including at industrial plants to help reduce the carbon footprint of manufacturers, and take equity ownership positions in existing community-based wind farms.  Further, we are expanding our product offerings to energy conscious consumers with the development of our small scale renewables, including wind turbines and solar products, through our subsidiary, Juhl Renewable Energy Systems.

Through our acquisition subsidiary, Juhl Renewable Assets, we focus on the acquisition and construction of existing wind farms that fit our distributed generation model and the size of projects we typically develop.  We believe that ownership of such wind farms (in part or in whole) provides an ability to expand services to wind farm operations and to create recurring and predictable annual revenue streams for our business.  With consolidation of the Valley View, Winona County and Woodstock Hills wind farms, we have now invested in and operate 21.7 MWs of wind power through Juhl Renewable Assets.  To strengthen our acquisition model, we have entered into a joint venture with Colorado based 8030 Companies to focus on the acquisition of existing wind farms and other clean energy assets across the United States and Canada.  This partnership allows us to expand our reach beyond the Midwest market (where opportunities exist with higher electrical rates) and leverage our extensive experience in the wind industry to augment our operating assets and projects.  We acquire projects and assets where the following important conditions exist for successful development: acceptable wind resources, suitable transmission access, and an appropriate regulatory framework providing acceptable power purchase agreements from power purchasers with good credit and long-term utility agreements.  We believe that there are existing wind farms meeting our criteria that are or will become available for sale by equity owners who have fully utilized the tax attributes or no longer have the desire to continue ownership.  Upon acquisition of such farms, our subsidiary, Juhl Energy Services, will provide operational oversight.

We continue to evolve our strategy and increase our portfolio capacity through acquisitions that complement and support our core business and take advantage of the growth occurring in the wind industry by acquiring complementary, higher margin, industry service providers.  In the second quarter of 2012, we acquired Power Engineers Collaborative, LLC, an engineering services company.  Power Engineers Collaborative is now our wholly-owned subsidiary and brings experience, significant expansion of our base business and an opportunity to offer increased capabilities beyond wind and into the full range of clean energy sectors including natural gas, biomass, waste-to-energy, medium-to-large on-site solar, and support to larger wind farm construction. Power Engineers Collaborative also provides us with cross-selling opportunities that we believe will lead to additional growth across our subsidiaries. In the first quarter of 2013, we launched a new company, Juhl Tower Services, which we believe will complement our existing field maintenance activities.

As part of our diversifying strategy in the clean energy sector, we will leverage our position in the renewable energy space to advance conservation technologies focused on smaller scale wind and solar systems to consumers and agricultural-related businesses, directly and through a dealer network, through our subsidiary Juhl Renewable Energy Systems.  Small wind and solar products are under development for 2013.  Through Juhl Renewable Energy Systems, we provide full sales and service of on-site wind and solar products for small and medium-size businesses, municipalities, operations and residential applications.  Further, we continue to explore battery storage partnerships to augment this side of our business, whereby the batteries would store the energy produced by the renewable energy source (such as wind or solar) for use during periods of low or no renewable energy production.

Our evolving business and operating strategy will rely heavily on the expertise of our management team. Our Chairman and Principal Executive Officer, Daniel J. Juhl has been involved in the wind industry since 1978 and was one of the creators of community wind power in the United States.  In addition to Mr. Juhl’s expertise, John Mitola, our President, is also considered an expert in the energy field having focused his career on energy efficiency, demand side management and independent power development.  Mr. Mitola has significant experience in the energy industry and electric industry regulation, oversight and governmental policy. The prominence of Mr. Juhl and Mr. Mitola in the wind industry will maximize the quantity and quality of projects available for consideration.

Corporate Information and History

Our Company was formed as a Delaware corporation in January 2006 as Help-U-Drive Incorporated.  In September 2006, we changed our name to MH & SC, Incorporated in conjunction with a change of business direction. In March 2007, we filed a registration statement with the SEC, which became effective in December 2007, and we became a publicly-reporting and trading company.

On June 24, 2008, we acquired Juhl Energy Development and Juhl Energy Services and concurrently completed a private placement.  We succeeded to the wind farm development and management business of Juhl Energy Development and Juhl Energy Services, sold the MH & SC business and. changed our name to Juhl Wind, Inc.

On October 31, 2008, we acquired NextGen, and NextGen became our wholly-owned subsidiary.

On April 28, 2011, we acquired a 99.9% ownership interest in Woodstock Hills wind farm located in Woodstock, Minnesota.  On May 6, 2011, we transferred our entire interest in Woodstock Hills to Juhl Renewable Assets, pursuant to a transfer and assignment agreement.

On October 13, 2011, Juhl Energy Development acquired Winona Wind Holdings, LLC, which owns 100% of Winona County Wind, LLC, the operator of a wind farm in Winona County, Minnesota. On December 31, 2011, Juhl Energy Development transferred its interest in the Winona wind farm to Juhl Renewable Assets.

On November 29, 2011, Juhl Renewable Assets purchased interests in Juhl Valley View, LLC (“Juhl Valley View”) resulting in Juhl Renewable Assets owning a 36.6% voting interest in Juhl Valley View and an additional 13.9% voting power through a voting trust arrangement.  Juhl Valley View holds an interest in Valley View Wind Investors, LLC which owns Valley View Transmission, LLC, which operates the Valley View wind farm.

On April 30, 2012, we acquired Power Engineers Collaborative, LLC, a company which provides engineering services to clients in the energy, industry and building systems markets.

Effective January 2, 2013, we changed our name from Juhl Wind, Inc. to Juhl Energy, Inc. to reflect our diversified offerings in the clean and renewable energy sector.

On February 8, 2013, Juhl Energy Services, Inc. formed Juhl Tower Services, Inc. to perform implementation and maintenance activities on cellular communication towers.

We have not been a party to any bankruptcy, receivership or similar proceeding at any time since inception of the Company.

Corporate Organizational Diagram:

Juhl Energy, Inc. is a holding company whose subsidiaries and affiliates are organized as set forth in the corporate organizational diagram below:

OVERVIEW OF OPERATING SUBSIDIARIES

As discussed in detail throughout this report, we provide the following portfolio of services and products, through our operating subsidiaries identified below, which allows us to diversify our offerings and benefit from tiered revenue streams, as well as integrate our operations:

Juhl Renewable Assets – Renewable Assets Ownership

Through Juhl Renewable Assets, we acquire ownership positions in wind farms, and invest in other renewable energy assets, including other related industries, that meet our renewable energy criteria. We utilize our unique knowledge base to acquire new and existing wind farms, thus building an asset base with a predictable revenue stream. As discussed herein, Juhl Renewable Assets has taken an ownership position in the following wind farms: the 10 MW Valley View wind farm (February 2011), the 10.2 MW Woodstock Hills wind farm (April 2011), and the 1.5 MW Winona wind farm (October 2011).

Through Juhl Renewable Assets, we also look to revenue contribution through acquisition of related business services that provide strong operating margins, such as engineering, consulting and related facilities.

We expect to raise funds to purchase such wind and related assets through the selling of preferred stock in Juhl Renewable Assets.

Juhl Energy Development - Wind Farm Development

Through Juhl Energy Development, we provide our core development services for community wind farms, including the following: initial feasibility studies and project design; formation of required land rights agreements to accommodate turbine placement on each project’s specific farm land, assistance in the application process to obtain  environmental, zoning and building permits for the project; studies, design and agreements with utilities; turbine selection and delivery coordination; negotiation and execution of power purchase agreements; access and consultation regarding construction financing; coordination of vendor terms, including vendor financing; introduction to equity and debt project financing services; construction oversight and complete balance of plant construction services; and project commissioning.

Since 1999, we have completed 22 wind farm projects, accounting for approximately 237 MW of wind power that currently operate primarily in the Midwest region of the United States.  Currently, we have projects in various stages of development, amounting to a total of 168 MW of wind power generating capacity.  The wind farm developments that are in process are located in the United States, Canada and Ireland.  We have also identified an additional 380 MW of wind power generating capacity in early stage wind farm development opportunities at various sites within North America.  This development pipeline consists of approximately 25 wind farm projects all of which are on-shore type projects.

In the second quarter of 2012, we acquired, through Juhl Energy Development, the assets of two early stage development wind farms located in Ohio, representing approximately 7.6 MW of wind power. In the third quarter of 2012, we acquired the assets of a 20 MW early stage development project located in Illinois.

 Juhl Energy Services - Wind Farm and other Tower Operations, Management and Maintenance Services

Through Juhl Energy Services, we earn revenue through administrative, management, maintenance and warranty services agreements with wind generation facilities, and such revenues are recognized as the in-field services are provided.   We can either provide services to wind farms that we have developed or contract with existing wind farms developed by others.  Currently, Juhl Energy Services provides operation management and oversight to wind generation facilities generating approximately 85 MW of power.

In early 2013, Juhl Energy Services formed a wholly-owned subsidiary, Juhl Tower Services, which will enter into agreements to perform implementation and maintenance activities on cellular communication towers.  Juhl Tower Services has acquired assets necessary to perform such services and has engaged crew leaders and operations personnel with substantial industry experience in servicing cellular equipment.  Coupled with Juhl Energy Services’ existing staff of service providers trained for working safely at height, Juhl Energy anticipates contracts in the near future and anticipates revenue from Juhl Tower Services beginning in the second quarter of 2013.

Juhl Renewable Energy Systems - Small Scale Renewables

Through Juhl Renewable Energy Systems, we specialize in advanced conservation technologies focused on smaller scale wind and solar energy systems to the energy consumer, including farming operations, small to medium sized businesses and municipalities.  Juhl Renewable Energy Systems is focused on the sales and installation of our on-site renewable energy systems, including Solarbank® a proven on-site solar system; Powerbank®, a simple onsite backup power system, and a newly designed wind turbine in the prototype stage, which we consider one of the industry’s most advanced medium scale wind turbines at approximately 35 kW. Juhl Renewable Energy Systems handles projects from start to finish, including design, sales, financing and service. Juhl Renewable Energy Systems offers several financing structures including its ongoing system ownership at customer sites while delivering guaranteed operations and savings to end-user customers.

Power Engineers Collaborative – Engineering Services

Through our wholly-owned subsidiary, Power Engineers Collaborative, we provide engineering services to clients, which include electric utilities, independent power producers and industry and building systems. PEC's core business includes assisting clients in site selection, environmental permitting, equipment studies, preparation of contract documents, bid evaluation, contract awards, preparation of detailed construction documents, design of auxiliary facilities, engineering services during construction and training of operating and maintenance personnel. The Building Systems Engineering Division (“BSE”) extends these capabilities and focuses them toward the Mechanical, Electrical, Plumbing ("MEP"), Fire Protection, and energy-related needs of the commercial, residential and institutional sectors. PEC's MEP experience ranges from interior developments to high-rise new construction. Business sectors include commercial, retail, data and communications, K-12 and higher educational, food service, high-rise development, hotel, multi-family residential, industrial, geothermal heat pump systems, power, municipal, public works and parking facilities. PEC works with client  in all phases of an MEP project including permitting, conceptual design, project management and detailed design and construction commissioning start-up.

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

Energy Demand

Demand for electricity is expected to increase on the average  0.9% per year from 2011 through 2040 according to the “EIA Reference Case” in the U.S. Department of Energy,  Energy Information Administration’s (“EIA”) “Annual Energy Outlook 2013 with Projections to 2040 ” (the “EIA 2013 Outlook”). To meet this anticipated demand, new capacity for electricity generation will be required. According to the EIA’s “Annual Energy Outlook 2013”, 42% of all electricity produced in the United States in 2011 was generated by coal, which is the largest source of carbon dioxide emissions in the atmosphere. Other major sources of electricity in 2011 were nuclear (19%), natural gas (25%), hydroelectric power (8%), and “other” which consists of, among other things, wind, petroleum, wood and waste (5%).

 In 2012, wind was the fastest growing source of non-hydroelectric renewable power generation.  According to AWEA’s “Fourth Quarter 2012 Market Report”, wind energy became the number one source of new electricity generating capacity in the United States for the first time, providing some 42% of all new generating capacity, compared with 30% for natural gas, and lesser amounts for coal and other sources. In fact, 2012 was a strong year for all renewables, as together they accounted for over 55% of all new generating capacity in the United States according to the AWEA “Fourth Quarter 2012 Market Report.”.

In 2013, we believe that higher natural gas prices may occur as a result of lower prices in the past year stemming from mild climate conditions, inventory levels and heavy production involving hydraulic fracturing methods. Higher prices  may affect natural gas’s share of total power generation. In EIA’s “Short Term Energy Outlook” published October, 2012, natural gas is expected to fuel 25.8% of generation during the first quarter of 2013, which is 2.8% percentage points lower than the first quarter of 2012.

According to the EIA Reference Case detailed in the EIA 2013 Outlook, total coal consumption is projected to increase from 19.7 quadrillion BTU in 2011 to 20.4 quadrillion BTU in 2040, although the increase is expected to occur at a rate of less than 0.1% per year during the period, remaining at below 2010 levels until after 2031.

Wind Power Generation

The United States wind energy industry had a record year in 2012, installing a record 13,124 MW of electric generating capacity and achieving over 60,000 MW of cumulative capacity (as announced in the AWEA Fourth Quarter 2012 Market Report), which is equal to the amount used to power 14.7 million homes in the United States, or the number of homes in Colorado, Iowa, Maryland, Michigan, Nevada and Ohio combined.  The new record for annual installations of over 13,000 MW (approximately 28% growth) in the United States far surpasses the previous record of 10,000 MW installed in 2010.  According to AWEA’s Fourth Quarter 2012 Market Report, such record installations were the result of 190 wind projects across 32 states plus Puerto Rico, which poured $25 billion of private investment into the United States, as stated in the press release for the AWEA Fourth Quarter Market Report.

The 28% growth in the wind industry in 2012 demonstrates wind’s ability to be a leading source of energy, and with the extension of the PTCs (as discussed below), we believe wind will continue on an upward trend.  It should be noted that such increase was partially a result of the looming expiration of the PTCs as of December 31, 2012, so developers were working to get projects online by the end of 2012.  The extension of the PTC through December 31, 2013 (or December 31, 2014 if a project is deemed to meet certain criteria for construction-in-progress at the end 2013) will have a positive effect on wind power project additions, but we believe that   developers will experience difficulties in accelerating project development activities in time to qualify for PTCs.

According to “Wind Energy Outlook for North America” (the “Pike Outlook”) published in late 2011 by the marketing and consulting firm Pike Research, the North American wind energy industry lags in key areas compared to the European and Asian markets, but many key wind industry players are optimistic about the prospects of the North American market, which already accounts for 22% of the world’s total installed wind capacity according to Pike Research. The Pike Outlook reported that total installed wind capacity in North America will more than double over the next six years, increasing from approximately 53,000 MW in 2011 to almost 126,000 MW by 2017, and approximately $145 billion will be invested in onshore and offshore wind energy installations in North America during the same period. The Pike Outlook reports that key factors which will shape the wind market over the next six years include grid infrastructure improvements, reduced operations and maintenance costs, and the follow through on state Renewable Portfolio Standards and carbon-reduction goals. On a worldwide scale, the World Wind Energy Association forecasted in its “World Wind Energy Report 2011 ” that a global wind capacity of 500,000 MW is possible by the year 2015, and that a global wind capacity of over 1,000,000 MW is possible by the year 2020.

Wind power has become a mainstream option for electricity generation, and we believe that it is a critical element in addressing climate change and delivering cost-effective domestic power in the United States. The demand for renewable energy in the U.S. has been driven by a number of factors, including concerns about energy independence, environmental and climate change concerns, a desire for lower exposure to fuel cost volatility and, more recently, a desire for economic development.  There is strong popular support in the United States for wind energy specifically, according to AWEA’s “Wind Power Outlook 2011” report.  A Harris poll released in October 2010 showed that 87% of Americans want more wind energy. Moreover, the report stated that the use of wind energy will lead to favorable environmental results: wind power is the least harmful form of electricity generation for people and wildlife, and wind power increasingly displaces emissions of carbon, air toxins and other pollutants from fossil fuels.  According to the AWEA’s “U.S Wind Industry Fourth Quarter 2012 Market Report”, the electricity generated by the wind turbines installed in the U.S. through 2012 will avoid the emission of over 95.9 million tons of carbon dioxide or roughly 4.2% of the carbon dioxide emissions of the entire power sector (the equivalent of taking over 17.5 million cars off of the road).  Another environmental benefit of wind power is conservation of water: the in AWEA reported that, each year, the operation of the U.S. wind fleet is estimated to conserve nearly 36.6 billion gallons of water that would otherwise be used for steam or cooling in conventional power plants.

In 2012, the United States was second in new wind power installations, coming in only behind China (which had 13,200MW of newly installed capacity in 2012), as reported by the GWEC in its “Global Wind Statistics 2012.”  According to this report, the U.S. also came in second worldwide in 2012, again behind China (which had 75,564 MW of total installed wind capacity), for total installed wind capacity with 60,007MW of total installed wind capacity in the U.S.   Germany and India came in at third and fourth, respectively, in newly installed capacity in 2012, and Germany and Spain came in at third and fourth, respectively, in 2012 in worldwide total installed wind capacity, according to the GWEC’s “Global Wind Statistics 2012.”

Wind power can deliver zero-emission electricity in large amounts. According to the American Solar Energy Society’s report dated January 2007, “Tackling Climate Change in the U.S.,” energy efficiency and renewable energies can provide most, if not all, of the U.S. carbon emission reductions needed to keep atmospheric carbon dioxide levels at no more than 450 to 500 parts per million, the level targeted in the more protective climate change bills before the U.S. Congress. According to this report, wind power would offer a large carbon reduction “wedge” by contributing a 35% relative share from among the various renewable energy contributors, and can constitute about 20% of the U.S. electricity supply by 2030.  According to the AWEA 4th Quarter Market Report 2012, the 60 GW of wind installations is equivalent to the electricity generation of 52 average sized coal-fired power plants.

Wind power delivers zero-emissions electricity at an affordable cost and the cost of wind power has been decreasing.  Bloomberg New Energy Finance predicted that wind energy is expected to be competitive with natural gas prices by the year 2016.  No other power plants being built in the United States today generate zero-emissions electricity at a cost per kilowatt-hour nearly as affordable as wind power. Consequently, using wind power lowers the cost of complying with emissions reduction goals. The affordable cost of wind power is stable over time. Wind projects do not use any fuel for their operations, so the price of wind power does not vary when fuel prices increase. When utilities acquire wind power, they historically have locked in electricity at a stable price for 20 years or more.  The AWEA’s “Wind Power Outlook 2011” also cited a number of more recent studies concluding that wind power can hold down energy prices and that, although the U.S. does need to reinvest in its electric grid, the consumer savings realized from such an investment would be significantly greater than the costs of the initial infrastructure investment.  An additional benefit of wind power projects is that they typically have a shorter development time frame than other types of power projects (such as natural gas projects) and can move more quickly as conditions change.

Wind, however, is intermittent and electricity generated from wind power can be highly variable. Good site selection and advantageous positioning of turbines on a selected site are critical to the economic production of electricity by wind energy. In our experience, the primary cost of producing wind-powered electricity is the turbine equipment and construction cost, which cost has been on the decline in recent years (as discussed more fully below).  Wind energy itself has no fuel costs and relatively low maintenance costs. As an intermittent resource, wind power must be carefully positioned into the electric grid along with other generation resources, and we believe Juhl Energy has demonstrated the expertise necessary to work with local electric utilities to affect the proper integration plan.  As such, we intend to continue to identify new sites to produce wind energy through the community wind model throughout the United States and Canada, as well as look for opportunities to acquire wind projects and other renewable assets that meet our criteria.

Turbine Costs & Wind Project Costs Decreasing

Over the past three years, the cost of wind turbines has fallen considerably, by as much as 25%, as reported by Bloomberg New Energy Finance, February 9, 2012.  Moreover, since 2008, the price declines in the cost of wind turbines were accompanied with improved turbine technology and more favorable terms for turbine purchasers (such as reduced turbine delivery lead times, longer initial operations and management contracts and improved warranty terms), according to the DOE’s “Wind Technologies Market Report.”  The DOE’s “Wind Technologies Market Report” also predicted that all of the foregoing are expected, over time, to exert downward pressure on total wind project costs and wind power prices.  Installed project costs are found to exhibit some economies of scale, at least at the low end of the project size range.

In 2011, the price drop of wind turbines was especially notable.  During the second half of 2011, according to the Bloomberg New Energy Finance (“BNEF”) Wind Turbine Price Index (the “BNEF Price Index”), the average price for utility-scale wind energy equipment hit a new low.  The BNEF Price Index collects confidential data from 38 of the world’s largest buyers of wind turbines. According to the BNEF, purchase contracts for turbines in the second half of 2011 for 2013 delivery fell to $1.21 million/MW, which was down 4% from six months earlier.  The most dramatic price drop was felt by older wind turbines, which prices fell 10% from six months earlier.  However, newer and more efficient wind turbines (which offer improved capacity factors for electricity generation) also saw a price drop, based on the analysis of contracts covered by the BNEF Price Index.  According to the BNEF Price Index, these decreasing prices in the second half of 2011 were worldwide, particularly as the Chinese manufacturers competed for wind turbine orders.  The BNEF Price Index also revealed that most procurement officers and wind turbine manufacturers anticipate further moderate declines in wind turbine prices throughout 2013 and do not expect prices to recover until at least 2014.

The declining prices are significant because lower equipment prices make wind energy more competitive with fossil fuels, such as coal and gas on a dollar-per-megawatt-hour basis. As evidence of more competitive pricing, the DOE’s “2011 Wind Technologies Market Report” says the capacity-weighted average levelized price for projects with power purchase agreements signed in 2011 was $35/MWh, as compared to $59/MWh for projects with agreements signed in 2010, and $72/MWh in 2009. However, the capital cost of wind projects would need to be at least 35% lower for wind generation to be competitive with new natural-gas-fired generation, assuming the current projected level of natural-gas prices of about $4.50/MMBtu according to “How the Wind Energy Supply Chain Can Prepare for a Post-PTC Era,” North American Wind Power, March 15, 2012.   Further, a November 2012 report by the Renewable Energy and Energy Efficiency Partnership has projected that, based on current cost reduction trends, the average onshore wind project worldwide will be competitive with combined-cycle gas turbine generation by 2016. This projection currently applies only to a minority of wind projects that use the most efficient turbines in locations with excellent wind resources.

According to the U.S. Department of Energy’s most recent “2011 Wind Technologies Market Report,” published in August 2012, the average installed cost of wind power projects remained largely the same between 2009 and 2010.  Consistent with the recent trends in wind turbine prices described above, however, such cost declined in 2011.  As reported in the “2011 Wind Technologies Market Report,” among a large sample of wind power projects installed in 2011, the capacity-weighted average installed cost of $2,100/kW marked a decline of nearly $100/kW from reported average cost in 2009 and 2010. Average installed costs are expected to decline even further in 2012 with the continued decline in turbine prices.  For specific regions in the U.S., the “2010 Wind Technologies Market Report” stated that Texas was the lowest-cost region for wind power projects, while California and New England were the highest-cost regions.

As for small wind turbines (ranging from 400 W to 100 kW (or up to 500 kW, depending on various definitions of “small”), systems consist of a vertical or horizontal axis turbine installed either on-or-off grid.  According to AWEA’s “2011 U.S. Small Wind Turbine Market Report,” the cumulative installed small turbine capacity increased to 198 MW in 2011 deploying over 151,300 small wind turbines. The AWEA reported that approximately 19 MW were installed, representing 7,300 turbines and $115 million in revenues.  With a range of small-scale wind turbines, the installations are geared toward farmers, country estates, golf courses and domestic properties with large gardens or adjoining fields, which are all locations that have a significant amount of space.   We believe that this is our target market for Juhl Renewable Energy Systems, which focuses on small renewables.

Governmental Programs and Incentives

Overview

The growing concern over global warming caused by greenhouse gas emissions has also contributed to the growth in the wind energy industry. The Intergovernmental Panel on Climate Change’s “Climate Change 2007: Synthesis Report” (the “IPCC Report”) reports that 11 of the previous 12 years (1995-2006) at the time of the IPCC Report’s publication ranked among the warmest years since 1850. Additionally, at the time of the IPCC Report’s publication, the global average sea level had risen at an average rate of 1.8 millimeters per year since 1961 and at 3.1 millimeters per year since 1993, due to the melting of glaciers, ice caps and polar ice sheets, coupled with thermal expansion of the oceans.  In 2009, the International Alliance of Research Universities organized an international scientific congress on climate change to bring together new knowledge developed since the publication of the IPCC Report.  The synthesis report from this congress (the “IARU Report”) concluded that, based on updated trends in surface ocean temperature and heat content since the IPCC Report was published, ocean warming has been about 50% greater than had been previously reported in the IPCC Report.  The IARU Report also stated that, at the time of its publication, the Arctic sea glaciers were diminishing in the summers as rapidly as they had been since the estimation given in IPCC Report in 2007.

The importance of reducing greenhouse gases has been recognized by the international community, as demonstrated by the signing and ratification of the Kyoto Protocol, which requires reductions in greenhouse gases by the signatories (191 parties as of March 2013, according to the United Nations Framework Convention on Climate Change “Status of Ratification” webpage).While the United States did not ratify the Kyoto Protocol, state-level initiatives have been undertaken to reduce greenhouse gas emissions. California was the first state to pass global warming legislation, and nine states on the east coast have signed the Regional Greenhouse Gas Initiative (according to the Regional Greenhouse Gas Initiative’s “Program Overview” and “Program Contacts by State” web pages) which proposes to require a 10% reduction in power plant carbon dioxide emissions by 2018.

The federal government and various state governments have placed restrictions on fossil fuel emissions, and it is anticipated that additional requirements for limitation of such emissions will continue. Substituting wind energy for traditional fossil fuel-fired generation would help reduce carbon dioxide emissions due to the environmentally-friendly attributes of wind energy. According to the U.S. Department of Energy, EIA’s “International Energy Outlook 2011,” released September 19, 2011, of regions belonging to the Organization for Economic Co-operation and Development (“OECD”), the United States was projected to be the largest source of energy-related carbon dioxide emissions through 2035, with an average growth of 0.3% per year.  According to the U.S. Department of Energy, EIA’s annual report “Emissions of Greenhouse Gases in the United States 2009,” published in March 2011, the electric power sector (which consists of those companies whose primary business is the generation of electricity) is the largest source of all energy-related carbon dioxide emissions; this report also stated, however, that emissions from the electric power sector declined in 2009 by 9.0%.

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

Growth in the United States’ wind energy market and other renewable energy markets has also been driven by state and federal legislation designed to encourage the development and deployment of renewable energy technologies by guaranteeing revenues and reducing costs of projects.  This support includes:

Renewable Portfolio Standards (RPS)

In response to the push for cleaner power generation and more secure energy supplies, many states have enacted RPS programs. A RPS program (sometimes called a Renewable Energy Standard, or RES), is a program that either: (i) requires state-regulated electric utilities and other retail energy suppliers to produce or acquire a certain percentage of their annual electricity consumption from renewable power generation resources or, (ii) as in the case of New York, designate an entity to administer the central procurement of Renewable Energy Certificates (“RECs”) for the state. Typically, utilities comply with such standards by qualifying for renewable energy credits evidencing the share of electricity that was produced from renewable sources.  These standards have spurred significant growth in the wind energy industry and a corresponding demand for our services.  The enactment of renewable energy portfolio standards in additional states or any changes to existing renewable energy portfolio standards may impact the demand for our services.  Similar to federal incentives  discussed below the elimination of, or reduction in, state governmental policies that support renewable energy could have a material adverse impact on our business, results of operations, financial performance and future development efforts.

According to the  RPS Summary Map (which provide information about state RPS programs),  published by the Department of Energy Database of State Incentives for Renewables & Efficiency (DSIRE), as of March 2013, twenty-nine states, plus the District of Columbia and two territories, have legislated renewable energy portfolio standards, and eight more states and two territories have adopted voluntary renewable portfolio goals.

Almost every state that has implemented an RPS program will need considerable additional renewable energy capacity to meet its RPS requirements. We believe that much of the forecasted 50,000 megawatt installed wind capacity by 2015 will be driven by current and proposed RPS targets along with additional demand from states without renewable standards.

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

Federal Tax and Economic Incentives

Although 2012 was a record year for wind installations, it was also a year of uncertainty in the renewable energy sector due to the looming expiration of certain tax credits and incentives.  Below is a summary of the status of certain federal tax and economic incentives that Juhl Energy and other providers in the industry have utilized through December 31, 2012, as well as new legislation relevant to the Company and the industry commencing in 2013.

American Recovery and Reinvestment Act of 2009.   On February 13, 2009, the U.S. Congress passed a stimulus package known as the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”).  Approximately $16 billion in spending was appropriated for clean energy initiatives and an additional $8 billion estimated for new and modified tax incentives.  Some of the pertinent provisions of the Recovery Act included the following: (i) three-year extension of the federal wind energy production tax credit (PTC) so that eligible projects placed in service by the end of 2012 will qualify for the credit (which has been extended by the American Taxpayer Relief Act of 2012 (“ATRA”) discussed below); (ii) option for a thirty percent (30%) investment tax credit (ITC) instead of the PTC (which has also been extended by ATRA); (iii) option to convert the ITC into a cash grant for wind projects placed in service before 2013 (“1603 Cash Grant”), which projects are no longer eligible and has not been extended; (iv)  elimination of the dollar cap on residential small wind and solar for ITC purposes; and (v) additional loan guarantees, bonds and tax incentives.   These programs have created the availability of funding opportunities for  community wind farms, such as our Company as a result of the initiatives introduced under the Recovery Act.

American Taxpayer Relief Act of 2012.  On January 1, 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012 (“ATRA”) to avert the “fiscal cliff.”  ATRA extends numerous energy-efficiency and renewable energy deductions and credits including the otherwise expiring PTC provision to cover projects that “begin construction” by December 31, 2013.  In addition to the PTC provision, ATRA also allows taxpayers to claim a thirty percent (30%) Section 48 investment tax credit for renewable energy projects in lieu of the PTC so long as such projects are placed in service during the applicable PTC expiration dates.  The definition of “begin construction” is to be released by the Internal Revenue Service but  is currently not available at the time of this report.

•
Production Tax Credits (PTC).   The PTC provides wind energy generators with a credit against federal income taxes, annually adjusted for inflation, for the duration of ten years from the date that the wind turbine “begins construction”. In 2012, the PTC was $22 per megawatt hour (or 2.2 cents per kilowatt hour).  Wind energy generators with insufficient taxable income to benefit from the PTC may take advantage of a variety of investment structures to monetize the tax benefits.

The PTC was originally enacted as part of the Energy Policy Act of 1992 for wind parks placed into service after December 31, 1993 and before July 1, 1999. The PTC subsequently has been extended seven times, but also has been allowed to lapse three times (for periods of three, six and nine months) prior to retroactive extension. Further, the PTC also expired on December 31, 2012, but was extended effective January 1, 2013.  Such unpredictable federal policies have caused a “boom-bust” cycle in the U.S. wind energy development for over a decade.

Since 1992, the PTC has required qualifying facilities to be “placed in service” by the expiration date of the credit.  However, ATRA removes the “placed in service” deadlines and replaces them with deadlines that use the beginning of construction as a basis for determining facility eligibility.  Because wind facilities are typically placed in service more than one year after the date construction commences, using the date on which construction begins (rather than the date the project is placed in service) will enable significantly more projects to qualify for the PTC.

We believe that the PTC will allow continued growth of wind energy, which was the energy source that installed the most new electrical generating capacity in the United States in 2012, and will help to continue development in the 2013 and 2014.  Further, if the PTCs had not been extended under the ATRA, a December 2011 report by Navigant Consulting for the AWEA predicted that wind investment projects would decrease by two-thirds.  Such extension (even if 2013 installations are somewhat negatively impacted due to the uncertainty of the extension) will continue to positively impact the wind industry’s upward trend.

•
Accelerated Tax Depreciation.   Tax depreciation is a non-cash expense meant to approximate the loss of an asset’s value over time and is generally the portion of an investment in an asset that can be deducted from taxable income in any given tax period. Current federal income tax law requires taxpayers to depreciate most tangible personal property placed in service after 1986 using the modified accelerated cost recovery system, or MACRS, under which taxpayers are entitled to use the 200% or 150% declining balance method depending on the class of property, rather than the straight line method. Under MACRS, a significant portion of wind park assets is deemed to have a depreciable life of five years which is substantially shorter than the 15 to 25 year depreciable lives of many non-renewable power supply assets. This shorter depreciable life and the accelerated and bonus depreciation methods result in a significantly accelerated realization of tax depreciation for wind parks compared to other types of power projects. Wind energy generators with insufficient taxable income to benefit from this accelerated depreciation often monetize the accelerated depreciation, along with the PTCs, through forming a limited liability company with third parties.  In addition, the 2010 Tax Relief Act allowed 100% bonus depreciation for qualified wind farm assets put in service after September 8, 2010 and before January 1, 2012.  For 2012, bonus depreciation was still available, but the allowable deduction reverts from 100% to 50% of the eligible basis.  ATRA extends the 50% bonus depreciation an additional year to property placed in service through 2013.

Extension of the Federal Tax Incentives

As noted above, ATRA extended the production tax credit program. PTCs provide material incentives to develop wind energy generation facilities.  However, the uncertainty with respect to extension of these credits and incentives placed the wind industry in a tentative position in 2012.  The development of wind energy projects requires extensive lead time, and the delay in action by Congress to extend or renew these incentives beyond the 2012 expiration dates interrupted potential wind energy installations planned for 2013, as developers shelved plans for wind projects.  Thus, some of the growth the wind industry experienced in 2012 may be due to companies expediting their projects to be eligible for the credit prior to expiration.  The continuation of such tax credits provides for an incentive for wind energy generation facility development and likewise the demand for wind turbines, towers and related components.  With its continuation, wind power can continue to strengthen America’s energy future and create jobs for businesses and communities.  Further, we believe that such federal incentives in the renewable energy space provide the impetus for growth so that the industry will eventually be able to sustain itself.

We recognize that as a result of the uncertainty of a permanent national energy policy focusing on renewable energy, may adversely impact our business, results of operation, financial performance and future development efforts of wind energy projects.  Thus, we believe it is necessary to evolve and diversify in our asset, product and service portfolio to reduce our exposure to the uncertainty of  future renewals of tax incentives and other favorable governmental policies currently supporting the U.S. wind industry.

Federal Legislative/Regulatory Developments

Recently there have been proposals to establish a clean renewable electricity standard (CRES). For example, Senator Bingaman (D-NM)  introduced S. 2146, The Clean Energy Standard Act of 2012 although this proposed legislation was not enacted into law.  According to AWEA’s Federal Policy web page, a CRES would establish mandatory targets to obtain a certain percentage of our nation's electricity from renewable and other clean energy sources. Any CRES policy must include a structure and targets that deploy wind energy generation above a business-as-usual scenario. Also, a CRES policy should allow state renewable or clean renewable standards to go above and beyond the targets established at the federal level.

The U.S. Department of Energy has identified transmission limitations as the largest obstacle to realizing the economic, environmental, and energy-security benefits of obtaining 20% of our electricity from wind power. Currently, about 200,000 MW of proposed wind projects, more than enough to fulfill almost 15% of our electricity needs, are waiting in line to connect to the grid because there is not enough transmission capacity to carry the electricity they would produce, according to AWEA’s Federal Policy web page. An upgraded grid would allow plentiful domestic sources of renewable energy to be put to use powering our homes and even our vehicles, reducing our fossil-fuel dependence as well as energy prices.

On July 21, 2012, FERC approved Order 1000 which reforms transmission cost allocation. In the ruling, FERC addressed two of the three biggest transmission infrastructure issues — regional planning and cost allocation. Rather than imposing new cost allocation rules and planning requirements that would apply nationwide, the final rule allows them to be developed on a regional level pursuant to general guidelines and principles outlined in the rule, according to AWEA’s Federal Policy web page. All FERC-jurisdictional transmission providers will have 12 months from the effective date to submit compliance filings showing how they comply or will comply with most of the proposed requirements and principles.

Solar Power Generation

Increased global demand for electricity in connection with modern technology and emerging market industrialization has placed a significant burden on the world’s available electricity supply, focusing international attention on seeking solutions to maintain access to adequate energy supplies. Solar photovoltaic technology is a process by which light is converted into electricity using photovoltaic modules. Solar photovoltaic modules have no moving parts, operate quietly without carbon or other emissions and are capable of short and long-term use with minimal maintenance. Solar energy is renewable and creates no short-term waste and uses almost no water, according to “Solar Generation: Solar Photovoltaic Electricity Empowering the World,” jointly published by the European Photovoltaic Industry Association (“EPIA”) and Greenpeace International (the “Solar Generation Report”).  The Solar Generation Report states that the “environmental footprint” of solar energy is negligible, as the energy it takes to make a solar power system is typically recouped by the energy costs saved over a period of one to three years. We believe that solar energy, like wind energy, has the potential to advance the goals of reducing the world’s dependence on conventional fuels, satisfying the growing demand for energy, enhancing national security by reducing dependence on imported fossil fuels and reducing greenhouse gas emissions.  According to EIA’s “World Energy Outlook 2012”, in the recent past solar power has grown more rapidly than any other renewable technology. Renewables are projected to become the world’s second-largest power source by 2015 (roughly half that of coal). By 2035, renewables are expected to approach coal as the primary source of global electricity.

 2012 was a historic year for new solar capacity in the United States. According to the Solar Energy Industries Association’s (SEIA) “U.S. Solar Market Insight 2012 Year-In-Review,” (the “2012 SEIA Report”) a total of 3,313 MW of photovoltaic capacity was installed in 2012, a 76% increase over 2011, driven by a record fourth quarter in which 1,300 MW of photovoltaic capacity came online. Per the 2012 SEIA Report, the United States now has over 7,700 MW of installed solar electric capacity, which provides electricity to power more than 1.2 million homes in the United States. Low costs for solar modules have generated increased installation of solar modules. The 2012 SEIA Report states that the average price of a solar panel has declined 60% since the beginning of 2011, which has proven beneficial to the solar consumer. Solar energy has the potential to greatly boost job creation. According to the “National Solar Jobs Census 2012,” published by the nonprofit, non-lobbying organization The Solar Foundation, the workers in America’s solar energy are quickly increasing – as of September 2012, the U.S. solar industry employed an estimated 119,016 solar workers (up 13.2% in the previous 12 months).

 Solar energy, like wind energy, provides several advantages over fossil-fuel, nuclear and other forms of renewable power generation. One fundamental benefit is that sunlight, the source of the electricity, is available without any mining or transportation. If sufficient sunlight is available, a solar power generation facility can be located where the power is needed, thus avoiding the need for, and cost of, lengthy distribution and transmissions lines along with other upgrades to the grid. Solar energy is also a scalable technology, able to produce power according to load demand and available land or space. It is also delivered on-peak, generating the most power during the time of the day when load typically demands it.

As with wind power generation, the primary potential disadvantage to solar power is that it relies upon an intermittent resource. Unlike some generators, it cannot increase or decrease its productivity at the request of grid operators. It also does not generate power when the modules are not receiving light at certain levels such as night time. Further, solar power requires space for the arrays of solar photovoltaic modules, which can limit its use in urban areas. We believe innovations in energy storage solutions could resolve some of these issues, which is the type of service offered by Juhl Renewable Energy Systems. However, unlike wind, the intermittent production of solar power naturally coincides with peak demand for residential power usage, thereby creating value in increasing available power during such peak periods.

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

The SunShot Initiative’s SunShot Vision Study (published in February 2012) stated that, in 2010, solar energy provided less than only 0.1% of the U.S. electricity demand.  Technical potential, however, for solar energy’s contribution to the U.S. energy demand is enormous.  For example, one estimate suggested that the area required to supply an amount of electricity equivalent to all end-use electricity in the United States using solar power is only about 0.6% of the country’s total land area.

Solar power is also gaining in popularity in the individual U.S. states and cities, as rooftop solar power systems are becoming more prevalent as an energy choice for residences and businesses.  According to “Solar and the City,” an article posted on the U. S. Department of Energy’s website, in 2007 San Francisco and Boston each developed online “solar maps,” and New York developed one in 2011. The “solar maps” are tools that allow people to determine the solar potential of their homes and businesses and have played a big part in supporting residents interested in solar power. When San Francisco first developed its solar map in 2007, for example, there were only 554 solar installations marked on the map.  As of 2010, that number is 2,073 solar installations, with a total capacity of 11MW, according to the “Solar and the City” article. Per the SEIA 2012 Report, California ranks highest among all states with 2,902 MW of solar capacity.  We believe our solar products, focused on storage solutions and solar installations, are ideally positioned to take advantage of the attention solar energy is receiving in urban environments where wind projects are not practical.

Growth in Demand for Wind Power and Our Position and Service Offerings

Demand for wind power in the United States has grown rapidly (as discussed under Wind Power Generation) with 2012 being a record year for wind generation. We believe that the market for community wind power  is sufficient to support our community wind power business model for ongoing installations of wind power in view of the constraints of transmission capacity and utility power purchases currently affecting the growth of larger scale projects.  In addition, we believe that there is impetus in the United States to increase its generation of electrical power through renewable energy sources (which supports the tiered service offerings by our subsidiaries as discussed throughout this report).

The AWEA’s “U.S. Wind Industry Fourth Quarter 2012 Market Report” reported that in 2012 total U.S. wind power installations reached 60,007 MW of generating capacity and total installations for new wind projects reached 13,124 MW of generating capacity.  Wind energy became the number one source of new U.S. electricity generating capacity for the first time, providing some 42% of all new generating capacity (the final tally will be released in April in AWEA’s annual report).  Further, AWEA reported that it was a strong year for all renewables, as together they accounted for over 55% of all new U.S. generating capacity.  However, sustained growth of the renewable energy space is conditional on U.S. Congressional policies.  A strong long-term federal policy for wind power is needed, according to the “Five trends to watch in 2012” press release and the “Wind Power Outlook 2011” report, both of which were published by the AWEA.

Industry Related Information – Community Wind Projects

Based on our research of data available for U.S. wind farms under 50 MW in size, we believe that there are approximately 260 entities or wind farms that utilize the community wind model. These 260 wind farms generate about 2,238 MW of wind capacity  out of the 530 projects in the under 50 MW project category which totals approximately 6,895 MW of wind generating capacity. Although the community wind model is only about 5% of the 46 GW total install base in the U.S. for wind farms, the market has seen a large number of developments, both community owned and corporate.

The term “Community Wind” for the statistics cited above refers to locally-owned, commercial-scale wind projects that optimize local benefits. Locally-owned means that one or more members of the local community has a significant direct financial stake in the project other than through land lease payments, tax revenue or other payments in lieu of taxes.  According to an article titled “Community Wind: Affordable, Abundant, Ready To Deliver” published by Windustry.org, Community Wind projects are an affordable energy source and, despite the necessity for the U.S. to reinvest in and modernize its electricity grid in order to deliver wind power to heavily populated areas, Community Wind projects can be deployed in the states now without new transmission lines.

Overview of States with Wind Farm Developments

States with community wind farm developments, including conglomerate and community wind farms, such as California and Minnesota, have continued to increase their wind capacity. In 2012, four states installed more than 1,000 MW of wind generating capacity. Texas led with 1,826 MW, California was second with 1,656 MW, Kansas installed 1,440 MW, Oklahoma installed 1,127 MW and Illinois was fifth with 823 MW (per the AWEA 2012 4th Quarter Market Report). Thus, the market is expanding for wind farm developments, and we will look to these markets for opportunities for acquisitions of existing wind farms.

 Advantages of Wind Energy

Advantages of wind energy include the following: wind projects have shorter development timeframes than natural gas plants and have greater flexibility to adapt to changing conditions; worldwide concern over greenhouse gas emissions and calls to reduce global warming due to the carbon dioxide produced by conventional electric generation; and newer wind turbine models are becoming more efficient (such as advances in wind turbine blade aerodynamics, development of variable speed generators, advances in remote operation and monitoring systems, improvements in wind monitoring and forecasting tools and advances in turbine maintenance) and offer improved capacity factors,; and cost competition among suppliers. Wind power systems have become more competitive with coal and gas on a dollar-per-megawatt-hour basis.

Although the wind industry continues to experience growth, a number of factors may develop into obstacles that have the potential to impede its growth.  Here are factors that impose the greatest challenges:

New Transmission Infrastructure. As briefly stated previously, the U.S. needs to reinvest in its energy infrastructure. The U.S. Department of Energy has identified transmission limitations as the largest obstacle to realizing the economic, environmental and energy benefits which could be derived from wind power. The entire transmission system or grid of the U.S needs to be extensively redesigned and redeveloped. At present, this system consists mostly of small and antiquated distribution lines. To rectify this, a series of new high-voltage transmission lines is needed to transmit electricity from wind facilities to major population centers. Such redevelopment faces several obstacles including significant cost and investment by third parties, federal and state governmental approval, changes in government policy, cooperation from landowners and time.  According to a Bloomberg.com article, “Electricity Declines 50% as Shale Spurs Natural Gas Glut: Energy,” this lack of transmission infrastructure adversely affects investment in wind power.

Access to Transmission Lines. Transmission line operators typically charge generators penalty fees if they fail to deliver electricity when it is scheduled to be transmitted. The purpose of these penalty fees is to punish generators and deter them from using transmission scheduling as a way to gain advantage against competitors. Because wind is variable, a wind farm cannot guarantee delivery of electricity for transmission at a scheduled time. Wind energy needs a new penalty system that recognizes the different nature of wind generation facilities and allows them to compete more effectively.

Government Policy. The growth of renewable energy in the U.S., in particular wind energy, is largely the result of government support and incentives. The loss of these supports and incentives would likely slow or stall further growth and possibly make the construction and operation of wind facilities economically unfeasible.  In 2012, the expiration of the Production Tax Credit (the “PTC”) on December 31, 2012, and the uncertainty surrounding the extension eventually passed by Congress, impacted many wind industry participants, including large-scale developers and operators who either shelved plans for constructing new wind projects or commenced employee layoffs. However, on January 2, 2013, Congress passed an extension to the PTCs for any wind project commencing construction in 2013.  This is a short term fix, while the United States continues to strive for a stable long-term policy for wind energy.

Economic Downturn. Economic downturns generally make it more difficult to explore and use traditional financing options to pay for the cost of a wind farm.

Reduced Energy Demand. When demand for electricity decreases, particularly during an economic downturn, wind farms must scale back power or shut down, or be forced to do the same by transmission providers.

Excess in Other Sources of Power Generation.   Investment in wind power is affected by the availability and price of other sources of power generation.  For example, according to a Bloomberg.com article, “Electricity Declines 50% as Shale Spurs Natural Gas Glut: Energy,” a recent glut of natural gas has cut electricity prices for the U.S. power industry and, in turn, reduced investment in other types of power, including wind power. Exelon, for instance, has cancelled plans to expand two nuclear power plants due to the low price of natural gas, and CMS Energy has cancelled plans to build a clean coal plant, with the explanation that the clean coal plant’s $2 million price tag was not financially viable due to low natural gas prices.  Low natural gas prices may only be short-term, however; according to the EIA’s Annual Energy Outlook 2013, natural gas prices are predicted to rise approximately 51% between 2011 and 2040 as lower cost resources are depleted and production shifts to more expensive resources.

Juhl Energy – Full Service Development, Construction, Operations, Ownership and Management of Community Wind Farms

Despite the challenges to the overall wind industry, we believe that we are positioned to experience long-term growth and development of specific community wind farms throughout the United States. Historically, we focused on full-scale development of wind farms but are now beginning to become a recognized leader in the clean energy sector through our diversified offerings (as discussed throughout this report). Specific to community wind, we can add incremental value to community wind farm development which will provide us with predictable revenue streams. The services we provide include feasibility studies and project design, development of land rights agreements for turbine placement on farm land, environmental, zoning and building permits, assistance with utility agreements, turbine selection and delivery, negotiation of power purchase agreements, construction financing, vendor financing, project financing, construction management, turbine maintenance services and long-term management of wind farm operations.

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

Our Community Wind Farm Portfolio

We believe that we have completed and placed into service more community wind power systems than any other U.S. enterprise. To date, we have developed 22 community wind farms, totaling approximately 237 MW of installed wind generating capacity.

In addition to the first 22 community wind farms developed by us, totaling approximately 237 MW of operating capacity, we  currently have projects in various stages of development, amounting to a total of 168 MW of wind power generating capacity.  The wind farm developments that are in process are located in the United States, Canada and Ireland.  We have also identified an additional 380 MW of wind power generating capacity in early stage wind farm development opportunities at various sites within North America. This development pipeline consists of approximately 25 wind farm projects all of which are on-shore type projects.

With respect to the projects that are yet to commence construction, it is difficult to predict the timing of construction as it subject to numerous risks and uncertainties.  Thus, some of the projects in our pipeline may not commence construction until after 2013 or at all.  Even once a project commences operations, it may not meet our original expectations about how much energy it will generate or the returns it will achieve.

Overall, based on our pipeline of projects, we believe that we will develop additional projects and we will add to the number of projects for which we are providing operational oversight. We expect that the continued growth in our project pipeline will operate as a key competitive advantage as the community wind power industry grows throughout the United States and Canada.

COMPETITIVE ADVANTAGES/STRENGTHS

We believe that we have a number of competitive advantages in not only community wind development, but the overall clean renewable energy sector:

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

•
Juhl Energy Development is our wind farm development subsidiary, where revenue is generated from development, service and construction fees earned from each of the wind farms that we develop, which revenue is recognized on a completed basis.

•
Juhl Energy Services is our wind farm operations and maintenance subsidiary, where revenue is earned from administrative, management and maintenance services agreements and is recognized as the in-field services are provided. In early 2013, Juhl Energy Services formed a wholly-owned subsidiary, Juhl Tower Services, which will enter into agreements to maintain equipment on towers, including wind generating towers and cellular towers. We have received some initial work orders and anticipate generating revenue from Juhl Tower Services beginning in the second quarter of 2013.

•
Juhl Renewable Energy Systems is our small scale renewable subsidiary, where revenue will be contributed through the sale and installation of renewable energy systems, including solar products and small scale wind turbines, to the energy consumer (including agricultural-related businesses and municipalities) which provide modern options in terms of cost effectiveness, performance, and reliability.

•
Power Engineers Collaborative expands our professional capacities beyond wind and into the full range of clean energy sectors including natural gas, biomass, waste-to-energy, medium-to-large on-site solar, and support to larger wind farm construction. .

Proven Record in Developing Wind Farm Projects.  One of our key advantages is that we have completed 22 community wind farm projects to date, representing approximately 237 MW of generating capacity of electricity, and currently have projects in various stages of development, amounting to a total of 168 MW of wind power generating capacity of electricity.  Additionally, we have identified 380 MW of wind power generating capacity in early stage wind farm development opportunities at various sites within North America.  We expect that when owners of new projects consider retaining a development enterprise, the ability to point to actual projects completed, along with the extensive knowledge base developed and relationships necessary to get the job done, will provide us an edge in securing projects in the future. These relationships include those with utility power purchasers, equity and debt project finance sources, turbine suppliers and contractors.

For community wind projects to be completed successfully, projects must be constructed in a cost-effective manner. In the course of completing 22 wind projects to date, we have been able to demonstrate to project owners, equity investors and lenders that we can build wind farms on a cost-effective basis.

With the fluctuating renewable energy industry, experienced participants with broad-based offerings (such as Juhl Energy) are more likely to prosper in the long-term especially considering the uncertainty of a long-term federal energy policy.

Experienced Management Team.   Led by an industry leader, Dan Juhl, our development team is unmatched in its experience, credibility and track record.

We believe that our experience in developing community wind farms in new market areas and operating energy companies will enable us to continue to successfully expand our development portfolio. Further, we believe our management’s understanding of deregulated energy markets enables us to maximize the value of our development portfolio. Our team has experience in site selection, market analysis, land acquisition, community relations, permitting, financing, regulation and construction.

As we build on our diverse renewable energy business through strategic acquisitions or joint ventures with other industry partners on specific renewable energy projects, our experienced management team’s position in the industry will be elevated which will enhance our ability to secure  projects that meet our criteria and move forward on those renewable energy projects.

Established Local Presence and Credibility.   In the Midwest U.S. markets where we are active, our management team maintains a local presence and promotes community stakeholder involvement. By maintaining our principal office in Pipestone, Minnesota and satellite offices in Minneapolis, Minnesota and Chicago, Illinois, and becoming involved in local community affairs, we develop a meaningful local presence, which we believe provides us with a significant advantage when working through the local permitting processes and helps to enlist the support of our local communities for wind farms. We believe that our local approach has enabled us to secure approvals and support for our projects in regions that have historically voiced opposition and has given us a significant advantage over competitors, who are not as active in the local communities in which we are developing wind farms. Our management’s active participation in the state and local regulatory and legislative processes has led to the growth of community wind across the Midwest.

We plan to use the credibility that has been built in the local communities to expand our presence outside of the Midwest U.S. market, where we can take advantage of higher electricity rates.  Currently, we are developing a project in upstate New York to capitalize on higher electricity rates.   At the end of 2012, we formed a joint venture with Boulder, Colorado-based 8030 Companies to focus on the acquisition of existing wind farms and other clean energy assets across the United States and Canada.  This allows us to leverage the credibility that we have acquired in the community wind farm industry to expand our reach beyond the Midwest market and leverage our experience to augment operating assets and projects.

Turbine Access.   We maintain good working relationships with turbine suppliers who are actively marketing turbine equipment in our market area with extensive experience to determine suitability of turbine technologies for our projects.  In order to continue to survive long term in this industry, we need to continue to control costs.  Thus, the ability to purchase turbines in bulk, possibly through a frame agreement, provides access to the lowest price.  Further, in many of our wind farm projects, we have been willing to use technology of new turbine manufacturing entrants which provides reliability and favorable access to the supply chain and provides lenders with comfort in terms of financing a project.  Further, newer wind turbine models are more efficient and offer improved capacity factors with prices continuing to fall to record levels.

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

As an established leader of community wind power, we have been able to offer what we believe is a unique ownership-sharing formula to landowners and local communities that affords us an ongoing competitive advantage in this large and open sector of the wind energy arena.  The advantages of our development of medium-sized projects include lower installation costs, quicker construction, benefits to the local community, simpler land aggregation, less expensive power transmission, easier regulatory compliance and availability of financing.

While mega-wind projects have gained wide attention, we believe we are uniquely positioned as the only publicly-traded community wind power company in the U.S. committed to and building projects in the 1 – 50 megawatt sector.  As such, we have received considerable attention in the industry.  This market is largely overlooked by larger developers.  This oversight provides an opportunity to rapidly increase our market share and expansion plans.  We believe such advantages outweigh the higher transactional costs encountered by a smaller wind project with smaller numbers of turbines, generating lower electrical production and sales.

Strategic Acquisition Subsidiary – Juhl Renewable Assets.   Juhl Renewable Assets is our vehicle for strategic acquisitions to supplement our core business and take advantage of the growth occurring in the community wind industry.  Our strategic acquisition plan actively focuses on the following: (i) acquisition of additional wind service businesses, including other operation and maintenance providers and wind consulting providers; (ii) acquisition of ownership of existing wind farms that fit our distributed generation model and the size  projects we typically develop; and (iii) acquire or joint venture with other industry partners on specific projects, where we can share the various elements of fees and profits including development fees, general construction, management, and operations and maintenance.

To date, we have acquired significant interests through Juhl Renewable Assets in Woodstock Hills, Winona, and Valley View wind farm projects (which provide a predictable revenue source).

•
Woodstock Hills Wind Farm.  On April 28, 2011, Juhl Energy paid $400,000 to acquire a 99.9% ownership interest in a 10.2 MW wind farm, Woodstock Hills, located in Woodstock, Minnesota. The Woodstock Hills wind farm has been operating as a wind energy generation facility since 1999 and was originally developed by the Company’s CEO, who remains the .1% minority interest member.  On May 6, 2011, we transferred our entire interest in Woodstock Hills to Juhl Renewable Assets pursuant to a transfer and assignment agreement.  The Woodstock Hills wind farm entered into a power purchase agreement (PPA) with Northern States Power (NSP) in 1997.  The agreement, among other things, requires NSP to purchase all of the electricity output from the Woodstock Hills wind energy generation facility over a 30-year period following May 1, 2004 its commercial operation date, at rates provided in the agreement.

•
Winona Wind Farm.  On October 13, 2011, the individual project owners of the Winona Wind Holdings, LLC, which owns 100% of Winona County Wind, LLC, the operator of a 1.5 MW wind-powered electric generating facility in Winona County, Minnesota, sold their 100% ownership interest to our subsidiary, Juhl Energy Development, for $5,000.  Subsequently on December 31, 2011, Juhl Energy Development transferred its interest in the Winona wind farm to Juhl Renewable Assets and has increased its investment to approximately $100,000.  The Winona wind farm entered into a PPA with NSP in 2010.  The agreement, among other things, requires NSP to purchase all of the electricity output from the Winona wind energy generation facility over a twenty year period following October 27, 2011 its commercial operation date, at rates provided in the agreement.

•
Valley View Wind Farm.   On November 30, 2011, Juhl Renewable Assets purchased interests in Juhl Valley View, LLC, which equates to a 36.6% voting interest in Juhl Valley View, LLC and has an additional 13.9% voting power through a voting trust arrangement with three other investors.    Pursuant to a subscription agreement, Juhl Valley View, LLC agreed to invest all subscription amounts received as part of the offering into Valley View Wind Investors, LLC, which owns 99% financial rights and 49% governing rights of Valley View Transmission, LLC, which operates the 10 MW Valley View wind farm.  The Valley View farm entered into a PPA with NSP in 2009.  The agreement, among other things, requires NSP to purchase all of the electricity output from the Valley View wind energy generation facility over a twenty year period following November 30, 2011 its commercial operation date, at rates provided in the agreement.  The Valley View entity is included in the financial statements as a consolidated variable interest entity.

Juhl Renewable Assets also made a $400,000 investment into PVPower, Inc. (“PVPower”).  PVPower is complementary to Juhl Renewable Energy Systems and is focused on the sale of solar power products including photovoltaic solar panel and modules from multiple solar panel manufacturers, solar inverters, solar charge controllers, and deep cycle solar batteries through non-traditional sales channels, specifically through a distributor network over the Internet. Juhl Renewable Assets is carrying the PVPower investment at a zero cost basis in its December 31, 2012 consolidated financial statements due to uncertainty surrounding the recovery of our investment in the foreseeable future from the future cash flow or the sale of this ownership stake.

We intend to issue shares of preferred stock in Juhl Renewable Assets to investors as part of an offering to fund our strategic acquisition operations.  This will avoid delays and difficulties of obtaining financing from traditional lending sources and continue to provide access to financing especially with the uncertainty of long term energy policy with respect to future federal incentives.

Recent Development/Achievements for Juhl Energy

During the past 18 months, we have achieved several significant milestones:

•	we completed the development on wind farms totaling 119.25 MW of installed wind power (since 2010):

➢	10 MW wind farm commissioned in 2011 in Chandler, MN (Valley View project);

➢	5 MW wind farm commissioned in 2012 in Winona County, MN for Gundersen Lutheran Health Systems; and

➢	42 MW wind farm commissioned in 2012 in Crofton Hills, NE;

•
we have entered into strategic relationships with industry partners to continue our ability to develop projects in our pipeline.  These relationships with turbine suppliers, a wind consulting firm and others will benefit our continued growth in the community wind power industry with the development and completion of further community wind power projects.

•
we have formed an acquisition subsidiary, Juhl Renewable Assets, in order to supplement our core business by acquiring complementary businesses, owning existing wind farms, and joint venturing with other industry partners on specific projects.  To date, Juhl Renewable Assets has made an initial investment in the Valley View wind farm, and subsequent investments in Woodstock Hills and Winona wind farms.  Juhl Renewable Assets also made an investment in PVPower, which is focused on the sale of solar power products, through non-traditional sales channels, specifically through a distributor network over the Internet;

•
we completed a 4.95 MW wind farm project for Gundersen Health System in Winona County, Minnesota.  It is the first-of-its kind wind farm in North America to be constructed to specifically address the energy concerns of a large regional health organization.  This is an example of how we are partnering with large and industrial organization projects to help the  organizations realize their goals of becoming energy independent;

•
we assisted in the application and receipt of a U.S. Stimulus Grant of approximately $6,284,000 for the 10 MW Valley View Project in the last quarter of 2011.  The grant was issued by the U.S. Treasury Department in accordance with the American Recovery and Reinvestment Act of 2009.  The proceeds of the grant primarily went toward payment of turbine and construction costs for the project;

•
we signed a development services agreement with Black Oak Wind Farm located near Ithaca, NY, which is a proposed 15 to 30 MW facility.  This is the first wind farm where we have expanded our development services outside of the Midwest region.  This allows us to diversify our development portfolio by adding projects throughout North America and in regions that generally experience higher electric rates;

•
during the second quarter of 2012, we acquired an engineering firm, Power Engineers Collaborative (PEC).  Our acquisition of PEC brings experience, significant expansion of our base business and opportunity to offer increased capabilities beyond wind and into the full range of clean energy sectors including natural gas, biomass, waste-to-energy, medium-to-large on-site solar, and support to larger wind farm construction. PEC also provides us with cross-selling opportunities that will lead to additional growth across our subsidiaries;

•
during the second quarter of 2012, Juhl Energy Development acquired substantially all of the early stage development assets relating to the development, construction and/or operation of an approximately 3.4 MW community wind energy project on a site located in Painesville, Ohio;

•
during the second quarter of 2012, Juhl Energy Development, acquired substantially all of the early stage development assets relating to the development, construction and/or operation of an approximately 3.4 MW community wind energy project on a site located in Russells Point, Ohio. Following such acquisition, in January 2013, we announced an agreement with Honda Transmission Manufacturing of America, Inc. to develop, install and operate two turbines that will generate electricity for their existing facilities located in Russells Point, Ohio which will supply approximately 10% of the plant’s electricity, while reducing its carbon dioxide emissions.  After the turbines begin operating, the Honda transmission plant will be the first major automotive plant to use a substantial portion of its electricity generated from wind turbines located on its property; and

•
In early 2013, Juhl Energy Services formed, Juhl Tower Services, a wholly-owned subsidiary, which will enter into agreements to maintain equipment on towers including wind generating towers and cellular towers. Juhl Tower Services has acquired assets necessary to perform such services and has engaged crew leaders and operations personnel with substantial industry experience in servicing cellular equipment. Coupled with Juhl Energy Services’ existing staff of service providers trained for working safely at height, we have received some initial work orders and anticipate generating revenue from Juhl Tower Services beginning in the second quarter of 2013.

GROWTH STRATEGIES/OPPORTUNITIES

Our growth strategy is to continue to develop into an innovative, diverse and balanced clean energy company.  To achieve this, we will work to leverage our portfolio of community wind farms as we seek additional growth through targeted acquisitions in the clean energy sector and pursue opportunities for development directly with the end customer.  As we diversify our offerings, we continue to provide the full range of services across each phase of development of wind farm projects, but will also focus on providing broader services to wind farm projects which include construction and oversight, maintenance services for existing wind farms, and achieving additional growth through targeted acquisitions in the clean energy sector.

Opportunities for Development of Projects for End Customers:

We recognize that one of the primary challenges in developing wind farms is obtaining contracts with utilities to purchase the electricity generated by wind farm developments. Thus, we have begun to develop wind projects for specific end users. In doing so, we have found a growing niche within our renewable energy development services where we work with large industrial electricity users and corporate clients to install “behind the meter” wind and solar facilities.  As discussed above under Recent Developments/Achievements, we are partnering with Honda in an industry-leading initiative to provide electricity to its transmission plant in Russells Point, Ohio through the generation of wind power.  Our goal is to continue to grow this sector of our business by providing quality development services to companies looking to utilize renewable energy at their planned or existing facilities. We estimate that there are hundreds of manufacturing facilities similar in size to Honda’s transmission plant.  We believe that Juhl Energy is well positioned (as a recognized industry leader and proven developer of 237 MWs of wind power to date) to acquire additional projects throughout the United States to assist in the reduction of manufacturers’ carbon footprint as they strive to diminish  the adverse impact of their operations on the environment.

Wind Farm Development, Construction and Management Services:

Our growth strategy as a leader in the renewable-energy industry is anchored by the competitive advantage of our portfolio of completed projects coupled with the projects we currently have under development, including projects for end users, such as the Honda Wind Project (discussed above). One component of our plan is to continue to provide the full range of services across each phase of development, including construction and management, which enhances our ability to add value to projects which we expect will grow our revenue and profitability.

In addition to growing our revenue per project, we will continue to grow our projects under development by utilizing competitive strengths and taking advantage of market conditions to build long-term growth, as follows:

•
We are targeting smaller wind projects, 5 to 50 MW, in larger markets.  In the State of Minnesota alone, industry experts have suggested there exist over 6,000 MW of achievable electricity utilizing our community wind power model.  Thus, we expect to increase our capacity by entering regional markets through organic development and strategic acquisitions of existing wind farms that meet our criteria (as discussed below).   In connection with our organic development, we endeavor to become a leading wind energy operator and an influential voice within the region as we enter the market. We strive to develop projects in-house from the initial site selection through construction and operation.

•
In addition to development, we are focusing on providing an overall service component that includes construction and development management by developing relationships with contractors, turbine suppliers, and financing partners in the wind farm industry.  In addition, we are expanding our services to include turbine maintenance services for wind farms in the Upper Midwest.  We are growing our service business through our operations and maintenance subsidiary Juhl Energy Services.  By way of example, Juhl Energy Services is currently providing wind farm maintenance on the Adams and Danielson wind farms located in Meeker County in West Central Minnesota. Further, Juhl Tower Services was formed to maintain equipment on towers, including wind generating towers and cellular towers.  Juhl Tower Services has acquired assets necessary to perform such services and has engaged crew leaders and operations personnel with substantial industry experience in servicing cellular equipment.  Coupled with Juhl Energy Services’ existing staff of service providers trained for working safely at height, have received some initial work orders and anticipate generating revenue from Juhl Tower Services beginning in the second quarter of 2013.

•
We plan to expand business relationships within the investment community both in the U.S. and abroad in order to assist project owners in obtaining construction financing and end project equity and debt financing for project developments. This will include introductions to local owners to raise capital in private or public equity funds that might invest in the wind project developments.

•
We expect to create relationships as a community stakeholder. We value the creation of strong community relationships that we believe are essential to generating support and securing land and permits necessary for our wind farms. Our team works closely with the landowners who will host the wind farms to ensure that they fully understand the impact of the turbines. Throughout the development process, we assess and monitor the community’s receptiveness and willingness to host a wind farm in the project area. This proactive involvement in the community also enables us to submit permit applications that comply with local regulations while addressing local concerns.

•
Although we see opportunity to expand our pipeline of projects in the Upper Midwest, we are also actively looking to diversify our development portfolio by adding projects throughout North America and in regions that experience higher electric rates.  In 2012, we entered into a development agreement in the State of New York on a 15 to 30 MW wind generation facility.

•
We expect to work with governmental agencies to help us incentivize the creation of community wind farms and their ability to obtain power purchase agreements and offer favorable tax treatment for owners and investors.  Further, we intend to use tax equity financing arrangements in order to monetize the value generated by production tax credits, investment tax credits, and accelerated tax depreciation available to wind generation projects.

•
We will continue to strive to attract, train and retain the most talented people in the industry as we grow our business.  Our management team will be instrumental in attracting new and experienced talent, such as engineers, developers and meteorology experts. We plan to provide extensive training and we believe that we offer an attractive employment opportunity in the markets in which we operate.

•
We believe that the formation of Juhl Renewable Assets will provide us the ability in the future to provide supplemental funding to our wind farm development projects (through a preferred renewable asset equity vehicle).  This will allow us to bring projects through the early development and construction stages more quickly.

Growth through Targeted Acquisitions:

We believe the key to accelerated growth of Juhl Energy is through targeted acquisitions to increase our capacity of wind farm projects in our pipeline and grow our revenue and profitability. To bolster this effort, in November 2012, we formed a joint venture with Boulder, Colorado-based 8030 Companies with a focus on the acquisition of existing wind farms and other clean energy assets across the United States and Canada.  Our joint venture is particularly focused on wind farm assets approaching their tenth year of operation, with the PTC near expiration and when equipment may require upgrades and a level of operating care that may not be available at the local level or by a large, conglomerate, absentee owner.  We also look at projects where a local owner may be facing a “flip” and may prefer to have a partner like Juhl Energy, who has experience with the unique issues facing smaller wind farm assets.  This allows us to expand our reach beyond the Midwest market and to expand our services and balance sheet to operating assets and projects.

Coupled with our joint venture with 8030 Companies, we will focus on growth through targeted acquisitions to strengthen our business in the following areas:

➢
targeting other segments of our industry, such as additional wind service businesses including operation and maintenance providers and wind consulting providers (such as our acquisition of PEC, an engineering firm focusing on the clean energy sector);

➢
acquiring ownership of existing wind farms that fit our distributed generation model and the size projects we typically develop (under 50 MW). We estimate that there are over 500 small wind farms under 50 MW that exist in the United States, and we believe that the owners are motivated to sell for the following reasons:
•   Assets are fully depreciated (10 year amortization);
•   Federal tax credits (PTCs) are expiring:
•   Equipment warranties are expiring;
•   Wind farms comprise only a small portion of seller’s current business; or
•   Located in a remote location with high operating costs; and

➢
acquiring or participating in joint ventures with other industry partners on specific projects (given that so many other independent developers have been unable to move projects in their own pipeline).  Our preferred business model is to participate in a joint venture to share various elements of fees and profits, including development fees, general construction, construction management and operations and maintenance.

 Consumer-focused renewable energy products – smaller on-site wind power and solar systems:

Juhl Renewable Energy Systems provides renewable energy systems and specializes in advanced conservation technologies focused on smaller scale wind and solar systems.  Juhl Renewable Energy Systems is focused on the sales and installation of Juhl Energy’s on-site renewable energy systems - including Solarbank®, a proven on-site solar system; Powerbank®, a simple on-site backup power system; and a newly designed wind turbine in the prototype stage, which we consider one of the industry’s most advanced medium scale wind turbines that generates electricity at approximately 35 kW.  Juhl Renewable Energy Systems handles projects from start to finish including design, sales, financing and service.  Juhl Renewable Energy Systems offers several financing structures including its ongoing system ownership at customer sites while delivering guaranteed operations and savings to end-user customers.

Juhl Renewable Energy Systems capitalizes on Juhl Energy’s extensive experience with a wide variety of energy saving and environmentally-sound production systems such as small wind, solar, back-up power, and stand alone power systems., and operates as our consumer-focused renewable energy products subsidiary.  Its product line builds upon our diverse experience to assist energy consumers in controlling, and in some cases eliminating, their ever burdensome energy costs.  Juhl Renewable Energy Systems supports a transition to a sustainable energy economy which relies on clean, renewable resources to satisfy societal needs, and offers energy consumers (including agricultural related businesses and municipalities) attractive alternatives in terms of cost effectiveness, performance and reliability.

Juhl Renewable Energy Systems current product line includes the following:

•
Solarbank®.  We have developed a “SolarBank® System” which offers one of the most advanced controlled solar system in the market.  Solarbank® allows the customer the assurance and confidence that power will be available when needed most.  It is designed to give businesses and homeowners the ability to store up to 72 hours of emergency power in the event of a power failure.  This back-up power system works automatically and instantaneously.  When a power outage occurs, the control relay station automatically taps into the energy reserve stored by the SolarBank® System and can run several loads for 24-72 hours.  Solar modules are designed to convert sunlight into electricity at the highest possible efficiency and are used to charge storage batteries to provide power for remote homes, recreational vehicles, electric cars, boats, telecommunications systems and other consumer and commercial applications.  Additional benefits of solar modules are the ease of installation, operation, and maintenance which results from several years of improvements to the core design of the system, which has been installed and operating for six years.

•
Powerbank®.   Powerbank® is our proven on-site backup power system, offering energy insurance and confidence to customers.  Powerbank® ensures that power will be available to customers when grid power is at increased rates or unavailable.

•
Juhl Windharvester.  Still in prototype stage, this is a medium scale wind turbine that generates electricity at approximately 35KW.  This product demonstrates our ability to apply larger scale wind system experience to this small, on-site system, increasing benefits to our customers.

Historically, our wholly-owned subsidiary, NextGen, has sold refurbished turbines as part of our smaller on-site wind power products.   At this time, we have made the decision to discontinue selling refurbished turbines in order to focus our efforts on the JRES product lines. We expect NextGen will provide maintenance support services from time-to-time for its previously installed customer fleet.

In line with our products mentioned herein, we are also exploring battery storage, whereby the battery stores the energy produced by the renewable energy source (such as wind or solar) for use during periods of low or no renewable energy production.

Long-Term Survival in Industry – Ability to Add Value and be Cost Effective

For long term survival in the renewable energy space, especially wind, we continue to be adaptable to the changing conditions of the U.S. wind industry and market, increasingly diversifying our offerings, in order to reduce our exposure to the unpredictable extension or renewal of tax incentives and other favorable governmental policies currently supporting the U.S. wind industry.  Other areas in which we believe we can add value to wind farm projects (in addition to our core development, maintenance and management services) include continued research and development in the following areas:

•	distributed generation facilities that allow power users to operate ‘behind the meter’;
•
dedicated storage facilities to help address intermittency in transmission systems (such as Solarbank® and Powerbank®);
development and utilization of utility scale battery storage is advancing rapidly;
state RPS requirements remain unfulfilled, opportunity for Juhl Energy portfolio; and

•	design of projects to meet specific needs of output purchasers (such as the Honda Wind Project).
Sales and Marketing

The Company derived approximately 49% of its revenues for the year ended December 31, 2012 from two customers primarily as a result of the electricity sales and consulting services, and approximately 83% of its revenues for the year ended December 31, 2011 were from sales to six customers primarily as a result of development and construction services fees.

Historically, Juhl Energy Services and Juhl Energy Development have not relied on any direct sales or marketing efforts for wind farm development and management but have gained exposure through trade publications, word of mouth and industry conferences.  We currently have a pipeline of projects we believe will last at least two years and it is being supplemented on an on-going basis without direct selling efforts. We anticipate being able to add a significant number of projects to this pipeline driven primarily by Dan Juhl, John Mitola and an expanding development team, trade publications, industry events and word of mouth. Our web site, www.juhlenergy.com, also serves as a marketing tool. If, at some point, management determines the pipeline of potential customers is less than anticipated or desired, or if we are unable to sustain our desired rate of growth and expansion with these sales and marketing methods, we will reevaluate the sales and marketing efforts and address the issue at that time.

We are currently utilizing a combination of internal direct selling efforts as well as third party distributors for the sale of consumer-owned renewable energy products.  We plan to increase our efforts to establish sales channels through qualified dealers who demonstrate technical knowledge in the renewable energy marketplace and have sales expertise and financial stability to deliver small scale wind turbine and solar-related systems.

Intellectual Property

We depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our products from our competitors’ products. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures. It is our policy to require certain employees and consultants to execute confidentiality agreements and invention assignment agreements upon the commencement of their relationship with us. These agreements provide that confidential information developed or made known during the course of their relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances and intellectual property rights developed within the scope of the employment relationship will be assigned to us.

We have no patents, licenses, franchises, concessions or royalty agreements, other than a July 2009 manufacturing license arrangement with an Ohio company that includes the use of NextGen’s proprietary software controlling the power electronics of the NextGen wind turbine unit and other related documentation. The term of the manufacturing license arrangement is 20 years and does not allow the licensee to access the software or provide such software to any other party.

We have registered trademarks with the United States Patent and Trademark Office for Solarbank® and Powerbank®.

Competition

Within the U.S. wind power market itself, there is a high degree of competition, with growth opportunities in all sectors of the industry regularly attracting new entrants. Juhl Energy competes with energy marketers, public utilities and other independent power producers,  particularly providers of renewable energy.  These companies may have competitive advantages as a result of scale, the location of their generation facilities, greater access to credit and other financial resources, lower cost structure, greater ability to withstand losses and larger staffs.

The American Recovery and Reinvestment Act created a tax incentive for companies in the renewable energy industry, which has provided an incentive for developers to enter the wind power development market.  However, as noted, the production tax credits were not extended until the beginning of 2013.  As a result of the uncertainty and delay with respect to the extension of the tax credits, we believe many new entrants (especially developers of wind farms) did not enter the market in 2012.

Further, the ARTA extension of the PTCs may provide an advantage to companies that have a strong balance sheet and large amounts of capital as they will be in a better position in 2013 to maximize the utility of the “begin construction” rule.  These companies have the resources to finance a pipeline of wind farms eligible for the PTC that will be finished and placed in service in future years.  Developers with less capital are at a disadvantage if they are unable to take advantage of the PTC extension.  In the KPMG TaxNewsFlash, No. 2013-07, January 2013, market analysts forecast that the ARTA extension of the PTCs will lend itself to capitalized developers stockpiling PTC projects and effectively crowding out less capitalized developers who cannot commence construction in 2013.

Due to the uncertainty surrounding favorable future renewable energy legislation, we believe that the opportunity to develop future wind farm projects is likely to diminish from levels in the past (especially for projects that begin construction in 2014 and beyond, as such projects would not be PTC eligible under current legislation).  Without dependence on the tax incentives, developers with cash flow from existing projects and are well capitalized will be able to continue to develop projects. Further, the developers with projects that generate a higher capacity of energy will be able to spread capital costs over a larger production base, which is an advantage over our community wind farm target of 5 to 50 MWs.  Finally, developers who are able to access project financing (for future projects that begin construction in 2014 and beyond, as such projects would not be PTC eligible under current legislation) would shift from unleveraged tax equity to more traditional financing, where companies with large balance sheets would have an advantage with traditional project lenders.  Developers, such as Juhl Energy, would also need to continue to pursue alternative financing arrangements, such as vendor financing for construction, as we have successfully done in the past.

With the uncertainty of a stable clean energy policy, the cost of wind turbines continues to be a key component to control costs in this transition time of the industry (especially with the expiration of the PTCs for projects commencing construction in 2014).  Typically, the capital cost of purchasing turbines has been high.  However, the average price for wind energy equipment, including turbines, continues to fall based on the production of newer wind turbine models and increased competition of manufacturers in China and continues to drop in cost.  Thus, each wind farm developer will need to have the funding now to take advantage of the low turbine prices.  As stated above, the more capitalized developers will be able to fund the purchases of the turbines and control costs of the wind development projects.

In addition to the cost of turbines, new entrants in the wind power development market face certain barriers to entry.  There is increased difficulty and uncertainty in obtaining long-term power purchase contracts from utilities, even in the face renewable energy portfolio standards in over 30 states.  Other significant factors include the cost of land acquisition, the availability of transmission lines, land use considerations and the environmental impact of construction and operations. Finally, another critical barrier to entry into the wind power development business is the necessary experience required to bring projects to the point where they are able to secure agreements to connect to the existing electricity transmission network, power purchase agreements and project financing for construction.

We are aware of a few companies working in the community wind power area which are competitive with certain of the services we offer.  Given Juhl Energy’s industry standing and the number of existing projects, we do not view these as threats or potential disruption to our business.

With respect to the production and sale of consumer-owned renewable energy products, there are numerous businesses operating in the U.S. that are associated with the manufacture, sale, distribution and installation of products and services. The competition in this field is not dominated by any one particular company or group of companies.

Suppliers

As the primary operating equipment for our wind farm development projects, wind turbines are integral to our wind project development.  As compared with demand for wind turbines, there are a limited number of turbine suppliers, which limits the current production capacity. Thus, the cost of wind turbines represents a substantial portion of investment costs in our wind energy projects.

Wind turbines come in a variety of sizes, depending upon the use of the electricity. A large, utility-scale turbine described above may have blades over 40 meters (130 feet) long, meaning the diameter of the rotor is over 80 meters (260 feet) (nearly the length of a football field). Such wind turbines might be mounted on towers 80 meters (260 feet) tall (one blade would extend half way down the tower), produce 1.8 MW of power (1800 kilowatts), supply enough electricity for 600 homes and cost over $1.5 million. Wind turbines designed to supply part of the electricity used by a home or business is much smaller and less costly. A residential or farm-sized turbine may have a rotor up to 15 meters (50 feet) in diameter mounted on a metal lattice tower up to 35 meters (115 feet) tall. These turbines may cost from as little as a few thousand dollars for very small units and up to $80,000 excluding installation costs.

The principal suppliers for our wind farm projects primarily consist of suppliers of wind turbines, wind turbine parts and various electrical supplies and services relating to wind turbine operation. We also source, as needed, wind studies and electrical engineering expertise from outside suppliers. With respect to wind turbines and related items, to date, our principal suppliers have been Suzlon Energy Limited, Alstom Power, Gamesa Wind US, and Vestas Wind Support Systems A/S for turbines and Fagen, Inc. and Ryan Companies, Inc. for subcontracted construction services. We have used WindLogics, Inc. and AWS Truewind for wind studies and Consulting Engineer Group, Inc. and Hoerauf Consultants, Inc. for specialized electrical engineering. Our business is not dependent on any one supplier and our list of suppliers is changing and expanding on an ongoing basis as the market for wind power continues to expand and new suppliers enter the market offering advanced products, technologies and services.

Customers

Our wind farm projects sell electricity and associated RECs primarily to local utilities under multi-year power purchase agreements, or PPAs. A PPA is a contract that provides for the purchase of power at an agreed-upon price for a period of time, which is typically 20 years for wind projects.  For the year ended December 31, 2012, the electrical production we sold to Northern States Power Company d/b/a Xcel Energy represented 100% of our sales.  This PPA typically provides for a 20 year-term in the agreement from the electric utility. The utility normally maintains ownership of any Renewable Energy Certificates (“green tags”) that are associated with the power generated by the projects.  Since the primary cost of wind power is the initial capital cost of the system, each wind farm benefits from a steady stream of reliable revenue and cash flow for decades.

Government Regulation

Overview – Utility Regulation

Traditionally, utility markets in the United States have been highly regulated. The U.S. power industry is currently in transition as it moves toward a more competitive environment in wholesale and retail markets. The commercial viability of wind power will increasingly depend upon pricing as the trend toward deregulation continues.

Our operations are subject to extensive regulation. To the extent of our involvement in project development, construction, ownership, operation and maintenance of wind farms, including the sale of electricity to utilities, we are subject to energy, environmental and other governmental laws and regulations by various federal, state and local government agencies. The federal government regulates the use of electric energy, capacity and the wholesale sale and transmission of electricity in interstate commerce and regulates certain environmental matters. States and local governments regulate the construction of electricity generating and transmission facilities, the intrastate sale of electricity, and environmental matters.   Below is a brief summary of some of the pertinent laws that are applicable to our business, but such disclosure is not exhaustive of all such laws that we encounter in the operation of our business.

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

Certain small power production facilities may qualify as "qualifying facilities" ("QFs") if the wind powered generating facility has a generating capacity of 80 MW or less.   QFs whose primary source is renewable energy such as wind have the right to sell energy or capacity to a utility through an interconnection agreement and is exempt from certain laws  including, but not limited to,  rate regulation and reporting and accounting requirements of the FPA, for facilities with a generating capacity of 30 MW or less.  However, FERC must first make a determination that a QF has non-discriminatory access to wholesale energy markets having certain characteristics, including non-discriminatory transmission and interconnection services provided by a regional transmission entity in certain circumstances with respect to its exemption from rate regulation.  Any of our projects that are non-exempt from the jurisdiction of the FERC are subject to rate regulation and the obligation to obtain FERC rate schedules for wholesale sales of energy and capacity.

Most of our wind development projects have a generating capacity of 80 MW or less and qualify as QFs and are exempt from most aspects of FERC regulation.

Minnesota Public Utility Commission

Our wind farm projects in Minnesota are subject to the rules and regulations under the jurisdiction of the Minnesota Public Utility Commission’s Energy Facilities Unit (the “Minnesota Utility Commission”), which manages state oversight of proposals to construct energy facilities in Minnesota including wind power generation plants and facilities. The Minnesota Utility Commission’s jurisdiction may require a state Certificate of Need and/or a state Site or Route Permit. Applications for projects subject to the Minnesota Utility Commission’s jurisdiction, such as wind power generation power facilities, are filed with the Minnesota Utility Commission in compliance with Minnesota state statues and administrative rules.  The Minnesota Utility Commission's procedures for review of proposed energy facilities incorporate compliance with the Minnesota Environmental Policy Act and provide for broad spectrum public participation, including timely public notice and multiple opportunities for public comment.  The Minnesota Utility Commission's decisions preempt local jurisdictional authority.

Environmental Regulation

As part of our wind farm development, including construction management and system operations, we oversee the installation of wind turbines and construction of transmission lines and related facilities, including access roads and substations.   As such, we are subject to numerous restrictions and requirements under federal and state environmental laws and regulations with respect to our operations which affect the timing, cost, location, design, construction and operation of new facilities.  In certain circumstances, such laws and regulations require us to obtain and maintain permits and approvals and undergo an environmental review process, which may include performing environmental impact studies on the location of the project.  Compliance with these regulations requires a significant investment of time by our employees and imposes substantial costs on our Company.

Our failure to comply with these laws and regulations, including the failure to obtain the necessary permits, may result the denial or revocation of permits or authorizations to proceed with a project or in some instances the assessment of administrative, civil and criminal penalties.

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

Federal Bureau of Land Management Permits

To date, none of our wind farm projects have been developed on BLM lands.  However, as we expand, some of our projects may be sited on BLM lands.  In that case, as developer of such a project, we would be required to obtain rights-of-way from the BLM.  In order to obtain such a permit, we would need to demonstrate that our wind farm project would protect environmental and archeological resources.

Endangered Species Act and Migratory Bird Treaty Act

In the event that our wind farm projects require a permit from a federal agency, such agency would also consider the impact on endangered species and their habitat under the Endangered Species Act, which prohibits and imposes stringent penalties for harming endangered species and their habitats. Due to the size and operation of our wind turbines, and the potential harmful impact on birds, our projects also need to comply with the Migratory Bird Treaty Act and the Bald and Golden Eagle Protection Act, which protect migratory birds and bald and golden eagles and are administered by the U.S. Fish and Wildlife Service. State and federal agencies may also require ongoing monitoring or mitigation activities as a condition to approving a project, and may refuse to issue a permit if the mitigation options are insufficient to address the risks to birds.

National Historic Preservation Act

In addition, federal agencies may consider a wind farm project's impact on historic or archeological resources under the National Historic Preservation Act and may require us to conduct archeological surveys or take other measures to protect these resources.

Other State and Local Programs

In addition to federal requirements, we are subject to a variety of state environmental review and permitting requirements. Minnesota, where many of our wind farm projects are located or are being developed, have laws that require state agencies to evaluate our wind farm projects for impacts on the environment, wildlife, historic sites, water resources and agriculture, before granting permits.  Such requirements typically consist of obtaining a special use or conditional use permit under the provisions of the applicable land use ordinance.

Employees

As of March 19, 2013, we employed approximately 64 full-time employees and no part-time employees, excluding employees and consultants of any affiliated companies that are not at least 50%-owned subsidiaries of ours. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third-party consultants to assist in the completion of various projects. Third parties are instrumental to us in keeping the construction and development of projects on time and on budget.

ITEM 1A RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2 PROPERTIES

Our corporate office is located at 1502 17th Street SE, Pipestone, Minnesota 56164, which consists of a 5,300 square foot commercial building that contains production, warehousing and general and administrative space.   We also have entered into one year lease arrangements for purposes of office and meeting space in Minneapolis, Minnesota and office and production space in Red Lake Falls, Minnesota for Juhl Renewable Energy Services’ activities.  We also lease office locations in Brookfield, Wisconsin and Chicago, Illinois for the PEC operations and general and administrative purposes.   In March 2013, we commenced leasing office and warehouse space in Lansing, Michigan for purposes of the Juhl Tower Services activities. Certain employees maintain suitable home office arrangements without charge to us.

Generation Facilities.  At December 31, 2012, Juhl Energy, through its subsidiary Juhl Renewable Assets, held ownership interests in the following electric generating facilities:

Juhl Energy Facilities	Location	Geographic Region	Fuel	Total Facility Capability (MW) 1
Winona Wind Farm 2	Winona County, MN	Upper Midwest	Wind	1.5
Woodstock Hills Wind Farm 3	Woodstock, MN	Upper Midwest	Wind	10.2
Valley View Wind Farm 4	Murray County, MN	Upper Midwest	Wind	10
Total				21.7

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

Character of Ownership
Juhl Renewable Assets has a controlling interest in these wind farms.  Such wind farms are not owned in fee and encumbered by liens securing various financings.  Additionally, a majority of Juhl Energy’s generating facilities are located on leased land from owners of private property.

ITEM 3 LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. While the ultimate outcome of these matters is not presently determinable, the company believes that the resolution of outstanding claims will not have a material adverse effect on the Company.  Due to the uncertainties in the settlement process, it is at least reasonably possible that management’s view of outcomes will change in the near term.

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

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

	Year ended December 31,
Quarter	2010		2011		2012
	High	Low	High	Low	High	Low
First	$2.18	$1.55	$1.50	$0.70	$1.14	$0.60
Second	$2.15	$1.70	$1.73	$0.92	$0.85	$0.45
Third	$1.80	$1.20	$1.11	$0.79	$0.75	$0.30
Fourth	$1.40	$1.05	$0.94	$0.41	$0.60	$0.20

On December 31, 2012, the closing price of our common stock, as reported by the OTC Bulletin Board, was $0.55 per share.

These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Holders

As of March 19, 2013, there were 23,181,376 shares of our common stock outstanding and approximately 42 holders of record of our common stock.  However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street name.”

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

Unregistered Sales of Securities

Warrant Issuance to Consultant.  On September 12, 2012, we issued warrants to purchase 50,000 shares of common stock to a consultant in exchange for consulting services to be provided to us in the area of investor relations. The warrants were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

2012 Options Grants.    On April 30, 2012, we granted options to seven employees to purchase an aggregate of 250,000 shares of our common stock which vest over three years and remain unexercised. These options were awarded to former employees of Power Engineers Collaborative, LLC, who became our employees in conjunction with our acquisition of PEC. The options were awarded under our 2008 Incentive Compensation Plan and, subject to the terms of the Incentive Compensation Plan, allow for exercise in accordance with the terms of each individual grant. The options and underlying shares of common stock issuable upon exercise of the options were not registered under the Securities Act, or the securities laws of any state, and were issued in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

Securities Issued Pursuant to Lincoln Park Capital Purchase Agreement.  On June 15, 2012, we issued 407,332 shares of common stock as commitment shares under the Purchase Agreement with Lincoln Park Capital as consideration for entering into such agreement.  The sole purchaser in connection with the Purchase Agreement was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act, and corresponding provisions of state securities laws.  Such securities may not be offered or sold absent registration or an applicable exemption from the registration requirements.

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

Overview

Juhl Energy is a leader in the renewable-energy industry. Juhl Energy historically focused on community wind power development, management and ownership, throughout the United States.  We are one of the few companies other than utility based conglomerates that handle all aspects of wind project development, through our operating subsidiaries, including full development and ownership of wind farms, general consultation on wind projects, construction management of wind farm projects and system operations and maintenance for completed wind farms, which results in multiple revenue streams.  The primary focus of our wind power development business has been to build 5 MW to 80 MW wind farms jointly owned by local communities, farm owners, environmentally-concerned investors and our Company.  The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power. Our development of community wind power systems generally results in landowners owning a portion of the long-term equity in the wind farm that resides on their land.  We pioneered community wind power systems in developing the currently accepted financial, operational and legal structure providing local ownership of medium to large scale wind farms.  Since 1999, we have completed 22 wind farm projects, accounting for approximately 237 MW of wind power that currently operate in the Midwest region of the United States, and we provide operation management and oversight to wind generation facilities generating approximately 85 MW, through our subsidiary, Juhl Energy Services.   Currently, we have projects in various stages of development, amounting to a total of 168 MW of wind power generating capacity.  The wind farm developments that are in process are located in the United States, Canada and Ireland.  We have also identified an additional 380 MW of wind power generating capacity in early stage wind farm development opportunities at various sites within North America. This development pipeline consists of approximately 25 wind farm projects all of which are on-shore type projects.  In 2013, we acquired, through Juhl Energy Development, the assets of two early stage development wind farms in Ohio, representing approximately 8 MW of wind power.

We are expanding the scope of our business to include other alternative energy sources in addition to wind. Two illustrations of the Company’s broadening base of our services include (1) our acquisition of PEC to provide engineering services in the renewable energy field and (2) the expansion of Juhl Renewable Energy Services to encompass small scale renewables in solar and small wind turbines to provide offerings to additional end customers.  While we continue to leverage our experience as leaders in the wind energy industry, we will look for opportunities for expansion in the broader arena of alternative energy.

How We Operate

One of the unique aspects of Juhl Energy is the diversity and integration of its six major subsidiaries which make up our business model.  The Company operates through the following subsidiaries:

Juhl Renewable Assets	renewable assets ownership
Juhl Energy Development	wind farm development
Juhl Energy Services	wind farm management and turbine maintenance services together with cellular communication tower maintenance activities
Juhl Renewable Energy Systems	small scale renewable systems
Next Generation Power Systems	refurbishing turbines and maintenance support
Power Engineers Collaborative	engineering consulting services

The Company's business segments are separate business units that offer different products.  A review of the business segments provides a better understanding of the how the Company manages and evaluates its businesses.   During the year ended December 31, 2012, the Company’s reportable segments were changed to add the Engineering Consulting Services segment (resulting from the PEC acquisition in April 2012) together with a re-naming of the other segments.  The Company groups its operations into four business segments:

BUSINESS SEGMENT	DESCRIPTION OF BUSINESS SEGMENT
Project Services (formerly titled wind farm development and management services )	Wind farm development and construction, asset management and maintenance services
Clean Energy Asset Ownership and Operations (formerly titled Wind Farm Ownership and Operation)	Ownership and operations of consolidated wind farms or other clean energy investments
Engineering Consulting Services	Business-to-business engineering consulting services
Consumer-Owned Renewable Energy Products	Sales and distribution of small scale wind and solar products

The accounting policies for each segment are the same as those described in the summary of significant accounting policies. Segment income or loss does not include any allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaid expenses, inventory, work-in-progress, property and equipment and escrow deposits.  Unallocated assets include corporate cash and cash equivalents, short-term investments, deferred tax amounts and other corporate assets.  Inter-segment balances and transactions have been eliminated.

Our wind farm development projects most commonly involve fee contracts with entities specially formed by local farmers or business owners upon whose land the wind turbines are installed. Revenue is also derived from our services we provide throughout the development process.  Revenue is derived primarily from the following four major components: feasibility studies, development fees, operations and management oversight and construction contract revenue.

We hold contract rights, are involved with projects in development and under negotiation, and provide development activities in the wind power industry. After wind farms are operational, we seek administrative services agreements to provide for management and administrative services to operating wind farms, along with turbine and balance of plant maintenance services. Our current assets include five development services agreements, twelve projects in early development stages, and three agreements to conduct wind power feasibility studies.

The clean energy asset ownership and operations segment of our business primarily includes the sales of electricity generated from wind energy facilities with long-term, take-or-pay power purchase contracts with a utility purchaser.  The electricity sales are typically billed on a monthly basis to the utility.  The wind farms’ operational expenses generally include turbine and balance of plant maintenance fees, equipment repairs, land lease payments, administrative expenses, and debt service costs.

Due to the anticipated increased demand for electricity from alternative energy sources in 2013 and beyond, we believe the demand for wind energy developments and consumer-owned renewable energy products will be stable or will increase in the foreseeable future (even if the production tax credits expire for new projects commencing in 2014). Our revenues from wind farm development will continue to be subject to shifts in timing due to project development delays resulting from our ability to obtain financing and regulatory and permitting approvals among other reasons.  Thus, our strategy is to remain well-positioned for predictable revenue growth with the addition of new products and service offerings such as engineering consulting services and cellular tower maintenance services that are outside the scope of wind farm development projects.

Factors Affecting Our Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our portfolio of wind farms and renewable assets, demand for renewable energy, governmental policies, general market conditions and site selection for our development projects.

Our Portfolio of Renewable Energy Projects

The size of our wind farm portfolio, including the wind farms that we own in whole or part, is a significant revenue driver.  Through our acquisition subsidiary, Juhl Renewable Assets, we focus on the acquisition and construction of existing wind farms that fit our distributed generation model and size projects we typically develop.  We believe that ownership of such wind farms (in part or in whole) provide an ability to expand services to wind farm operations and to create recurring and predictable annual revenue streams for our business.  Our portfolio of acquired ownership in wind farms and other renewable assets may grow at an uneven pace as acquisition opportunities are generally unpredictable.  The level of new portfolio activity will fluctuate depending upon the acquisition of such assets, based on supply and demand for those assets, our ability to identity existing wind farms that meet our criteria, and the volume of projects that are available for sale by equity owners who have fully utilized the tax attributes or no longer have the desire to continue ownership.  Our ability to acquire such existing wind farms and other renewable assets, in whole or in part, will directly impact future revenue.

Demand for Renewable Energy

Political support for the development of renewable energy and the United States energy independence has caused a rapid increase in the demand for wind power in the United States over the last several years. As provided in the Industry and Market Overview, of the AWEA’s “U.S. Wind Industry Fourth Quarter 2012 Market Report,” wind generation set a new record in 2012 with the installation of 42% of all new electrical generating capacity in the United States. All renewables together (including solar) accounted for 55% of all new generating capacity in the United States.  Due to the Congressional delay of the extension of the PTC, we expect the growth of wind power developments in 2013 may fall below 2012 levels, since the development of wind energy projects requires extensive lead time and many developers tabled projects going forward until there was certainty with respect to an extension of the PTC.  The demand for wind power will also likely be inhibited by the continuing low price of natural gas.

2013 will not be a record year for new wind power installations.  However, since the PTC extension applies to all wind projects that “begin construction” in 2013, even if estimated completion is one to two years out, we believe the PTC extension will help support the development of American wind energy resources, and sustain its growth.

Growth in wind power and other renewables is being driven by several environmental, socio-economic and energy policy factors including:

•
ongoing increases in electricity demand due to population growth and growth in energy consuming devices such as computers, televisions and air conditioning systems, as coal and oil resources need replacing;

•	higher commodity prices arising from increasing global per capita consumption and the ongoing depletion of conventional natural resources (such as oil and coal);

•
the fluctuating costs of fuel required to operate the existing fleet of conventional electric generation facilities such as coal, natural gas, nuclear and oil, (especially since low (subsidized) wind prices are roughly competitive with natural gas);

•	national security risks associated with energy procurement that threaten energy supply and increase the potential for price volatility;

•
existing and growing legislative and regulatory mandates for “cleaner” forms of electric generation, including state renewable portfolio standards and the U.S. federal tax incentives for wind and solar generation, including the Recovery and Reinvestment Act enacted in February 2009 (and the one-year extension of PTCs and ITCs for wind development projects that “begin construction” in 2013) ;

•
the expectation that the Environmental Protection Agency will enact regulations and standards accelerating the retirement of aging coal plants and impacting the life of natural gas plants, thus increasing the need for replacement of resources;

•	uncertainty surrounding the growth potential of nuclear power plants;

•	the shorter development time frame of wind projects as compared with natural gas plants and the greater flexibility of wind projects to adapt to changing conditions;

•	worldwide concern over greenhouse gas emissions and calls to reduce global warming due to the carbon dioxide produced by conventional electric generation; and

•
the increased efficiency of newer wind turbine models (such as advances in wind turbine blade aerodynamics, development of variable speed generators, advances in remote operation and monitoring systems, improvements in wind monitoring and forecasting tools and advances in turbine maintenance), improved capacity factors, and more competitive pricing of wind power systems as compared with coal and gas on a dollar-per-megawatt-hour basis due in part to cost competition among suppliers.

In light of these factors and the resulting increase in demand for wind power and other renewables, we believe that we are positioned to experience significant year-over-year growth with the diversity and integration of our service offerings that build upon our wind farm development. We can provide full-scale development of wind farms across a broad spectrum including performing initial feasibility studies, assisting in power purchase agreement negotiations, arranging equity and debt project financing, providing equipment and  construction services, and managing operations.  Further, we will continue to develop our capabilities in the renewable energy space with the development of distributed generation projects, such as wind/solar hybrid projects, wind facilities for manufacturing companies seeking to reduce their carbon footprint, and small scale renewable systems including solar projects.  We believe it is necessary to evolve and diversify in our asset, product and service portfolio to reduce our exposure to uncertainty related to renewal of tax incentives and other favorable governmental policies currently supporting the wind industry in the United States.

Government Policies

Historically, our wind projects have been subject in part on various federal, state or local governmental policies that support or incentivize projects from an economic standpoint.  Such policies include legislation that aims to reduce energy usage and dependence, and promote the use of renewable energy. Incentives provided by the federal government may include tax credits (such as PTCs), tax deductions, bonus depreciation, and federal grants and loan guarantees.  Incentives provided by state governments include renewable portfolio standards (RPS) which specify the amount of energy utilized by local utility companies that must be derived from sources of clean energy including wind and solar.  A number of federal government incentives focused on reducing costs of such products have recently expired or our set to expire in the near term.  Further changes to governmental policies could negatively impact our operating results.

Further, until there is a long term energy policy that focuses on the sustainability of the renewable energy industry, failure to extend or renew these or similar incentives in the future could have a material adverse impact on our business, results of operation, financial performance and future development of wind energy projects.

Although development of wind farms has been incentivized over the past 20 years by PTCs (and other favorable tax incentives) and that the future of PTCs beyond 2013 remains uncertain (as PTCs expire for any projects that commence construction after 2013), we believe that there still is impetus in the United States to increase its generation of electrical power through renewable energy. We believe we can maintain the market for community wind power and distributed generation projects as our model for ongoing installations of wind power given the constraints of transmission capacity and utility power purchases currently affecting the growth of larger scale projects.

Debt and Equity Financing Markets

Although demand for wind power and other renewables are likely to continue to trend upward for reasons described above, arranging project financing, particularly construction financing, has become increasingly difficult.  The timing of the Company’s construction and turbine supply revenues associated with the development of wind farms is heavily impacted by our ability to complete debt and equity financing arrangements.

Wind farm development projects are dependent on the ability to raise debt and equity financing to fund the turbine and substation components, construction costs and other development expenses. We assist project owners in identifying sources of debt and equity capital as a part of our development efforts. We have expended significant efforts on behalf of our construction-ready wind farm projects to identify sources of debt and equity financing in order to proceed to the actual construction phase.  Typically, renewable energy projects are financed on a project basis by large banks, institutional investors, tax equity investors, private equity firms, developers, corporations, and through government subsidies.  Debt and equity sources include some financiers who are based in foreign countries and have experience in wind energy projects. However, over the last several years, due to the global financial crisis and more stringent capital requirements, certain funding sources, including such European banks, have reduced their funding to such projects, especially with respect to construction financing.  The difficulties in obtaining project financing are especially evident within banking institutions with liquidity issues resulting from the recent recessionary conditions and the banking crisis that led to U.S. government bailout programs in 2008. It is our belief that many community wind farm project owners and developers across the U.S. are facing similar difficulties in arranging project financing from domestic as well as European lending institutions.  In light of the difficulties in arranging project financing, we are noticing that turbine suppliers are also becoming a source of capital in construction financing for wind farm projects. We expect credit conditions to improve and we will assist project owners in examining federal and loan guarantee programs as an additional means of securing project financing.

Our wind farm development projects are financed with a combination of debt, tax equity financing and other equity capital. At the initial stage of a project's development, we use a combination of equity capital and turbine supply loans to cover development expenses and turbine costs. Turbine supply loans are employed to finance a majority of the cost of a project's turbines. Once a project moves to the construction phase, we use a combination of equity capital and construction loans to finance the construction of the project and also use our balance sheet and the resources of subcontractors for funding balance of plant and start-up costs. Proceeds from the construction loans are typically used to fund construction and installation costs as well as to retire the turbine supply loans. Finally, once a project is complete and commercial operations begin, we permanently finance the project through a combination of term loans, tax equity financing transactions or other fixed-rate mezzanine capital, the proceeds of which are used to retire the construction loans and pay other service providers.

We believe there is sufficient interest by individual investors and private equity funds that desire to make renewable energy investments with a fixed rate of return to support an offering of preferred stock by our subsidiary, Juhl Renewable Assets.  We would use the capital raised in the offering for future project developments.

Site Selection

With respect to our wind projects, good site selection and advantageous positioning of turbines on a selected site are critical to the economic production of electricity by wind energy, as wind is intermittent and electricity generated from wind power can be highly variable. In our experience, the primary costs of producing wind-powered electricity are the turbine equipment and construction costs. As an intermittent resource, wind power must be carefully positioned in the electric grid along with other generation resources. We believe Juhl Energy has demonstrated the expertise necessary to work with local electric utilities to establish proper integration plans.

Site selection also includes identification of sites suitable for development and basic analysis of site viability for wind development projects. We make initial assessments of potential sites for our community wind farms based on a number of criteria including topography, wind resource suitability, construction access, access to transmission networks, site size, land ownership and environmental, zoning and other local and state laws and regulations. We consider our business and operating strategy in making these assessments. We then proceed with an initial environmental screening, usually conducted on the basis of public available information and sometimes supplemented with a site visit by a qualified professional to identify environmentally sensitive areas. After a site passes this initial review, we begin more detailed site-specific environmental assessments in connection with our permitting efforts, and establish constraints for turbine siting and civil and site engineering. These typically include detailed mapping and other studies, all aimed at ensuring that we can safely operate a potential project without detrimental impact on the local environment.

Our site selection effort is enhanced by establishing close working relationships with local permitting authorities, communities and other local stakeholders such as farmers. We believe that by entering into dialogue with these constituents early, we are better able to address local concerns during our site assessment, leading to effective permit applications and expedited completion of our projects.  We believe our ability to understand and interpret site information has been and will continue to be a key factor in our success in identifying desirable project sites for our community wind farm developments.

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

On May 19, 2010, we formed Juhl Renewable Assets, Inc., in the state of Delaware, as our wholly-owned subsidiary.   Juhl Renewable Assets revenue and expense activities are reported on our financial statements on a consolidated basis in a similar manner as to Juhl Energy Services, Juhl Energy Development and NextGen.

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

In February 2012, we established Juhl Renewable Energy Systems to develop our own small scale wind turbine and solar-related products and services. Juhl Renewable Energy Systems has not recorded revenues to-date as it has been in the process of developing product ideas, prototyping wind and solar products, and performing the necessary business requirements surrounding the manufacturing, distribution and support of such products.

On April 30, 2012, Juhl Energy became the sole equity owner in Power Engineers Collaborative, L.L.C., an Illinois limited liability company (“PEC”), which provides engineering services to clients in the energy, industry and building systems markets. The financial activities of PEC have been consolidated into our financial statements subsequent to the purchase date.

In February 2013, we formed Juhl Tower Services and began acquiring assets and personnel necessary to perform services with regard to maintenance of cellular communication towers.  We anticipate revenue from this subsidiary beginning in the second quarter of 2013.

Generally accepted accounting principles require certain variable interest entities (“VIE”s) to be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Juhl Energy has determined that Valley View Transmission, LLC (“Valley View”), a 10 MW wind farm that reached commercial operation in November 2011, is a VIE and that Juhl Energy is the primary beneficiary. Our financial statement footnotes describe in more detail the considerations made in determining that Valley View is a VIE, including the equity investment made in the Valley View project at the time of commercial operation.

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

Significant Accounting Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of consolidated financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recognition; realizability of accounts receivable; determination of the primary beneficiary of a variable interest entity; the assumptions used in the impairment analysis of long-lived assets and goodwill; valuation of deferred tax assets, deferred power purchase contract revenue, stock-based compensation and warrants, asset retirement obligations, derivative instruments and other contingencies. It is at least reasonably possible that these estimates will change in the future. Actual amounts may differ from these estimates, and such differences may be material to the consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

Our management has discussed the development and selection of these significant accounting estimates with our board of directors and our board of directors has reviewed our disclosures relating to them.

Results of Operations – Year ended December 31, 2012 Compared to Year ended December 31, 2011

Overview

Our general activity during 2012 was primarily focused on the following acquisitions and projects:

PEC Acquisition/Engineering Consulting Services

Effective April 30, 2012, the Company became the sole equity owner of PEC, which provides engineering consulting services to clients in the energy, industry and building systems markets. The Company entered into a unit purchase agreement (the “Purchase Agreement”) for the purchase of one-hundred (100) membership units of PEC, which represents 100% of the equity interest, from three individual owners. The purchase price consisted of cash in the amount of $750,000. Additionally, options to purchase shares of common stock of the Company (“Options”) under the Company’s Incentive Compensation Plan were issued to the former owners and certain employees of PEC who continued working after the acquisition by the Company as follows: 100,000 Options to Sellers and 150,000 Options to employees of PEC as designated by Sellers. Additionally, the former owners of PEC have the opportunity to receive additional consideration as part of the purchase price in the form of an additional cash amount of $250,000 and 500,000 shares of common stock of the Company, contingent upon PEC meeting certain performance targets for revenue and earnings, as described more fully in the Purchase Agreement. The Company filed a Form 8-K with the Securities and Exchange Commission on May 3, 2012, with respect to the details of this purchase transaction.

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

Wind Farm Development Activity

During 2012, we focused on developing five wind farm projects comprising approximately 50 MW of development in Midwestern or eastern regions of the United States.  This allows us to diversity our development portfolio by adding projects throughout North America and in the regions that generally experience higher electric rates.

Specifically, during 2012, Juhl Energy Development acquired development rights relating to the development, construction and/or operation with respect to the following wind farms:

•	approximately 4 MW wind energy project on a site located in Painesville, Ohio;
•	approximately 20 MW wind energy project on a site in Cass County, Illinois; and
•	approximately 4 MW wind energy project on a site located in Russells Point, Ohio.

Consumer-Owner Renewable Energy Segment

During the year ended December 31, 2012, Juhl Renewable Energy Systems continued the prototype testing of a 35 kw class wind turbine and development of the Solarbank® and Powerbank® product lines in order to advance product performance, and analyze product readiness for distribution.  Therefore, we have not yet achieved significant revenues in the Consumer-Owner Renewable Energy segment during 2012. As previously stated above, NextGen has diminished its small scale wind turbine refurbishing operations and is currently conducting only periodic maintenance activities. We will concentrate on increasing revenues in this segment through the sale of Juhl Renewable Energy Systems’ small wind, Solarbank® and Powerbank® products.

Revenue

Total revenue decreased by approximately $7,447,000, or 47.8%, from approximately $15,578,000 for the year ended December 31, 2011, to approximately $8,131,000, for the year ended December 31, 2012.

A comparison of our revenue for the years ended December 31, 2012 and 2011 is as follows:

	December 31, 2012	December 31, 2011	$ Change	% Change
Juhl Energy Development:
Wind farm development	$601,558	$8,288,191	$(7,686,633)	(92.7)%
Construction	-	5,242,048	(5,242,048)	(100.0)
Juhl Energy Services:
Management and maintenance	1,070,584	1,076,798	(6,214)	(.6)
NextGen/Juhl Renewable Energy Services:
Small scale solar and wind	101,337	364,816	(263,479)	(72.2)
Power Engineers Collaborative:
Engineering consulting	3,338,837	-	3,338,837
Juhl Renewable Assets:
Electricity Sales	3,018,433	605,804	2,412,629	398.3
Total	$8,130,749	$15,577,657	$(7,446,908)	(47.8)%

We acknowledge that the wind farm development and construction aspects of our business model are cyclical in nature and are subject to business conditions and factors such as project timing, financing and legislated energy policy. To illustrate this cyclical nature, we are reporting a decrease of approximately $7,687,000 and $5,242,000 of development fee and construction revenue, respectively, for the year ended December 31, 2012 as compared to 2011.   We are working to stabilize our operations and provide diversified revenue and profit streams to offset or minimize the fluctuations in our wind farm development and construction operating activities.

Further comments surrounding each of our operating entities are as follows:

Juhl Energy Development

Wind farm development revenue, decreased by approximately $7,687,000 from approximately $8,288,000 for the year ended December 31, 2011 to approximately $602,000 for the year ended December 31, 2012.  The decrease in wind farm development revenue for the year ended December 31, 2012 is primarily attributable to wind farm development fee revenue from five wind farm projects that completed financing arrangements during 2011 and $1,679,000 in net proceeds from the sale of our development work-to-date for cash on another wind farm project, whereas we did not complete any wind farm developments in 2012.  The 2012 development fee revenue of approximately $602,000 is primarily related to recognition of deferred fees from previously completed projects.

Our 2012 construction revenues decreased by approximately $5,242,000 from construction revenues in 2011.  This decrease in construction revenue in 2012 was related to having two construction projects during 2011 and none in 2012.  At December 31, 2012, we had no projects under construction.

The timing of our wind farm development and construction revenues are dependent on our ability to successfully complete financing, permitting and turbine arrangements and ultimately complete project construction activities.  Depending on the financing arrangements, we may ultimately be unable to report revenue from construction and development if we are considered the primary beneficiary due to variable interest entity rules.   For 2013, our revenues from development and construction will be dependent upon a number of factors including the extent of federal legislation to continue tax subsidies, our ability to reach power purchase contractual arrangements, permitting and variable interest entity rules.

We believe that the January 2013 federal legislation to extend the production tax credit will provide an opportunity for us to commence development and construction for up to three projects in our pipeline during 2013.  While we cannot accurately predict the nature, timing and extent of projects that we may be able to complete during 2013, we believe that we will have the ability to develop and construct two late-stage development projects comprising approximately 7 MW in Ohio and 20 MW in Montana.

Juhl Energy Services

Revenue in 2012 from wind farm administration, management and maintenance services were essentially flat with 2011, after accounting for eliminations from our consolidated wind farms.  Fee volume for maintenance and management services in 2012 was $190,000 higher than 2011 due to having the benefit of a full year run rate on projects added in 2011.  We currently perform turbine maintenance services to 51 MW of wind farms and management services to 85 MW of wind farms.  Our completed wind farm developments typically result in new revenue streams for management services. In addition, we expect to make bid proposals on existing wind farms for maintenance services and to the extent we are successful in our bids, our revenues will grow accordingly.

Juhl Renewable Assets

In 2011, we acquired ownership in three wind farms (Woodstock Hills, Winona County and Valley View) and our consolidated financial statements include the operations of these entities. In 2012, did not add acquire ownership in any new wind farms.

Revenue for electricity sales in 2012 was approximately $3,018,000 from the three wind farms.  The electricity sales revenue is adjusted based on the use of an accounting revenue recognition policy that reduces the current billing amounts to the average rate over the term of the power purchase contract.

Next Generation Power Systems/Juhl Renewable Energy Systems

Revenues from the sales and services of small scale wind and solar products and services decreased by approximately $263,000 for the year ended December 31, 2012 from December 31, 2011.  The decrease was primarily related to the fact that NextGen did not sell any refurbished turbines during the period ended December 31, 2012 versus two in 2011. NextGen will be focusing on the periodic maintenance and repair services of small scale wind and solar products.   Juhl Renewable Energy Services is in the process of completing a new wind turbine design, and testing of new prototype model, and as such, its revenues are delayed until design and test activities are completed within the next twelve months. Juhl Renewable Energy Services is also seeking to build revenue streams from the Solarbank® and Powerbank® product lines but any significant revenues will probably not occur until third quarter of 2013 as we seek to enhance our production and sales distribution capabilities.

Power Engineers Collaborative (PEC)

Revenues from engineering consulting services were approximately $3,339,000 for the eight months subsequent to the April 30, 2012 acquisition of PEC.  There are opportunities for growth in engineering consulting services due to utility companies who aim to deemphasize coal plant electrical generation in favor of natural gas powered plants and combined cycle power plants. In the first two months of 2013, we have already entered into contracts for over $400,000 in new business.

Cost of Goods Sold

Costs of goods sold decreased by approximately $1,000,000, or 16.6% in 2012, from approximately $6,017,000 for the year ended December 31, 2011 to approximately $5,017,000 for the year ended December 31, 2012.

The comparison of 2012 to 2011 is affected by three primary factors:

•	cost of goods sold in 2012 includes approximately $2,800,000 of labor and sub-consultant expenses related to the new engineering segment whereas there were none in 2011;

•
construction and development expenses in 2011 included approximately $5,000,000 with regard to two construction projects and certain unrecovered development costs whereas in 2012 we incurred virtually none in 2012;

•
costs of goods sold for 2012 includes approximately $1,760,000 of maintenance and operations expenses for three wind farms compared to approximately $500,000 of costs  in 2011 since two wind farms first became operational in late 2011.

Gross margins for the period ended December 31, 2012 decreased by approximately $6,447,000, which is primarily attributable to the decrease in development fee and construction project margins of approximately $7,900,000, offset by additional gross margins generated by the new engineering consulting services of approximately $550,000 and approximately $1,150,000 from a full year of operations on our consolidated wind farm operations.

Operating Expenses

General and Administrative Expenses.  General and administrative expenses increased by approximately $227,000, or 10.7%, from approximately $2,130,000 for the year ended December 31, 2011 to approximately $2,357,000 for the year ended December 31, 2012.

The increase in general and administrative expenses includes:
•
increase of approximately $57,000 in professional services as a result of for due diligence costs associated with business acquisition activity and other business requirements associated with being a public company;

•	decrease of approximately $463,000 in investor relations expenses, related to reductions in the level of spending from a year ago associated with communications to increase exposure of Juhl Energy;

•
increase of approximately $470,000 for general and administrative expenses for PEC, a newly consolidated operating entity since April 30, 2012, including approximately $233,000 for amortization of intangible assets; and

•	an increase of approximately $97,000 in advertising and travel expenses.

Payroll and Employee Benefits.  Payroll and employee benefits expenses decreased by approximately $373,000, or 16.4%, from approximately $2,274,000 for the year ended December 31, 2011 to approximately $1,901,000 for the year ended December 31, 2012.

The decrease of $373,000 is primarily related to three factors: decrease of approximately $214,000 in non-cash stock based compensation expense, net decrease of approximately $355,000 in salary and benefit expenses primarily related to 2011 bonus accruals, and an offset of approximately $196,000 attributable to engineering consulting officer and administrative salaries whereas there were none during 2011.   The payroll expenses related to engineering consulting employees who are directly performing engineering activities are recorded in cost of goods sold.  Payroll related to maintenance services employees are considered as a part of cost of goods sold

Wind Farm Administration Expenses.  Wind farm administration expenses represent costs that we incur to perform administrative services with respect to our management services contracts, as well as the general and administrative expenses incurred directly within the three wind farm entities that we are consolidating.  Wind farm administration expenses increased by approximately $128,000, or 47.8%, from approximately $268,000 for the year ended December 31, 2011 to approximately $396,000 for the year ended December 31, 2012.  The increase in expenses resulted primarily attributable to approximately $200,000 of project administration expenses to manage two wind farm projects that did have a full year of operations in 2011, as well as approximately $50,000 in one-time legal costs associated with the Valley View and Winona wind farm projects.

Operating Income (Loss)

Our operating loss represents a decrease of approximately $6,429,000, from an operating income of approximately $4,888,000 for the year ended December 31, 2011 to operating loss of approximately $1,541,000 for the year ended December 31, 2012.

The decrease in our operating income of $6,429,000 for the year ended December 31, 2012 is primarily attributable to the decrease in development fee activity noted above under Revenue, net of the increases noted above in gross margins obtained from our diversification efforts through recent business acquisitions and growth in non-wind farm development activities.

Other Income (Expense)

Other expense of approximately $1,405,000 during the year ended December 31, 2012 primarily consists of approximately $912,000 of interest expense relating to the Valley View and Woodstock wind farm nonrecourse bank loan notes, a fair value loss adjustment of approximately $111,000 to an interest rate swap agreement on the Valley View wind farm project, and a $400,000 impairment loss accrual of an equity investment. The loss on equity investment was recorded as a result of our evaluation of our long-lived assets as it was determined that carrying value of its investment was not expected to be recoverable in the foreseeable future from the future cash flow or the sale of its ownership stake. Other expense of $70,000 during the year ended December 31, 2012 primarily consists interest expenses included approximately $487,000 primarily related to promissory notes and nonrecourse bank notes held in conjunction with the Valley View and Woodstock wind farms.  Interest income in 2011 of approximately $422,000 was primarily related to promissory notes that we held in conjunction with wind farm development and construction activity.

Net Income (Loss)

Net loss decreased by approximately $5,988,000, or 196.8%, from a net loss of approximately $3,042,000 for the year ended December 31, 2011 to approximately $2,946,000 for the year ended December 31, 2012.  The decrease in net income from the period ended December 31, 2012 is largely attributable to the decreased development fee and construction margins noted above, net of the year-to-year reduction in our income tax provision of $1,776,000.

The net loss for the year ended December 31, 2012 is indicative of the inconsistent revenue patterns of our wind farm development services business as revenue recognition is significantly impacted by the timing of the development fee revenue.

Changes in the Financial Condition for the Period ended December 31, 2012

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Accounts receivable of $1,305,000 at December 31, 2012 included approximately $981,000 for engineering consulting open accounts and approximately $242,000 related to receivables from selling electrical power to a credit-rated utility company. The engineering consulting receivables include an allowance for doubtful accounts of $40,000 which we believe are sufficient to cover any potential uncollectible amounts.   The December 31, 2011 accounts receivable of approximately $2,065,000 included approximately $1,440,000 for construction activities of a 4.95 MW wind farm, which was collected in February 2012.  The Company also collected $6,284,000 related to the U.S. Treasury cash grant receivable for the Valley View wind farm in March 2012 which was used to repay the liabilities for this project.

Property and Equipment

As of December 31, 2012 and December 31, 2011, we held $24,821,000 and $25,846,000 in net book value of property and equipment, respectively.  The assets include approximately $25,730,000 (at original cost) in wind turbine assets of the Woodstock Hills, Valley View and Winona wind farms in 2011. The wind farm assets were booked at fair value at the time of the acquisition for the Woodstock Hills and Valley View entities, and at book value for Winona due to common control. Other assets included in property and equipment includes land, buildings, office equipment, shop equipment and service vehicles.

Liquidity and Capital Resources

Juhl Energy, as a holding company, does not directly operate or have any ownership in any revenue-producing generation facilities. Thus, it has no material assets other than the stock of its subsidiaries and depends upon transfers of funds from its subsidiaries to meet its obligations.

Liquidity is a measure of our ability to meet potential short-term (within one year) and long-term cash requirements, which includes our ability to repay debt, fund and maintain our services offerings and projects, and other general business needs.

At December 31, 2012, we carried approximately $2,352,000 in cash and unrestricted short term-investments on the balance sheet (excluding restricted cash).     In addition, we hold approximately $317,000 of the short-term investments that have been designated as security for the bank notes payable of approximately $319,000 and therefore have been reflected in current assets as a restricted short-term investment on the consolidated balance sheets.

Our unrestricted cash balances declined by approximately $3,220,000 during 2012. Approximately $644,000 of that amount was used to fund our 2012 operating activities.  Further explanation of the decline in our cash balances is included in the commentary below regarding operating, investing and financing activities.

With respect to the negative operating cash flows in 2012, this can be primarily attributable to the highly cyclical nature of the wind farm development and construction aspects of our business model, which is subject to risks and uncertainties surrounding project timing, financing and legislated energy policy. The Company has worked to stabilize its operations by diversifying its business model with recurring revenue and profit streams in order to offset or minimize the fluctuations in our wind farm development and construction operating activities. We expect to achieve profitability and cash flow improvement in the Company’s engineering consulting and asset ownership business segments that were added or expanded this past year, and we have launched efforts in early 2013 to provide recurring revenue streams from tower maintenance contract services.

To strengthen our liquidity position in 2013, we are currently conducting a private sale of Series A preferred stock of our subsidiary, Juhl Renewable Assets.  We anticipate selling approximately $1.4 million of Series A Preferred Stock of Juhl Renewable Assets during April through June 2013.  The purpose of this raise will be to replenish a portion of the approximate $2.4 million of cash funds that we previously invested into three wind farm projects from internal operations.  We believe that funds generated from existing contractual agreements, together with existing cash resources and the preferred stock sales or common stock sales from the Lincoln Park Capital equity line arrangement (which is discussed below), will be sufficient to finance our operations and planned capital expenditures through the next 12 months.

In 2013, we expect to complete two wind farm developments totaling approximately 7 MW in the fourth quarter resulting in recognition of development fees upon project closing along with recoupment of certain project development costs.

Our balance sheet at December 31, 2012 includes a promissory note payable of approximately $2,914,000 to a turbine supplier for amounts due for turbines on the Winona project.  The note was initially payable in April 2012 assuming that the project was able to raise permanent project debt financing. The Company continues to seek long-term outside debt financing for this project. Until such time that debt financing is achieved, the note is payable through free cash flows available from the Winona project, and as such, approximately $2,679,000 has been classified as long-term based on our assessment of future cash flows that are expected beyond one year. The Company has a secured interest in the Winona project. In the event that the Company does not make the free cash flow payments from the Winona project available to the turbine supplier, this could put the Company into an event of default.

The April 2012 purchase agreement with the sellers of the PEC ownership interests called for the sellers to receive cash installments in 2012 for working capital at the date of acquisition that exceeded a $300,000 targeted working capital amount, or approximately $1,020,000.  During December 31, 2012, we had paid approximately $35,000 of this amount.  The remaining liability of approximately $985,000 at December 31, 2012 has been fully paid out to the former owners by March 15, 2013 primarily using sources of payment that became available to us through a bank line of credit, use of cash escrowed at the time of closing, cash collected within the engineering consulting business and approximately $75,000 of cash from Juhl Renewable Assets.  The former owners also may qualify for an earn-out incentive in 2013 and 2014 (maximum $250,000 across the two years) provided that certain revenue and profit levels are met.

We are currently analyzing existing wind farm portfolios of owners who may be interested in selling their interests. We would expect to utilize some of our cash resources in conjunction with resources that we believe will be available to us from outside debt or equity resources.

During February 2013, we launched a new company, Juhl Tower Services.  We intend to invest approximately $250,000 into this enterprise over the period from February through May 2013 as we believe that there will be ongoing cash flows sufficient to provide cash flow from operations after that point in time.

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

Going forward, we plan to broaden our financial sources to include term loans and revolving facilities from banks, public and private equity and debt issuances, and asset specific funding (which stems from our development fee revenue streams and cash flows.  Based on market conditions, we may use other forms of leverage in addition to these financing arrangements.

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

Our future growth strategy is dependent upon diversifying our service offerings in the renewable energy space through the integration of our operating subsidiaries to generate a predictable revenue stream.  Specific to wind, we will continue to pursue new community wind farm developments in order to maintain an active backlog of projects, including distributed generation projects that involve corporate businesses that, like utilities, express a desire to purchase electricity produced by wind farms on long-term contracts. However, we cannot assure that actions will be successful. Should revenue decline to a level significantly below our current expectations, we would reduce capital expenditures and implement cost-reduction initiatives which we believe would be sufficient to ensure that funds generated from operations, together with existing cash and funds available from borrowing under any open credit agreement.

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

The formation of Juhl Renewable Assets provides us with the ability to acquire ownership of existing wind farms that fit our distributed generation model and the size range of products that we typically develop.  We believe that the ownership of community wind farms will provide an ability to expand our services to wind farm operations and to create recurring, repeatable annual revenue streams for our business model.   As an example, we have made investments into the 10 MW Valley View wind farm (February 2011), 10.2 MW Woodstock Hills wind farm (April 2011), and 1.5 MW Winona wind farm (October 2011). We expect to raise funds to purchase such wind and related assets through the selling of preferred stock in Juhl Renewable Assets in order to fund our strategic acquisition operations.  This will avoid delays and difficulties of obtaining financing from traditional lending sources and continue to provide access to financing especially with the lack of PTC driven financing going forward (although the PTC has been extended for one year to wind projects that commence construction in 2013

Another opportunity for growth in 2013 is Juhl Tower Services, which is a wholly-owned subsidiary of Juhl Energy Services.  Juhl Tower Services will enter into agreements to maintain equipment on cellular communication towers. Juhl Tower Services has acquired assets necessary to perform such services and has engaged crew leaders and operations personnel with substantial industry experience in servicing cellular equipment.  Coupled with Juhl Energy Services’ existing staff of service providers trained for working safely at height, Juhl Tower Services has begun receiving work orders in March 2013 and anticipates revenue from this subsidiary beginning in the subsidiary in the second quarter of 2013.

Further to provide some additional liquidity through an equity line approach, the Company signed a purchase agreement on June 15, 2012 (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), together with a Registration Rights Agreement, whereby LPC has agreed to purchase up to $10 million of our common stock, par value $.0001 (the “Common Stock”), over a 30-month period.  Under the Registration Rights Agreement, on July 30, 2012, the Company filed a registration statement with the SEC related to the transaction with the SEC covering the shares that may be issued to LPC under the Purchase Agreement, which registration statement was declared effective on October 9, 2012.  The Company, in its sole discretion, has the right over a 30-month period to sell shares of Common Stock to LPC in amounts up to 100,000 shares and depending upon certain conditions as set forth in the Purchase Agreement increasing to amounts up to 500,000 shares of Common Stock, up to an aggregate of $10 million. The purchase price of the shares of Common Stock will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to LPC.  LPC shall not have the right or the obligation to purchase any shares of our Common Stock on any business day that the price of our Common Stock is below the floor price of $.65, as provided in the Purchase Agreement. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Net Cash – Operating Activities
Net cash used in operating activities decreased by approximately $6,119,000, from the net cash provided by operating activities of approximately $5,475,000 for the year ended December 31, 2011 to net cash used in operating activities of approximately $644,000  for the year ended December 31, 2012.

The change in net cash provided by operating activities of $6,119,000 is primarily due to the collection of wind farm development and construction advisory fees in 2011 from the Meeker County wind projects of approximately $4,200,000, collection of the Grant County Promissory Note receivable of approximately $1,700,000 and receipt of $2,200,000 from the sale of development work-to-date on the Crofton Hills wind project.  We will continue to manage operating expenses as we seek to diversify our revenue base, such as with the acquisition of PEC and three wind farms in 2011.

Net Cash – Investing Activities
Net cash provided by investing activities increased by approximately $5,513,000, from the net cash used in investing activities of approximately $291,000 for the year ended December 31, 2011 to net cash used in investing activities of approximately $5,222,000  for the year ended December 31, 2012.   The increase is primarily attributable to the receipt of U.S. Treasury Section 1603 cash grant in the amount of $6,284,476 and offset by the use of $1,000,000 in cash to fund the PEC acquisition.

Net Cash – Financing Activities
Net cash flow used in financing activities decreased by approximately $7,220,000, from the net cash used in financing activities of approximately $578,000 for the year ended December 31, 2011 to net cash used in financing activities of approximately $7,798,000 for the year ended December 31, 2012. The increase in cash used for financing activities is primarily attributable to the payments made to a bank and vendors from the cash grant of approximately $6,200,000, approximately $800,000 in principal payments on nonrecourse bank loans, and an increase of $77,000 of cash maintained in restricted accounts controlled by lenders on certain wind farm projects.

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

The Company agreed to guarantee certain payments to investors in the Valley View wind farm project as set forth below:

•
the timely payment of any and all guaranteed payments required to be paid to preferred membership investors (who contributed approximately $2.5 million) as they may become due under the respective LLC operating agreements, and the timely payment of any and all amounts payable upon exercise of a put right by such preferred members. The put right is under not under the Company’s control and may occur either in two years or in certain cases, ten years. The Company does have up to six months from the date that to make such Put Right Payment, and should Juhl Energy fail to make the Put Right Payment within such six month period, the principal amount owed by the Company is subject to a penalty of an additional 10%.

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

Juhl Energy, Inc.
Consolidated Financial Statements
December 31, 2012 and 2011

41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Juhl Energy, Inc. and Subsidiaries
Pipestone, Minnesota

We have audited the accompanying consolidated balance sheets of Juhl Energy, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. Juhl Energy, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juhl Energy, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
April 1, 2013

 JUHL ENERGY, INC.
 CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	DECEMBER 31, 2012	DECEMBER 31, 2011

ASSETS

CURRENT ASSETS
Cash	$2,031,039	$5,251,148
Restricted cash	412,665	335,793
Short-term investments and accrued interest receivable	320,950	564,927
Short-term investments - restricted	316,891	382,269
Accounts receivable, net of allowance for doubtful accounts	1,305,317	2,064,939
Grant receivable- U.S. Treasury 1603 cash grant	-	6,284,476
Work-in-progress	527,300	-
Inventory	281,521	270,873
Other current assets	335,187	664,955
Current deferred income taxes	-	108,000
Total current assets	5,530,870	15,927,380

PROPERTY AND EQUIPMENT, Net	24,820,575	25,846,403

OTHER ASSETS
Investment, at cost	-	400,000
Escrow cash reserves for contractual commitments	1,143,005	900,870
Deferred offering and loan costs	329,624	13,607
Intangible assets	563,593	-
Goodwill	214,090	-
Project development costs	345,361	283,141
Total other assets	2,595,673	1,597,618

TOTAL ASSETS	$32,947,118	$43,371,401

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$579,300	$3,828,276
Accrued liabilities	908,072	1,097,338
Payable to former owners of acquired company	985,872	-
Income taxes payable	-	90,000
Deferred revenue - license arrangement and other	317,408	697,281
Current portion of notes payable	234,807	7,540,766
Current deferred income taxes	11,000	-
Derivative liabilities- interest rate swap	225,109	199,946
Current portion of nonrecourse debt	784,606	737,167
Total current liabilities	4,046,174	14,190,774

LONG-TERM LIABILITIES
Nonrecourse debt, net of current portion	9,866,504	10,650,328
Notes payable, net of current portion	2,998,668	-
Derivative liabilities- interest rate swap	898,400	812,553
Deferred revenue - license arrangement and 1603 Grant, net of current portion	2,070,128	2,186,089
Deferred revenue - power purchase contract	3,881,870	3,720,373
Deferred income taxes	31,000	157,000
Total long-term liabilities	19,746,570	17,526,343

REDEEMABLE PREFERRED MEMBERSHIP INTERESTS	2,518,450	2,543,635

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY	180,000	180,000

STOCKHOLDERS' EQUITY
Controlling interest in equity:
Preferred Stock, 20,000,000 shares authorized
Series A convertible preferred stock - $.0001 par value, 4,820,000 issued and outstanding as of December 31, 2012 and 2011 (liquidation preference of $5,883,000 at December 31, 2012 and 2011)	2,527,731	2,527,731
Series B convertible preferred stock - $.0001 par value, 5,966,792 issued and outstanding at December 31, 2012 and 2011	11,392,403	11,392,403
Common Stock - $.0001 par value; 100,000,000 shares authorized, 22,915,849 and 22,059,803 issued and 22,726,245 and 21,870,199 outstanding December 31, 2012 and 2011, respectively
Additional paid-in capital	9,341,235	8,550,435
Treasury stock, 189,604 shares held by the Company at December 31, 2012 and 2011	(218,965)	(218,965)
Accumulated deficit	(18,045,854)	(14,650,814)
Noncontrolling interest in equity	1,457,058	1,327,653
Total stockholders' equity	6,455,924	8,930,649

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,947,118	$43,371,401

The following table presents information on assets and liabilities related to a VIE that is consolidated by the Company at December 31, 2012 and December 31, 2011. The difference between total VIE assets and liabilities represents the Company's interests in those entities, which were eliminated in consolidation.

	DECEMBER 31, 2012	DECEMBER 31, 2011

Cash	$44,970	$28,621
Restricted Cash	330,633	253,761
Accounts receivable and other current assets	231,423	225,977
Grant receivable	-	6,284,476
Property and equipment, net	15,669,942	16,308,909
All other assets	700,000	718,653
Total assets	$16,976,968	$23,820,397

Accounts payable and accrued expenses	$424,270	$2,700,984
Short-term notes payable	-	2,588,200
Derivative liabilities	1,123,509	1,012,499
Deferred revenue- power purchase contract	16,622	-
Nonrecourse debt	9,681,758	10,153,208
Total liabilities	$11,246,159	$16,454,891

The assets of the consolidated VIEs are used to settle the liabilities of those entities. Liabilities are nonrecourse to the general credit of the Company.

 JUHL ENERGY, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012			2011

REVENUE	8,130,749	100.0%		15,577,657	100.0%

COST OF GOODS SOLD	5,017,333	61.7		6,017,327	38.6

GROSS PROFIT	3,113,416	38.3		9,560,330	61.4

OPERATING EXPENSES
General and administrative expenses	2,357,209	29.0		2,130,167	13.7
Payroll and employee benefits	1,901,081	23.4		2,274,497	14.6
Wind farm administration expenses	395,732	4.9		267,783	1.7
Total operating expenses	4,654,022	57.3		4,672,447	30.0

OPERATING INCOME (LOSS)	(1,540,606)	(19.0)		4,887,883	31.4

OTHER INCOME (EXPENSE)
Interest and dividend income	17,429	0.2		422,396	2.7
Interest expense	(911,534)	(11.2)		(486,908)	(3.1)
Loss on fair value of interest rate swap	(111,010)	(1.4)		(5,214)	(0.0)
Loss on equity investment	(400,000)	(4.9)		(152)	0.0
Total other expense, net	(1,405,115)	(17.3)		(69,878)	(0.4)

INCOME (LOSS) BEFORE INCOME TAXES	(2,945,721)	(36.3)		4,818,005	31.0

INCOME TAX BENEFIT (EXPENSE)	-	0.0		(1,776,000)	(11.4)

NET INCOME (LOSS)	(2,945,721)	(36.2)		3,042,005	19.6

LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	130,905	1.6		7,897	0.0

NET INCOME (LOSS) ATTRIBUABLE TO JUHL ENERGY, INC.	$(3,076,626)	(37.8	) %	$3,034,108	19.6%

PREFERRED DIVIDENDS	710,440			416,629

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,787,066)			$2,617,479

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	22,474,217			21,658,433

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$(0.17)			$0.12

The accomanying notes are an integral part of these consolidated statements.

 JUHL ENERGY, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Additional Paid-In	Treasury	Accumulated	Total Stockholders' Equity-	Non- Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Juhl Wind	Interest	Equity

BALANCE - December 31, 2010	21,235,485	$2,123	4,820,000	$2,527,731	6,567,006	$12,819,116	$6,679,204	$(73,926)	$(17,475,835)	$4,478,413	$69,150	$4,547,563

Net income	-	-	-	-	-	-	-	-	3,034,108	3,034,108	7,897	3,042,005

Stock-based compensation	-	-	-	-	-	-	375,451	-	-	375,451		375,451

Series A preferred stock dividend paid in common stock	224,104	23	-	(207,542)	-	-	207,519	-	-	-		-

Series A preferred stock dividend paid in cash			-	(183,413)	-	-		-	-	(183,413)		(183,413)

Issuance of common stock upon conversion of Series B Preferred Stock	600,214	60	-	-	(600,214)	(1,426,713)	1,426,653	-	-	-		-

Series A preferred dividends	-	-	-	390,955	-	-	(207,542)	-	(183,413)	-		-

Dividends on subsidiary preferred stock paid in cash	-	-	-	-	-	-	-	-	(490)	(490)		(490)

Dividends paid on preferred membership interests in wind farms	-	-	-	-	-	-	-	-	(25,184)	(25,184)		(25,184)

Capital contributions to consolidated entities by noncontrolling interests	-	-	-	-	-	-	-	-	-	-	1,319,756	1,319,756

Reclassification of prior noncontrolling interest due to acquisition	-	-	-	-	-	-	69,150	-	-	69,150	(69,150)	-

Common stock purchased pursuant to stock repurchase plan	-	-	-	-	-	-	-	(145,039)	-	(145,039)	-	(145,039)

BALANCE -December 31, 2011	22,059,803	$2,206	4,820,000	$2,527,731	5,966,792	$11,392,403	$8,550,435	$(218,965)	$(14,650,814)	$7,602,996	$1,327,653	$8,930,649

Net income	-	-	-	-	-	-	-	-	(3,076,626)	(3,076,626)	130,905	(2,945,721)

Stock-based compensation	-	-	-	-	-	-	161,511	-	-	161,511		161,511

Series A preferred stock dividend paid in common stock	688,011	69	-	(392,026)	-	-	391,957	-	-	-		-

Series A Preferred dividends	-	-	-	392,026	-	-	(392,026)	-	-	-		-

Dividends on subsidiary preferred stock paid in cash	-	-	-	-	-	-	-	-	(16,200)	(16,200)		(16,200)

Common stock issued as commitment shares on an equity line facility	407,332	41	-	-	-	-	244,358	-	-	244,399		244,399

Contingent issuance of common stock for PEC acquisition	-	-					385,000		-	385,000		385,000

Dividends paid on preferred membership interests in wind farms and other distributions	-	-	-	-	-	-	-	-	(302,214)	(302,214)	(1,500)	(303,714)

BALANCE -December 31, 2012	23,155,146	$2,316	4,820,000	$2,527,731	5,966,792	$11,392,403	$9,341,235	$(218,965)	$(18,045,854)	$4,998,866	$1,457,058	$6,455,924

The accomanying notes are an integral part of these consolidated statements.

 JUHL ENERGY, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012		2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$(2,945,721)	$3,042,005
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		1,473,027	411,442
Loss on equity investment		400,000	320,166
Loss on impairment of project development costs		-	79,641
Stock-based compensation		161,511	375,451
Increase in allowance for doubtful accounts		40,000	-
Gain on previously held equity interest		-	(320,014)
Loss on fair value of interest rate swap		339,937	5,214
Change in operating assets and liabilities, net of effects from acquisitions:
Derivative instruments - interest rate swap		(228,927)
Accounts receivable		1,549,366	(1,724,962)
Promissory notes receivable		-	50,198
Work-in-progress		67,548	-
Inventory		(10,648)	29,340
Reimbursable project costs		-	407,070
Costs and estimated earnings in excess of billings		-	661,418
Other current assets		464,683	106,461
Accounts payable		(1,482,482)	507,467
Promissory notes payable		154,906	(765,221)
Accrued expenses		(227,432)	(76,097)
Income taxes payable		(90,000)	90,000
Deferred income taxes		(7,000)	1,686,000
Customer deposits		-	41,508
Deferred revenue		(268,374)	548,267
Other		(34,140)	-
Net cash provided by (used in) operating activities		(643,746)	5,475,354

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from short-term investments		309,355	347,903
Purchases of short-term investments		-	(249,566)
Proceeds from cash grant		6,284,476	1,413,461
Cash paid for business acquisition, net of cash acquired		(1,000,000)	(219,340)
Payment for investment		(120,000)	(280,000)
Payments for project development costs		(54,022)	(1,098,603)
Payments for property and equipment		(197,784)	(205,295)
Net cash provided by (used in) investing activities		5,222,025	(291,440)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash		(76,872)	(7,291)
Escrowed cash reserves for contractual commitments		(242,135)	(806,821)
Cash dividends paid		(345,099)	(183,902)
Proceeds from sale of preferred stock of subsidiary		-	180,000
Payments for deferred offering costs		(75,000)	-
Proceeds from nonrecourse loan		-	704,405
Principal payments on bank notes payable		(3,466,509)	(319,714)
Payments of accounts payable and promissory notes payable related to property and equipment		(3,592,773)	-
Payments for treasury stock		-	(145,039)
Net cash used in financing activities		(7,798,388)	(578,362)

NET INCREASE (DECREASE) IN CASH		(3,220,109)	4,605,552

CASH BEGINNING OF THE PERIOD		5,251,148	645,596

CASH END OF THE PERIOD		$2,031,039	$5,251,148

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest		$739,817	$200,539

NONCASH INVESTING AND FINANCING ACTIVITIES
Series A preferred stock dividend		$392,026	$390,955
Series A dividend payment in common stock		$(392,026)	$207,519
Promissory note receivable received upon issuance of promissory note payable		$-	$5,264,093
Project deveelopment costs converted to equity investment in wind farm	$		$(293,031)
Conversion of note receivable to equity investment in wind farm		$-	$(1,557,969)
Conversion of Series B Preferred stock to common stock		$-	$1,313,396
Inventory costs converted to project development costs		$-	$1,393,333
Promissory note issued for accounts receivable		$-	$(3,217,676)
Project development costs transferred to property and equipment		$-	$(4,419,440)
Issuance of common stock for equity line commitment		$244,399	$-
Contingent issuance of common stock for PEC acquisiton		$385,000	$-
Other		$-	$(9,928)

The accomanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1.  ORGANIZATION

Juhl Energy is an established leader in the renewable energy industry with a focus on community-based wind power development and ownership of clean energy assets throughout the United States and Canada. In addition, the company provides engineering consulting services to the power and building systems industries and a full range of operations, asset management, and maintenance services to wind farms.

Juhl Energy, Inc. (“Juhl Energy” or “the Company”), formerly known as Juhl Wind, Inc., conducts business under six subsidiaries, Juhl Energy Services, Inc. (“JES”), Juhl Energy Development, Inc. (“JEDI”), Juhl Renewable Assets, Inc. (“JRA”), Next Generation Power Systems, Inc. (“NextGen”), Juhl Renewable Energy Systems, Inc. (“JRES”), Power Engineers Collaborative, LLC (“PEC”), and ownership and operational duties over the following three operating wind farms--Woodstock Hills LLC (“Woodstock Hills”), Winona County Wind (“Winona”) and Valley View Transmission, LLC (“Valley View”). All intercompany balances and transactions are eliminated in consolidation. Effective January 2, 2013, Juhl Wind, Inc. changed its name to Juhl Energy, Inc.

Generally accepted accounting principles require certain variable interest entities (“VIE”s) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient powers, obligations, or rights or if the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.

Juhl Energy initially determined that its Winona County wind farm project was a VIE requiring consolidation through the first three quarters of 2011. Accordingly, the Company’s consolidated financial statements include the accounts of Winona County for those periods. During the fourth quarter of 2011, Juhl Energy acquired 100% of the ownership interest and accounted for this acquisition under the “common control” rules of ASC 805. See Note 23 for further discussion.

As a result of a transaction that occurred during the fourth quarter of 2011, Juhl Energy determined that the Valley View wind farm project was a VIE that required consolidation by the Company. As a result of this transaction, the Company has a 32.6% voting interest in Valley View, and has an additional 13.9% voting power through a voting trust arrangement with three other investors. The Company currently acts as the managing agent for Valley View, and our CEO is also on the Board of Governors of Valley View. In addition, the Company agreed to guarantee certain payments to investors in order to secure the required equity capital and to enable the term loan conversion by the lender. Accordingly, the consolidated financial statements include the accounts of Valley View, including the 32.6% the Company’s ownership interest. The remaining outside interest of 67.4%, which is classified as redeemable membership units, is presented and classified in the consolidated financial statements as noncontrolling interest. Prior to this transaction, the Company accounted for its investment in Valley View as an equity method investment. See Note 23 for further discussion.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH
The Company maintains cash balances at various financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times throughout the year cash balances may exceed the FDIC insurance limits. The Company had an irrevocable letter of credit to insure deposits up to an additional $1.5 million through August 2012, at which time the instrument was no longer deemed necessary. The Company monitors its cash balances to ensure adequacy of collateral for depository balances at financial institutions that exceed FDIC insured amounts. The Company does not believe it is exposed to any significant credit risk on its cash accounts.

RESTRICTED CASH AND ESCROW RESERVES
Restricted cash and escrow reserves for lender includes deposits held in bank accounts under the control by the lender or the power purchaser for which the use of funds, as required by financing agreements, is restricted to meet specific project obligations and debt service requirements. Restricted cash may be distributable to the Company only upon written request of the lender and normally only at certain times of the year (usually coinciding with a debt service payment date) and provided that debt service covenants are in compliance.

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

SHORT TERM INVESTMENTS
Short-term investments include certificates of deposits maintained at various financial institutions. The certificates are intended to be held for investment purposes through their maturity dates that occur at various times throughout the next 12 months. At December 31, 2012 and 2011, the Company’s short-term investments totaled approximately $321,000 and $565,000, respectively, which includes accrued interest receivable.

RESTRICTED SHORT TERM INVESTMENTS
Restricted short-term investments include certificates of deposits maintained at various financial institutions and totaled approximately $317,000 and $382,000 at December 31, 2012 and 2011, respectively. These restricted investments include accrued interest receivable. The certificates are intended to be held for investment purposes through their maturity dates that occur at various times throughout the next twelve months. These investments are classified as restricted as they being held as collateral against a note payable to a bank.

ACCOUNTS RECEIVABLE
Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Trade accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts. Based on historical experience, and its evaluation of the current status of receivables, the Company has recorded an allowance of $40,000 at December 31, 2012. As of December 31, 2011, the Company was of the belief that such accounts would be collectible in all material respects and thus an allowance was not considered necessary.

SECTION 1603 GRANTS
Section 1603 of the American Recovery and Reinvestment Act of 2009 allows the Treasury Department to provide a cash grant in lieu of Investment Tax Credits (a “Section 1603 grant”) for renewable energy generation property. The grant is approximately 30% of the allowed tax basis capital expenditures for the wind farm. Section 1603 grants are deferred on the consolidated balance sheets as deferred revenue. Amortization of the deferred revenue is recognized over the estimated useful life of the wind turbines and recorded as a reduction to depreciation expense.

INVENTORY
Inventory consists primarily of parts and materials relating to the production of small scale wind turbines and large scale turbines purchased for, but not yet allocated to, various construction projects, are stated at the lower of cost or market value.

PROJECT DEVELOPMENT COSTS
Project development costs represent amounts paid by the Company for projects that Juhl Energy is either: (1) the wind farm developer and project owner, (2) a partial project owner, or (3) is the primary beneficiary of the project. Project development costs are carried as a long-term asset until such time that the Company receives a reimbursement as a part of the permanent debt or equity financing of a commissioned wind farm project, or alternatively, the Company may convert these costs into an investment in the project.

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

Building and Improvements (Years)	7	-	39
Vehicles (Years)		5
Machinery and Shop Equipment (Years)	5	-	7
Wind Turbines and Substation (Years)	13	-	25

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

LONG-LIVED ASSETS
Long-lived assets, such as property and equipment and investments, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals. The Company recorded impairment charges of $400,000 and $0 during 2012 or 2011, respectively.

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

The Company reviews reporting units for possible goodwill impairment by comparing the fair values of each of the reporting units to the carrying value of their respective net assets. If the fair values exceed the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. No impairment was recorded during 2012 or 2011.

STOCK OPTION PLANS
Upon issuance of employee stock options on June 24, 2008 (plan inception date), the Company adopted authoritative guidance relating to “Share-Based Payments.” This guidance requires that all stock-based compensation be recognized as an expense in the consolidated financial statements and that such cost be measured at the fair value of the award at the performance commitment or completion date. The Company recognizes compensation expense to employees based on the estimated grant date fair value using the Black-Scholes option-pricing model.

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

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our consolidated balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the year ended December 31, 2012 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value due to the short maturity nature of these instruments. The carrying value of restricted cash and short-term investments approximate their fair value based on quoted market prices. The Company believes the carrying value of the interest rate swap approximates fair value based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs. The Company believes the carrying amount of the long-term debt approximates the fair value due to a significant portion of total indebtedness contains variable interest rates and these rates are market interest rates for these borrowings.

DERIVATIVE FINANCIAL INSTRUMENTS
The Company has an interest rate swap agreement that effectively converts 75% of the borrowings on its long-term debt from a variable interest rate to a fixed interest rate. The fair value of the interest rate swap liability is recorded in the consolidated balance sheets, and changes in fair value of the interest rate swap agreement are recognized as other income (expense) in the consolidated statements of operations. Further information related to the interest rate swap is discussed in Note 15.

USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recognition; realizability of accounts receivable; determination of the primary beneficiary of a variable interest entity; the assumptions used in the impairment analysis of long-lived assets and goodwill; valuation of deferred tax assets, deferred power purchase contract revenue, stock-based compensation and warrants, asset retirement obligations, derivative instruments and other contingencies. It is at least reasonably possible that these estimates will change in the future. Actual amounts may differ from these estimates, and such differences may be material to the consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

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

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Licensing Revenue
Revenues earned from licensing agreements are amortized using the straight-line method over the term of the agreement.

Engineering consulting services
Revenues are primarily generated from professional services provided to clients and are based on either hours of service performed or on a fixed-fee basis. Revenues are accrued through the reporting date for services performed but not yet billed to clients. These unbilled revenues are included in work-in-progress in the accompanying consolidated financial statements.

Provisions for estimated losses on work-in-process are made in the period in which such losses are determined. Changes in project performance, project conditions, and estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined.

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

•
The remaining proceeds are allocated to the following deliverables based on vendor specific objective evidence (“VSOE”) of each item: 1) achievement of a signed Power Purchase Agreement (“PPA”) with an electrical utility, and 2) final commissioning of the wind farm turbines.  Management has determined that these deliverables have stand-alone value, and the Company has established fair value of the undelivered services that are considered probable and in the control of the Company.

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

Wind Farm Construction Services
The Company recognizes revenue on construction contracts on the percentage of completion method with costs and estimated profits included in contract revenue as work is performed. Construction contracts generally provide that customers accept completion of progress to date and compensate the Company for services rendered measured in terms of units installed, hours expended or some other measure of progress. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred as part of the balance of plant contract (which excludes the wind turbines) and accrued to date for each contract to the estimated total cost for each contract at completion. The Company generally considers contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material (excluding wind turbines), labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income, with the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Electricity sales
Electricity sales by wind energy facilities to its utility purchaser are recognized as electrical energy is produced. In accordance with generally accepted accounting principles, revenue levelization is required whenever there is a variable pricing arrangement such as the power purchase agreement (PPA) with Woodstock Hills and Valley View. This requires that the revenue be levelized over the term of the agreement. The revenue recognized is determined by the megawatt hours made available during the period multiplied by the average revenue per megawatt hour over the life of the PPA.

The Woodstock Hills wind farm is credited with producing Renewable Energy Credits (REC’s). These have a market value, and as REC’s are sold on the open market, the Company recognizes the proceeds as a reduction in the carrying amount of the deferred power purchase contract revenue.

EARNINGS (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income (loss) by the weighted average number of shares and share equivalents outstanding during the period. For the years ended December 31, 2012 and 2011, the Company had no share equivalents outstanding relating to outstanding stock options and warrants because their respective exercise prices were greater than the average closing market price of the Company’s common stock.

INCOME TAXES
Deferred income taxes are provided for timing differences between financial statements and income tax reporting, primarily from the use of accelerated depreciation methods for income tax purposes, stock-based compensation, prepaid expenses, accrued liabilities, warranty costs, deferred revenue and net operating losses that are available to offset future taxable income. The measurement of deferred tax assets and liabilities is based on provisions of the benefits and liabilities when realization of the tax position is uncertain. The first step is to determine whether the tax positions meet the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2009. The Company's policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of December 31, 2012 or 2011 and such uncertain tax positions as of each date are insignificant.

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

COMPARATIVE DATA
Certain 2011 balance sheet and statement of operations items have been reclassified to conform to the current period’s presentation, including the combination of promissory notes payable with other notes payable and other income and expense amounts.

3.     PRIVATE PLACEMENT OF SERIES A 8% CONVERTIBLE PREFERRED STOCK AND COMMON STOCK WARRANTS

In June 2008, the Company completed a private placement consisting of shares of newly-created Series A 8% Convertible Preferred Stock (Series A), and detachable, five-year Class A, Class B and Class C warrants to purchase shares of common stock at an exercise price of $1.25 (Class A), $1.50 (Class B) and $1.75 (Class C) per share. In total, the Company sold 5,160,000 shares of Series A (convertible at any time into a like number of shares of common stock) and Class A, Class B and Class C Warrants to each purchase 2,580,000 shares of common stock, or an aggregate of 7,740,000 shares of common stock. Such warrants were subsequently exercised or exchanged in June 2009 (see Note 4). The Company also issued 2,250,000 shares of our common stock to Greenview Capital, LLC and unrelated designees at the closing of the transaction in consideration for merger advisory services.

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

Liquidation Rights of Series A

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, including a merger or consolidation of the Company with or into another company, or any transfer, sale or lease by us of substantially all of the assets, the holders of Series A will be entitled to receive out of the assets available for distribution to stockholders, before any distribution is made to holders of common stock or any other series of the preferred stock, liquidating distributions in an amount equal to $1.20 per share, plus accrued but unpaid dividends, which totaled $5,883,000 including dividends accrued of approximately $99,000 at December 31, 2012.

Redemption Rights of Series A

Series A have no redemption rights.

Dividends Rights of Series A

Series A will be entitled to receive dividends at a rate of 8% per year, payable quarterly in arrears in cash or shares of common stock. The Company has accrued dividends to Series A totaling approximately $99,000 at both December 31, 2012, and 2011.

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

4.    ISSUANCE OF SERIES B CONVERTIBLE PREFERRED STOCK

On June 29, 2009, the Company entered into a Warrant Amendment Agreement with the holders of the Company’s Class A, Class B and Class C warrants, whereby the holders and the Company agreed that such warrants would be exercisable solely for the Company’s new Series B Convertible Preferred Stock (Series B). In conjunction with this agreement, the holders of all classes of warrants also exercised certain warrants into shares of the Company’s common stock with cash proceeds of approximately $2,526,000 to the Company.

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

Redemption Rights of Series B

Series B have no redemption rights.

Dividends Rights of Series B

Series B has no cumulative preferred dividend provisions.  Series B shall participate in any dividends declared and paid by the Company on its common stock on an as-converted basis.

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

5.    CUMULATIVE PREFERRED STOCK OF SUBSIDIARY

In December 2011, the Company’s wholly-owned subsidiary, Juhl Renewable Assets, Inc. issued 180,000 shares of Cumulative Series A Preferred Stock at a stated price of $1.00 per share. The subsidiary has designated 6,000,000 shares for this purpose. The Company expects to use the proceeds from the sale of preferred stock for investment in renewable energy projects or investments. Holders of the Preferred stock will be entitled to receive, to the extent of legally available funds, a targeted dividend of 9% per annum, payable quarterly. Dividends for the year ended December 31, 2012 were approximately $16,000 and were less than $1,000 for the year ended December 31, 2011. The preferred shares carry no voting rights, but have a liquidation preference over common stockholders of the subsidiary. The Company has the call protection right whereby it has the right, but not an obligation, to redeem any outstanding shares subject to the provisions in the certificate of designation. Based on the designations and rights offered to preferred stockholders, the preferred stock is being carried outside of permanent equity on the consolidated balance sheets.

6.    REDEEMABLE PREFERRED MEMBERSHIP INTERESTS

The Valley View wind farm, which is consolidated in the Company’s financial statements (see Note 23), includes membership interests that carry preferences that are not available to common members. At November 30, 2011, approximately $2,518,000 was contributed (or converted from common interests). Holders of the membership interests are entitled to receive, to the extent of legally available funds, a targeted dividend of 12% per annum, payable quarterly. Dividends for the year ended December 31, 2012 and 2011were approximately $302,000 and $25,000, respectively.  These membership interests include a put right at the option of the respective member, to request redemption of the membership interests after two years, or in the case of one member, after 10 years.   The put right is outside the control of the Company and as such, these membership interests, together with any accrued dividends, are being carried outside of permanent equity on the consolidated balance sheets.

7.    CONCENTRATIONS, RISKS AND UNCERTANTIES

The Company derived approximately 49% of its revenues for the year ended December 31, 2012 from two customers primarily as a result of the electricity sales and consulting services, and approximately 83% of its revenues for the year ended December 31, 2011 were from sales to six customers primarily as a result of development and construction services fees. At December 31, 2012 and 2011, approximately 48% and 95% of the Company's accounts receivable were due from three and two customers, respectively.

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

During 2012, the Company incurred a loss from operations and experienced negative cash flows from operating activities. This is primarily attributable to the highly cyclical nature of the wind farm development and construction aspects of our business model, which is subject to risks and uncertainties surrounding project timing, financing and legislated energy policy. The Company has worked to stabilize its operations by diversifying its business model with recurring revenue and profit streams in order to offset or minimize the fluctuations in our wind farm development and construction operating activities. Based upon current operating levels and obligations, the Company plans to achieve profitability improvement in the Company’s engineering consulting and asset ownership business segments that were added or expanded this past year, and has launched efforts in 2013 to provide recurring revenue streams from tower maintenance contract services. In addition, the Company plans to augment its current working capital through a private sale of Series A preferred stock of its subsidiary, Juhl Renewable Assets, of approximately $1.4 million in order to replenish a portion of the approximate $2.4 million of cash funds that we previously invested into three wind farm projects from internal operations.  We believe that funds generated from existing contractual agreements, the preferred stock sales or sales from common stock that may become available through the Lincoln Park equity line arrangement (see Note 27), together with existing cash resources, will be sufficient to finance our operations and planned capital expenditures and sustain operations for fiscal year 2013.

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

8.     ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
	December 31, 2012	December 31, 2011
Accounts receivable	$1,345,317	$2,064,939
Allowance for doubtful accounts	(40,000)	-
Total	$1,305,317	$2,064,939

9.     INVENTORY

Inventory consists of the following:
	December 31, 2012	December 31, 2011
Materials and supplies	$281,521	$270,873

10.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	December 31, 2012	December 31, 2011
Land and improvements	$82,958	$60,158
Building and improvements	292,690	294,590
Equipment, including vehicles	502,908	413,358
Turbines and improvements	25,667,243	25,633,493
Construction in process	120,707	65,284
Subtotal	26,666,506	26,466,883
Less accumulated depreciation	(1,845,931)	(620,480)
Total	$24,820,575	$ 25,846,403

Depreciation expense, including amounts for grant liability amortization, was approximately $1,236,000 and $409,000 for the year ended December 31, 2012 and 2011, respectively.

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

11.   INTANGIBLE ASSETS

A summary of intangible assets as of December 31, 2012 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period (years)
Customer relationships	$110,000	$(14,667)	$95,333	5
Noncompete agreements	278,000	(37,067)	240,933	5
Contract backlog	409,189	(181,862)	227,327	1.5
Total	$797,189	$(233,596)	$563,593	3.2

Approximate aggregate amortization expense for each of the next five years is as follows:

For the period ended December 31,
2013	$304,927
2014	77,600
2015	77,600
2016	77,600
2017	25,866

Amortization expense, including amounts for deferred loan costs, for the years ended December 31, 2012 and 2011 was approximately $237,000 and $2,000, respectively.

12.   INCOME TAXES

The Company files a consolidated tax return inclusive of each of its wholly-owned subsidiaries, JES (formerly DanMar), JEDI, JRA, JRES, PEC and NextGen.

The Company has recorded deferred tax assets and liabilities arising from the anticipated timing differences recorded in the consolidated financial statements and income tax returns for various accrued expenses, accounting methods used in computing depreciation and revenue recognition and benefits from net operating loss carryforwards.

The income tax provision (benefit) for the years ended December 31, 2012 and 2011 consists of the following components:

	2012	2011
Current	$-	$90,000
Deferred	-	1,686,000
Total income tax provision (benefit)	$-	$1,776,000

The components of the deferred income tax asset and liability as of December 31, 2012 and December 31, 2011 are as follows:

	2012	2011
Current deferred income tax asset:
Accrued vacation and compensation	$19,000	$111,000
Reserves for warranty and other	57,000	51,000
Total	$76,000	$162,000

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Non-current deferred income tax asset:
Stock-based compensation expense	$882,000	$818,000
Deferred revenue/other	835,000	472,000
Net operating loss carryforward/tax credits	2,430,000	1,672,000
1603 cash grant basis	539,000	562,000
State depreciation adjustments	464,000	358,000
Less valuation allowance	(1,965,000)	(818,000)
Total	$3,185,000	$3,064,000

Current deferred income tax liability:
Prepaid expenses	$87,000	$54,000

Non-current deferred income tax liability
Depreciation	$3,216,000	$3,221,000

Deferred income taxes are presented on the consolidated balance sheets under the following captions at December 31, 2012 and 2011:

	2012	2011
Net current assets	$-	$108,000
Net current liabilities	(11,000)	-
Net non-current assets		-
Net non-current liabilities	(31,000)	(157,000)
Total	$(42,000)	$(49,000)

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2012 and 2011, a valuation allowance of $1,965,000 and $818,000, respectively, has been recognized for deferred tax assets, primarily for stock-based compensation.

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the year ended December 31, as follows:

	2012		2011
Statutory tax rate	$(1,001,000)	34.0%	$1,638,000	34.0%
States taxes, net of federal benefit	(177,000)	6.0	289,000	6.0
Nondeductible income/expenses	54,000	(1.9)	10,000	0.2
Other, net	(23,000)	.8	(298,000)	(6.2)
Increase in valuation allowance	1,147,000	(38.9)	137,000	2.8
	$-	-%	$1,776,000	36.8%

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

13.  NOTES PAYABLE

Notes payable consists of the following:

	December 31, 2012	December 31, 2011

Note payable to a turbine supplier, including interest at 6%, payable solely through 95% of net cash flows from a wind project; secured by Company’s first secured rights arising out of its Development and Construction Services Agreement with the underlying project *	$2,914,095	$2,759,190

Note payable to a construction subcontractor, including interest at 8%; paid in full March 2012.	-	1,732,073

Note payable to a governmental entity, bearing no interest, paid in full in February 2012.	-	84,800

Cash grant bridge note payable to a bank, with interest at 3-month LIBOR plus 2.75 basis points (3.28% at December 31, 2011); due February 2012, interest payable on due date; collateralized by wind farm project assets; loan was paid in full March 2012 upon receipt of the cash grant.	-	2,588,200

Note payable to a bank with revolving draw feature; $600,000 maximum loan amount subject to borrowing base consisting of 80% of eligible accounts receivable; interest at the Wall Street Journal prime rate plus 2.25% (5.5% at December 31, 2012); due December 2013, interest payable monthly; collateralized by all assets of PEC; guaranteed by Juhl Energy	-	-

Note payable to bank, interest payable monthly at 4.75%, collateralized by certificates of deposit, due November 2017.	319,380	376,503
Totals	3,233,475	7,540,766

Less current portion	(234,807)	(7,540,766)
Long-term portion	$2,998,668	$-

* The note payable has been classified as long-term based on estimated payments from project cash flows. Increases in amounts represent accrued interest.

The future minimum principal payments of the nonrecourse debt are as follows:

For the period ended December 31,
2013	$234,807
2014	240,192
2015	241,891
2016	244,770
2017	168,669
Thereafter	2,103,146
Total	$3,233,475

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

14.   NONRECOURSE DEBT

Nonrecourse debt obligations consist of the following:

	December 31, 2012	December 31, 2011
Note payable to bank, due January 2016, with interest at 5.5%; payable in quarterly installments of $82,031, collateralized by Woodstock Hills assets including turbines and improvements, rights to payment under leases and the power purchase contract.	$969,352	$1,234,287

Note payable to bank, due in April 2026, payable in semi-annual payments of principal and interest. Interest rate floats at 6-month LIBOR plus 3.25 basis points totaling approximately 3.79% and 3.50% at December 31, 2012 and 2011, respectively, with 75% of the loan balance subject to an interest rate swap arrangement, which fixes this portion of the debt at approximately 6.96% at both December 31, 2012 and 2011; collateralized by all Valley View wind farm project assets; see Note 15 for interest rate swap disclosure.	9,681,758	10,153,208
Total nonrecourse debt	10,651,110	11,387,495
Less current portion	(784,606)	(737,167)
Long-term portion	$9,866,504	$10,650,328

The future minimum principal payments of the nonrecourse debt are as follows:

For the period ended December 31,

2013	$784,606
2014	835,162
2015	888,673
2016	631,131
2017	569,060
Thereafter	6,942,478
Total	$10,651,110

In conjunction with the Woodstock Hills nonrecourse bank note, a maintenance and repair reserve of $250,000 is required to be maintained. The bank is permitting this reserve to be funded ratably over eight quarters at $31,250 per quarter. The balance of the cash reserve is $218,750 at December 31, 2012 and is included in long-term assets under the caption Escrow Cash Reserves for Contractual Commitments.

The Valley View wind farm nonrecourse debt originally was a $10,300,000 construction loan that converted to a term loan upon completion of construction in November 2011. The credit facility also includes a standby letter of credit in an amount of $750,000 pursuant to a security fund provision in the PPA. Substantially all assets and contract rights of the Valley View wind farm are pledged as security under the Financing Agreement. The Financing Agreement carries a two-year guarantee by the turbine supplier that the project will maintain a certain debt service coverage ratio. The Financing Agreement and the related mortgage documents contain reporting requirements and restrictive loan covenants, which require the maintenance of various financial ratios.

In conjunction with the Valley View nonrecourse bank note, maintenance and debt service cash reserves of $150,000 and $450,000, respectively, are required to be maintained. These required reserves of $600,000 were deposited into escrow accounts held by the lender at the time of the term loan closing. The amounts are included under the caption Escrowed Cash Reserves for Contractual Commitments.

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

15.   DERIVATIVE FINANCIAL INSTRUMENT - INTEREST RATE SWAP

The Company has an interest rate swap agreement with an initial notional amount of $7,700,000 to effectively convert those borrowings under its long-term debt arrangement from a variable interest rate to a fixed interest rate of approximately 6.96% during its 15-year term. The notional amount of the interest rate swap agreement obligation totaled approximately $7,261,000 and $7,615,000 at December 31, 2012 and 2011, respectively. The fair value of the interest rate swap agreement obligation (Level 2 in the fair value hierarchy) approximated $1,124,000 and $1,012,000 at December 31, 2012 and 2011, respectively, and is recorded as a current and long-term liability in the balance sheet. The Company determines the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.

The following table provides details regarding the Company's derivative instruments at December 31, 2012:
Instruments	Balance Sheets location	Assets	Liabilities
Interest rate swap	Current liabilities	$-	$225,109
Interest rate swap	Long-term liabilities	-	898,400

The following table provides details regarding the Company's derivative instruments at December 31, 2011:

Instruments	Balance Sheets location	Assets	Liabilities
Interest rate swap	Current liabilities	$-	$	$ 199,946
Interest rate swap	Long-term liabilities	-		812,553

The following table provides details regarding the losses from the Company's derivative instruments in the consolidated statements of operations, none of which are designated as effective hedging instruments:

		Year ended December 31,
Instruments	Balance Sheets location	2012	2011
Interest rate swap	Other income (expense)	$(111,010)	$(5,214)

16.  POWER PURCHASE CONTRACT LIABILITY

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

In accordance with our revenue recognition policy in Note 2, revenue levelization is used to recognize revenue from the electricity sales of Woodstock Hills. Revenue deferred under this levelization calculation at December 31, 2012 and 2011 was approximately $363,000 and $231,000, respectively.

At the time of acquisition of Woodstock Hills in April 2011, the power purchase rates in the PPA between Woodstock Hills and NSP were considered unfavorable when compared with market conditions at the time of the acquisition. As a result, an unfavorable contract liability of approximately $3,700,000 was recognized on the acquisition date. The amount of this liability was determined based on the estimated current market rate that power purchasers were paying for electrical power compared to the average PPA rate over the life of the contract, net of the fair value of the renewable energy credits that Woodstock Hills could be expected to realize during the term of the PPA.

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The Company has recorded the following long term liability in its consolidated financial statements in relation to the PPA:

	December 31, 2012	December 31, 2011
Rate levelization adjustment	$594,234	$231,086
Unfavorable contract liabilities	3,431,884	3,489,287
Total	$4,026,118	$3,720,373

The PPA requires Woodstock Hills to provide security to NSP in the form of a letter of credit for the decommissioning, front-loaded rates and overall agreement compliance. At December 31, 2012, Woodstock has obtained letters of credit from a bank in the amounts of $500,000 and $255,000 to provide the required security to NSP for front-loaded rates and decommissioning, respectively. NSP has not exercised any of its rights to draw upon the security during the term of the PPA. The letters of credit are renewable on an annual basis.

The $500,000 letter of credit agreement requires a cash escrow to be funded over time with an initial deposit of $50,000 made in December 2010, and minimum payments of $28,125 per quarter beginning April 2012. The $255,000 line of credit agreement requires a cash escrow to be funded over time with minimum payments of $12,750 per quarter beginning April 2011. At December 31, 2012, Woodstock has escrowed approximately $224,700 in cash toward the escrow requirements. These escrowed deposits are reflected within the noncurrent asset called Escrowed Cash Reserves for Contractual Commitments.

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

In accordance with our revenue recognition policy in Note 2, revenue levelization is used to recognize revenue from the electricity sales of Valley View.  Revenue deferred under this levelization calculation at December 31, 2012 was approximately $16,000.

17.  STOCK-BASED COMPENSATION

The Company has an incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and any other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. As of December 31, 2012, the Company has 1,387,111 shares available for award under the plan. In October 2012, the Company’s stockholders approved the increase in the maximum shares reserved under the plan to 4,500,000 shares from 2,897,111 shares subject to further requisite approvals. As of the issuance of these consolidated financial statements, the Company has not obtained all requisite approvals to increase the reserved shares under the plan.

Stock Options

The Company has granted to key employees and directors of the Company 1,510,000 options to purchase common shares under the above plan.  In addition, the Company issued an additional 500,000 stock options to a director in June 2009 outside of the plan. The outstanding stock options carry an exercise price ranging from of $.77-$2.11 per share and expire ten years from the date of grant. Grants under the plan are discretionary and typically vest over four years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For grants issued in 2012, the following Black-Scholes option-pricing model assumptions were used, underlying price of $0.77, dividend yield of 0%, expected volatility of 96%, risk-free interest rate of 0.89%, and average expected life of 6 years. For grants issued in 2011, The following Black-Scholes option-pricing model assumptions were used, underlying price of $1.15, dividend yield of 0%, expected volatility of 95%, risk-free interest rate of 1.60% and average expected life of 6 years. Based on the pricing model, the Company expensed approximately $161,000 and $375,000 in the years ended December 31, 2012 and 2011, respectively.

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

A summary of the Company’s stock option plan as of December 31, 2012 and 2011 and changes during the years then ended is listed below:

	Weighted Average Exercise Price	Option Shares
Outstanding at January 1, 2012	$1.68	1,760,000
Granted	$0.77	250,000
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2012	$1.57	2,010,000

Options exercisable at the end of the period	$1.65	1,816,250

Outstanding at January 1, 2011	$1.69	1,740,000
Granted	$1.15	30,000
Exercised	-	-
Expired	-	-
Forfeited	$2.00	(10,000)
Outstanding at December 31, 2011	$1.47	1,760,000

Options exercisable at the end of the period	$1.77	1,606,250

As of December 31, 2012, there was approximately $96,000 total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of 1.5 years.  The weighted average fair value of options granted during 2012 and 2011 is $0.53 and $0.81 per share, respectively. There was no intrinsic value in the options outstanding or exercisable as of December 31, 2012 or 2011, as the exercise prices were greater that the last traded price of the Company's common stock.

The following table summarizes information for options outstanding and exercisable at December 31, 2012:

Range of Prices			Options Outstanding	Options Outstanding Weighted Avg. Remaining Contractual Term in Years	Options Outstanding Weighted Avg. Exercise Price	Options Exercisable	Options Exercisable Weighted Avg. Exercise Price
	$.77		250,000	9	$.77	62,500	$.77
$1.00	–	1.15	575,000	6	1.01	568,750	1.01
$1.89	–	2.11	1,185,000	6	2.01	1,185,000	2.01
$.77	–	2.00	2,010,000	7	$1.57	1,816,250	$1.65

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Warrants

The Company has issued common stock warrants to individuals or firms for consulting and investor relations services. A summary of the warrants are as follows:

Issue date	Number of warrants	Expiration Date	Exercise Price per share
December 2008	50,000	June 2013	$7.00	-	$10.00
December 2009	100,000	December 2014		$1.25
September 2012	50,000	December 2015		$.50

Total	200,000

All of the warrants are vested and allow the holder to purchase common stock at the exercise prices shown above.  To determine fair value of the warrants issued in 2012 for the purposes of measuring stock compensation expense, the Company uses the Black-Scholes pricing model with the following assumptions, dividend yield of 0%, expected volatility of 110%, risk-free interest rate of .33%, and contract life of 3 years. The Company recognized compensation expense of approximately $1,000 and $0 for warrants to non-employees during the years ended December 31, 2012 and 2011, respectively.

18.  LICENSING ARRANGEMENT

In July 2009, NextGen entered into a non-exclusive Manufacturing License and Reseller agreement with an unrelated company. The agreement provides that NextGen will license its small turbine technology and, among other things, grants a right to manufacture units over a twenty year period. The agreement also provides for exclusive distribution rights in certain areas of the United States.  Revenue is being amortized over the twenty year period.   For the years ended December 31, 2012 and 2011, licensing revenue of approximately $50,000 and $50,000, respectively, and is included in revenue in the consolidated financial statements.  Deferred licensing revenue of approximately $829,000 and $879,000 is included on the consolidated balance sheets in current and long-term deferred revenue as of December 31, 2012 and December 31, 2011, respectively.

19.   BUSINESS SEGMENTS

The Company groups its operations into four business segments:

Project Services (formerly titled wind farm development and management services )	Wind farm development and construction, asset management and maintenance services
Consumer-Owned Renewable Energy products	Sales and distribution of small scale wind and solar products
Clean Energy Asset Ownership and Operations	Ownership and operations of consolidated wind farms
Engineering Consulting services	Business-to-business engineering consulting services

Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The accounting policies for each segment are the same as those described in the summary of significant accounting policies. Segment income or loss does not include any allocation of shared-service costs. Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaid expenses, inventory, work-in-progress, property and equipment and escrow deposits. Unallocated assets include corporate cash and cash equivalents, short-term investments, deferred tax amounts and other corporate assets. Inter-segment balances and transactions have been eliminated.

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

During the year ended December 31, 2012, the Company’s reportable segments have changed as a result of the addition of the Engineering Consulting Services segment together with a re-naming of segments and break-out of corporate overhead for improved presentation. As such, results and financial position for the year ended December 31, 2011 have been included in the new business segment format.

The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	For the Year Ended December 31,
	2012	2011
Revenue:
Project services	$2,119,708	$14,839,574
Consumer-owned renewable energy	101,337	364,816
Clean energy asset ownership and operations	3,018,433	605,804
Engineering consulting services	3,338,837	-
Intercompany eliminations	(447,566)	(232,537)
Total Revenue	$8,130,749	$15,577,657

Income (loss) from operations:
Project services	$960,000	$9,117,695
Consumer-owned renewable energy	(221,571)	(50,097)
Clean energy asset ownership and operations	1,033,335	(188,844)
Engineering consulting services	(113,809)	-
Corporate and other	(2,795,995)	(3,762,084)
Intercompany eliminations	(402,566)	(228,787)
Income (loss) from operations	(1,540,606)	4,887,883
Other income (loss), net	(1,405,115)	(69,878)
Income (loss) before income taxes	$(2,945,721)	$4,818,005

	As of December 31, 2012	As of December 31, 2011
Identifiable Assets:
Project services	$875,650	$4,215,856
Consumer-owned renewable energy	488,814	584,746
Clean energy asset ownership and operations	26,129,967	32,410,510
Engineering consulting services	2,038,859	-
Corporate and other	3,413,828	6,160,289
Total assets	$32,947,118	$43,371,401

20.  TRANSACTIONS WITH RELATED PARTIES

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

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

21.  COMMITMENTS AND CONTINGENCIES

Construction Services Agreements
The Company enters into construction services agreements with third parties for the construction of wind projects. The construction services agreements provide for a fixed price or cost-plus arrangements, subject to change orders pursuant to changes in work scope or work conditions. The construction fees are generally billable on a monthly basis. At December 31, 2012 and 2011, the Company had no construction projects in progress.

Development Agreements
The Company enters into development agreements with third parties for the development of wind projects. The development agreements call for development fees ranging from 3% to 5% of the total project cost. The development fees are generally paid by the project owners in installments: upon signing of the development agreement (ranging from 2-10% of the fee), signing of the power purchase agreement (approximately 5% of the fee), upon availability of funding and signing of the PPA (approximately 40% of the fee), and the remaining 50% is due at the commercial operation date of the project. As of December 31, 2012 and 2011, the Company was involved with various development agreements at different stages within the contracts. The Company was also involved with several new projects for which development agreements have not been signed.

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

Turbine Maintenance Agreements
The Company has agreements in place to perform turbine maintenance services for three wind farm projects, and from time to time will engage in additional maintenance services on a time and materials basis. The agreements provide quarterly or annual payments on a per-turbine basis. The agreements have various maturity dates through 2014. The agreements generally may only be terminated in the event of non-performance.

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

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Guarantees

The Company agreed to guarantee certain payments to investors in the Valley View wind farm project as set forth below:

•
The timely payment of any and all guaranteed payments required to be paid to  preferred membership investors (who contributed approximately $2.5 million)  as they may become due under the respective LLC operating agreements, and the timely payment of any and all amounts payable upon exercise of a put right by such preferred members.  The put right is outside the control of the Company and may occur either in two years or in certain cases, ten years.  The Company does  have up to six months from the date that to make such Put Right Payment, and should the Company fail to make the Put Right Payment within such six month period, the principal amount owed by the Company is subject to a penalty of an additional 10%.

•
The Company has agreed, with respect to a put right made available to one of the Preferred Members in the Valley View project (who contributed $500,000) to redeem any of its units then held by the Purchaser for a price in cash equal to the present value of the (i) estimated future distributions to be made to Purchaser net of (ii) estimated future income allocations for which no distributions are projected to be made. If the Company fails to pay in full the put right purchase amount in cash on the due date, the Company shall issue a promissory note with a maturity date not exceeding 36 months and pay interest thereon.

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

22.  OPERATING LEASE COMMITMENTS

Land Leases:
The Company’s three wind farm investments (Woodstock Hills, Winona, and Valley View) maintain lease agreements with landowners for the real estate related to the wind energy generation facilities. The leases, which generally run for 25 – 30 years from inception, will expire between 2017 and 2036.

Office Space leases:
The company has entered into five operating leases for office and warehouse space in connection with its administrative and ongoing operations. The leases expire at various dates through June 2014.

The minimum lease payments for the next five years under these lease arrangements are as follows:

	Land Leases	Space Leases	Total
2013	$55,200	$186,977	$242,177
2014	55,200	116,444	171,644
2015	55,200	-	55,200
2016	55,200	-	55,200
2017	55,200	-	55,200
Thereafter	857,600	-	857,600
Total	$1,133,600	$303,421	$1,437,021

Rent expense under the above leases were approximately $222,000 and $63,000 for the years ended December 31, 2012 and 2011, respectively.

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

23.  VARIABLE INTEREST ENTITIES

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

Consolidated Variable Interest Entities

Valley View Transmission, LLC
In February 2011 and November 2011, the Company made investments into the Valley View project entity. In addition, outside investors also invested into this entity during November 2011 (November 2011 Transaction). The Company estimated, based on the terms of the November 2011 transaction, that the Company was the primary beneficiary of this VIE.

Pre-November 2011 Transaction. The Company entered into a Development and Construction Services Agreement with Valley View Transmission which was formed to own the Valley View wind farm project in Minnesota. Under this agreement, the Company contracted with the existing owners of the wind farm project for the development, design, construction, installation, and construction period financing of the project’s balance of plant. The Company began construction of the wind farm in the fourth quarter of 2010 for the expected $4.2 million balance of plant construction cost of the project. The Company’s primary subcontractor has also agreed to assist the Company in its financing by deferring payment of its services through the acceptance of a promissory note until permanent financing was placed on the project but no more than one year from mechanical completion of the project. In March 2011, the Company converted approximately $480,000 of its receivables into a 48% equity ownership, and simultaneously the turbine supplier became approximately a 52% majority controlling interest in this limited liability company. In March 2011, the construction loan and bridge loan financing was completed and the turbine supplier formally agreed to provide a guarantee of the $10 million construction loan portion of the financing. Based on these circumstances, the Company is not considered the primary beneficiary for this VIE. In making a determination of whether the Company is the primary beneficiary in this VIE for purposes of the consolidated financial statements, the Company notes that it did not have any power (explicit or implicit) to direct the activities of Valley View that most significantly impact the economic performance of the project entity. The Company, or any employee or owner of the Company, was also not acting as management for Valley View. Valley View had rights and power to terminate the agreement with the Company at any time. At no time during the design or setup of Valley View was the Company expected to be, or desired to be, in a position of control.

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

November 2011 Transaction. On November 29, 2011 (just prior to the declaration of the Valley View commercial operation date), the Company (through its subsidiary, Juhl Renewable Assets) and other outside investors invested $1,372,430 and $3,200,000, respectively, to purchase an 80.4% interest in the Valley View entity. Previously, the Company owned had an equity investment in this project. As a result of the November 2011 Transaction and previous ownership, the Company has a 32.6% voting interest in Valley View, and has an additional 13.9% voting power through a voting trust arrangement with three other investors. The Company currently acts as the managing agent for Valley View, and our CEO is also on the Board of Governors of Valley View. In addition, the Company agreed to guarantee certain payments to investors in order to secure the required equity capital and to enable the term loan conversion by the lender. See Note 21 Commitments and Contingencies with regard to guarantees made by the Company in connection with acquiring additional equity in the project from certain investors. Based upon the new ownership structure that has occurred upon project completion, the Company determined that Valley View is a VIE that requires consolidation as a result of the Company’s power to direct the activities of the entity.

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

The following table summarizes the estimated fair values of Valley View’s assets acquired and liabilities assumed, effective November 30, 2011, the date the Company obtained control of Valley View:

Cash- restricted and unrestricted	$2,921,800
Accounts receivable, net	52,300
Cash grant receivable	6,284,500
Other current assets	555,100
Property and equipment	16,410,600
Total identifiable assets acquired	26,224,300
Accounts payable and other liabilities	(2,496,800)
Accrued expenses	(130,800)
Construction payable	(4,704,800)
Short-term note payable	(2,588,200)
Derivative liability-interest rate swap	(1,007,300)
Long-term debt	(9,607,400)
Total liabilities assumed	(20,535,300)
Net assets acquired	$5,689,000

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

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Winona County Wind
The Company entered into a Development and Construction Services Agreement in November 2010 with a limited liability company, Winona County Wind, LLC (“Winona”), which was formed to own a wind farm project in Minnesota. Under this agreement, the Company contracted with the existing owners of the wind farm project for the development, design, construction, installation, and construction period financing of the project’s wind turbines and balance of plant. The Company agreed to take a promissory note for the expected $4 million cost of the wind turbines and construction costs of the project. The Company maintains a first security interest in all of the Winona assets and also received a pledge of the membership interests of the existing owners. The Company determined that this limited liability company was a VIE for which the Company was the primary beneficiary as a result of our implicit power to direct the activities of the entity and the existing ownership and significantly impact the economic performance of Winona, and therefore has been consolidating the Winona project as a variable interest entity since 2010. All significant intercompany transactions were eliminated during the course of the project construction. The Winona wind farm reached commercial operation on October 27, 2011.

On October 13, 2011, the Company purchased 100% of the ownership interests of Winona. The acquisition was accounted for under the “Common Control” accounting guidance whereby the assets and liabilities of Winona were recorded at their respective carrying amounts as of the date of the acquisition. The total consideration paid at the acquisition date was $5,000 and the Company subsequently paid an additional $95,000 of consideration through assumption of a note.

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

Since inception of the program through December 31, 2012, the Company repurchased 189,604 shares of Juhl common stock in the open market at a cost of $218,965, or an average purchase price of $1.15 per share. The purchases are reflected in Stockholders’ Equity under the caption Treasury Stock.

25.  BUSINESS ACQUISITIONS

Power Engineers Collaborative

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

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Pursuant to the Purchase Agreement, the Company purchased the membership interests for a total consideration paid of $1,385,000 consisting of: (i) cash in the amount of $750,000, and (ii) contingent consideration as follows: an additional cash amount of $250,000, and 500,000 shares of common stock of the Company valued at $.77 per share price at the closing date (stock value $385,000). The contingent consideration will be earned by the sellers of the PEC interests provided that PEC meets certain performance targets for revenue and earnings. It is the Company’s expectation that PEC will meet these performance targets and as such, the contingent consideration has been included in the acquisition price of the net assets acquired. In addition, the purchase agreement allows for the sellers of the PEC interests to receive cash installments for working capital that exceeded a $300,000 targeted working capital amount. Such installment payments are approximately $1,000,000 in total.

The acquisition is being accounted for under the acquisition method and, accordingly, the operating results for PEC have been included in the consolidated statements of operations from the date of acquisition. The assets and liabilities of PEC were recorded at their respective estimated fair values as of the date of the acquisition using generally accepted accounting principles for business combinations. The fair value of the total consideration paid at the acquisition date was $1,385,000, exclusive of payments owed to the former owners.  The Company used a combination of the market and cost approaches to estimate the fair values of the PEC assets acquired and liabilities assumed. The estimated fair values of property and equipment, and intangible assets were determined based on inputs that are not observable in the market and are therefore classified as Level 3 inputs. The goodwill acquired as a part of the acquisition is deductible for tax purposes and will be allocated to the Engineering Consulting segment.

The following table summarizes the estimated fair values of PEC’s assets acquired and liabilities assumed, effective April 30, 2012, the date the Company obtained control of PEC.

Accounts receivable	$829,744
Other current assets	134,915
Work-in-progress	594,848
Property and equipment	78,400
Intangible assets	797,189
Other assets	8,198
Total identifiable assets acquired	2,443,294
Accounts payable and other liabilities	(94,206)
Accrued expenses	(158,166)
Due to former owners	(1,020,012)
Total liabilities assumed	(1,272,384)
Total identifiable net assets assumed	1,170,910
Goodwill	214,090
Net assets acquired	$1,385,000

Unaudited proforma results of operations for the years ended December 31, 2012 and 2011 as if the Company had acquired majority ownership of PEC on January 1, 2011 are as follows. The proforma results include estimates and assumptions which management believes are reasonable. However, proforma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	December 31, 2012	December 31, 2011
Net revenue	$10,644,213	$21,469,713
Net income (loss) before taxes	$(2,365,978)	$5,130,935

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Woodstock Hills wind farm

On April 28, 2011, the Company paid $400,000 to acquire a 99.9% ownership interest in a 10.2 megawatt wind farm, Woodstock Hills, located near the Company's headquarters in Woodstock, Minnesota. The Woodstock Hills wind farm has been operating as a wind energy generation facility since 1999 and had been originally developed by the Company’s CEO, who remains the .1% minority interest member. The .1% minority interest is considered immaterial for purposes of accounting for this noncontrolling interest in our consolidated financial statements.

The acquisition is being accounted for under the acquisition method and, accordingly, the operating results for Woodstock Hills have been included in the consolidated statements of operations from the date of acquisition. The assets and liabilities of Woodstock were recorded at their respective estimated fair values as of the date of the acquisition using generally accepted accounting principles for business combinations. The fair value of the total consideration paid at the acquisition date was $400,000.  The Company used a combination of the market and cost approaches to estimate the fair values of the Woodstock Hills assets acquired and liabilities assumed.

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

26.  INVESTMENT

In October 2011, the Company agreed to invest $400,000 in a company engaged in the sales and distribution of photovoltaic products and solar systems. The Company has applied the cost method of accounting for this investment. During the fourth quarter of 2012, the Company evaluated the investment for purposes of its long-lived asset impairment analysis. It was determined that carrying value of its investment was not expected to be recoverable in the foreseeable future from the future cash flow or the sale of its ownership stake. The Company has therefore recorded a $400,000 loss of the investment to reduce its carrying value of this investment to $0 at December 31, 2012. The loss is reflected within other income (expense) in the consolidated statements of operations.

27.  ISSUANCES OF COMMON STOCK IN CONNECTION WITH AN EQUITY LINE

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

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The purchase price of the shares will be based on the market prices of the Company’s common stock immediately prior to the time of sale as computed under the Purchase Agreement. In no event, however, will LPC be obligated to purchase shares of common stock under the Purchase Agreement at a price of less than $.65 per share. The Company may, at any time, and in its sole discretion, terminate the Purchase Agreement without fee, penalty or cost upon notice to LPC. LPC may not assign or transfer its rights and obligations under the Purchase Agreement. There are no trading volume requirements, and the Company will control the timing and amount of any sales of common stock to LPC. As of December 31, 2012, no shares have been issued in conjunction with this arrangement.

In consideration for entering into the Purchase Agreement, the Company issued to LPC 407,332 shares of common stock in April 2012 as initial commitment shares, valued at $244,399 at the closing date. This amount has been recorded as a deferred offering expense and will be amortized based on actual usage of the equity line.

28.  LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. While the ultimate outcome of these matters is not presently determinable, it is in the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company.  Due to the uncertainties in the settlement process, it is at least reasonably possible that management’s view of outcomes will change in the near term.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2012, the end of the period covered by this report. Based upon management’s evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were designed at a reasonable assurance level and were effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. Management reviewed the results of its assessment with our audit committee, which is comprised of our independent directors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table shows the positions held by our board of directors and executive officers, and their ages as of March 20, 2013:

Name	Age	Position
Daniel J. Juhl	62	Chairman of the Board of Directors and Principal Executive Officer
John P. Mitola	47	President and Director
John J. Brand	56	Principal Financial Officer
Edward C. Hurley	59	Director
General Wesley Clark (ret.)	68	Director
James W. Beck	69	Director

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

John J. Brand became our Chief Financial Officer in January 2009.  Mr. Brand is a former certified public accountant with 14 years of audit, tax and consulting experience in public accounting firms, including Grant Thornton. He has significant experience in the financial management of both public and early stage high growth technology companies, as well as a record of achievement in assisting the growth of emerging companies. Immediately prior to joining Juhl Energy, and since 2002, Mr. Brand served as the Chief Financial Officer of CMS Direct, Inc. (now CognitiveDATA, Inc., a subsidiary of Merkle, Inc. subsequent to acquisition), a marketing services and database technology firm serving predominantly the retail industry. From 1993-1999, he served as Chief Financial Officer of MTI Group, a start-up computer network technology services firm that grew to $60 million revenue until its acquisition by Comdisco (a $2B leasing and services firm on NYSE), where he acted as Division Controller in the Network Services Division. From 1999- 2002, Mr. Brand held Chief Financial Officer positions in two start-up business enterprises, a search engine software development endeavor for Subjex Corporation and an energy storage device manufacturer, Powerbanc Corporation. Mr. Brand received his B.S. degree in Accounting from St. Cloud State University.

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

General Wesley Clark (ret.) became a director of our Company in January 2009, and is a member of our nominations and governance committee, of which he currently serves as chair. He is also a member of our compensation committee and our audit committee.  Wesley K. Clark is a businessman, educator, writer and commentator.

General Clark serves as Chairman and CEO of Wesley K. Clark & Associates, a strategic consulting firm; Co-Chairman of Growth Energy; senior fellow at UCLA's Burkle Center for International Relations; Chairman of Clean Terra, Inc.; Director of International Crisis Group; Chairman of City Year Little Rock; as well as numerous corporate boards. In addition to serving on the board of directors of the Company, General Clark serves on the board of directors of AMG Advanced Metallurgical Group N.V, a global producer of specialty metals and metallurgical vacuum furnace systems; BNK Petroleum Inc., an energy company focused on the acquisition, exploration and production of large oil and gas reserves; Bankers Petroleum Ltd., a Canadian-based  oil and gas exploration and production company; Amaya Gaming, a Canadian company in the electronic gaming industry, Torvec Inc ., a U.S. automotive technology company; and is a partner in United Global Resources, LLC, a U.S. broker dealer focused on project development. General Clark has authored three books and serves as a member of the Clinton Global Initiative's Energy & Climate Change Advisory Board, and ACORE's Advisory Board.

General Clark retired a four star general after 38 years in the United States Army. He graduated first in his class at West Point and completed degrees in Philosophy, Politics and Economics at Oxford University (B.A. and M.A.) as a Rhodes Scholar. While serving in Vietnam, he commanded an infantry company in combat, where he was severely wounded and evacuated home on a stretcher. He later commanded at the battalion, brigade and division level, and served in a number of significant staff positions, including service as the Director Strategic Plans and Policy (J-5). In his last assignment as Supreme Allied Commander Europe, he led NATO forces to victory in Operation Allied Force, saving 1.5 million Albanians from ethnic cleansing.

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

Board Composition and Meetings of Board of Directors

The Board of Directors is currently composed of five members. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.  In 2012, our Board of Directors met in person three times and acted by written consent three times.

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

Audit Committee.  The Board of Directors of the Company established an Audit Committee on November 24, 2009, at which time Mr. Beck was appointed Audit Committee Chairman, and Mr. Hurley and General Clark were appointed as members of the Audit Committee.  As a result, the Audit Committee is comprised of our "independent" directors as defined in NASDAQ Marketplace Rule 5605(a)(2). The Board of Directors of the Company adopted an Audit Committee Charter on April 8, 2010.  The Audit Committee reviews the results and scope of the audit and the financial recommendations provided by our independent registered public accounting firm.  Further, the Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.

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

Compensation Committee. The Board of Directors of the Company established a Compensation Committee on April 8, 2010. The Compensation Committee is comprised of our “independent” directors as defined in NASDAQ Marketplace Rule 5605(a)(2). The Compensation Committee reviews and approves our salary and benefit policies, including compensation of executive officers. Further, the Compensation Committee administers our Incentive Compensation Plan, and recommends and approves grants of stock options, restricted stock and other awards under that plan.

Nominations and Governance Committee. The Board of Directors of the Company established a Nominations and Governance Committee on April 8, 2010 meeting.  The Nominations and Governance Committee is comprised of our “independent” directors as defined in NASDAQ Marketplace Rule 5605(a)(2). The Nominations and Governance Committee reviews the qualifications of prospective directors for consideration by the board of directors as management’s nominees for directors. The purpose of the Nominations and Governance Committee is to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The Nominations and Governance Committee’s duties also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

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

Amended and Restated 2008 Incentive Compensation Plan

On June 16, 2008, our board of directors and holders of a majority of our outstanding shares of common stock adopted and approved the 2008 Incentive Compensation Plan, which our board ratified on June 24, 2008. On June 20, 2012, our Compensation Committee and our Board of Directors adopted and approved the Amended and Restated 2008 Incentive Compensation Plan subject to shareholder approval. On October 1, 2012 the shareholders of the Company adopted and approved the Amended and Restated 2008 Incentive Compensation Plan as follows: (a) to increase the number of shares available for awards thereunder from 2,897,111 up to a total of 4,500,000 (subject to other requisite approval which has not yet been obtained); (b) to change, retroactively, the annual per-participant limit from 30,000 shares to 1,000,000 shares of common stock to conform to the original intent of the Incentive Compensation Plan; and (c) to make administrative changes which revise the format but not the substance of the Plan. The purpose of our Incentive Compensation Plan is to provide stock options, stock issuances and other equity interests to employees, officers, directors, consultants, independent contractors, advisors and other persons who have made or are expected to make contributions to our company.

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

Shares Available for Awards. Subject to certain recapitalization events described in our plan, the aggregate number of shares of common stock that may be issued pursuant to our Incentive Compensation Plan at any time during the term of such plan is 2,897,111 shares, and as of December 31, 2012, there were a total of 1,510,000 shares outstanding under such plan.  If any award expires, or is terminated, surrendered or forfeited, the common stock covered by such award will again be available for the grant of awards under our plan.

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

Our code of ethics is posted on our Internet website at www.juhlenergy.com. We will provide our code of ethics in print without charge to any stockholder who makes a written request to us at Juhl Energy, Inc., 1502 17th St SE, Pipestone, Minnesota 56164.  Any waivers of the application, and any amendments to, our code of ethics must be made by our board of directors.  Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website, www.juhlenergy.com.

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth, for the most recent two fiscal years, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Principal Executive Officer and two other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2012:

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary $	Bonus $	Stock Awards $	Option Awards 1 $	Non-Equity Incentive Plan Compen- sation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $		Totals $

Daniel J. Juhl	2012	236,250	-	-	-	-	-	10,296	2	246,546
Chairman and Principal Executive Officer	2011	214,585	60,000	-	-	-	-	82,227	3	356,812
John P. Mitola	2012	236,350	-	-	-	-	-	10,296	2	246,546
President	2011	214,585	50,000	-	-	-	-	82,227	3	346,812
John Brand	2012	180,000	-	-	-	-	-	10,200	2	190,200
Principal Financial Officer	2011	150,000	45,000	-	-	-	-	41,945	4	236,945

1 The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in our financial statements included in this annual report. The amounts represent annual amortization of fair value of stock options granted to the named executive officer.

2 Represents Car Allowance and Health Savings Account contribution

3 Represents Car Allowance, Health Savings Account contribution PTO and salary catch-up

4 Represents Car Allowance, Health Savings Account contribution and PTO

The aggregate amount of benefits in each of the years indicated did not exceed the lesser of $50,000 or 10% of the compensation of any named officer.

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John P. Mitola	510,000	-	-	$1.00	06/24/2018	-	-	-	-
John J. Brand	100,000	-	-	$1.95	01/26/2019	-	-	-	-
John J. Brand	150,000	-	-	$2.11	08/13/2019	-	-	-	-

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

The table below summarizes the compensation that we paid to non-management directors for the fiscal year ended December 31, 2012.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward C. Hurley	20,300	-	-	-	-	-	20,300
General Wesley Clark	19,800	-	-	-	-	-	19,800
James Beck	26,500	-	-	-	-	-	26,500

Employment Agreements

Effective January 1, 2012 we entered into an Executive Employment Agreement with Daniel J. Juhl under which we will employ Mr. Juhl as Chief Executive Officer for a five-year term ending on December 31, 2016. During the first year of the term, Mr. Juhl’s monthly salary was $19,687.50, and Mr. Juhl’s monthly salary will be increased by five percent (5%) during each remaining year of the term. We are obligated to pay Mr. Juhl an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by the board of directors. The performance bonus is conditioned upon (a) profitable operations of our company for the full year for which the bonus is to be paid and (b) minimum revenue growth during the year for which the bonus is to be paid as established by the board of directors. Mr. Juhl is entitled to be granted options to purchase 1,000,000 shares of common stock of the Company, subject to approval by the board of directors and any additional required approvals. Mr. Juhl receives an automobile allowance of $750 per month, 20 days of paid annual vacation and other employee benefits provided to similarly-situated employees. Mr. Juhl is entitled to severance compensation in an amount equal to 90 days’ pay in the event he terminates his employment for good reason.

Effective January 1, 2012 we entered into an Executive Employment Agreement with John M. Mitola under which we will employ Mr. Mitola as President for a five-year term ending on December 31, 2016. During the first year of the term, Mr. Mitola’s monthly salary was $19,687.50, and Mr. Mitola’s monthly salary will be increased by five percent (5%) during each remaining year of the term. We are obligated to pay Mr. Mitola an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by the board of directors. The performance bonus is conditioned upon (a) profitable operations of our company for the full year for which the bonus is to be paid and (b) minimum revenue growth during the year for which the bonus is to be paid as established by the board of directors. Mr. Mitola is entitled to be granted options to purchase 1,000,000 shares of common stock of the Company, subject to approval by the board of directors and any additional required approvals. Mr. Mitola receives an automobile allowance of $750 per month, 20 days of paid annual vacation and other employee benefits provided to similarly-situated employees. Mr. Mitola is entitled to severance compensation in an amount equal to 90 days’ pay in the event he terminates his employment for good reason.

Effective January 1, 2012 we entered into an Executive Employment Agreement with John J. Brand under which we will employ Mr. Brand as Chief Financial Officer for a five-year term ending on December 31, 2016. During the first year of the term, Mr. Brand’s monthly salary was $15,000, and Mr. Brand’s monthly salary will be increased in the range of three percent (3%) to five percent (5%) annually based on the judgment of the board of directors as recommended by the Compensation Committee based on the balance sheet health of the Company and other relevant factors. We are obligated to pay Mr. Brand an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by the board of directors. Mr. Brand is entitled to be granted options to purchase 750,000 shares of common stock of the Company, subject to approval by the board of directors and any additional required approvals. Mr. Brand receives an automobile allowance of $750 per month, 20 days of paid annual vacation and other employee benefits provided to similarly-situated employees. Mr. Brand is entitled to severance compensation in an amount equal to 90 days’ pay in the event he terminates his employment for good reason.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

On June 16, 2008, we adopted the 2008 Incentive Compensation Plan, and on October 1, 2012 adopted the Amended and Restated 2008 Incentive Compensation Plan.

The following table provides information as of December 31, 2012, with respect to the shares of common stock that may be issued under our existing equity compensation plan.

Equity Compensation Plan Information

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,510,000		$1,387,111

Equity compensation plans not approved by security holders	700,000		$-

Total	2,210,000		$1,387,111

The material provisions of the Amended and Restated 2008 Incentive Compensation Plan approved by security holders are described herein. A copy of the Amended and Restated 2008 Incentive Compensation Plan and a copy of the form of option agreement thereunder are included as Exhibits 10.1 and 10.2, respectively, to this Report.

The 700,000 options and warrants granted under equity compensation plans not approved by security holders include the following:

•
Options granted June 29, 2009 as compensation to our director, General Wesley Clark, to purchase 500,000 shares of common stock at $2.00 per share, with 166,666 shares immediately exercisable, 166,667 options vesting on June 29, 2010 and 166,667 options vesting on June 29, 2011. The options expire June 29, 2019. The form of this option agreement is included as Exhibit 10.7 to this Report.

•
Warrants granted December 19, 2008 as compensation to a consultant to purchase 25,000 shares of common stock at $7.00 per share, which warrants expire June 19, 2013. The form of this Warrant Agreement is attached as Exhibit 10.3 to this Report.

•
Warrants granted December 19, 2008 as compensation to a consultant to purchase 25,000 shares of common stock at $10.00 per share, which warrants expire June 19, 2013. The form of this Warrant Agreement is attached as Exhibit 10.4 to this Report.

•
Warrants granted December 31, 2009 as compensation to two consultants each to purchase 50,000 shares of common stock at $1.25 per share, which warrants expire December 31, 2014. The form of these warrant agreements is attached as Exhibit 10.9 to this Report.

•
Warrants granted September 12, 2012 as compensation to a consultant to purchase 50,000 shares of common stock at $0.50 per share, which warrants expire September 12, 2015. The form of this Warrant Agreement is attached hereto as Exhibit 10.9 to this Report.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 19, 2013 by:

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

Name (1)	Number of Shares Beneficially Owned (2,10)		Percentage of Shares Beneficially Owned (3)
5% Stockholders:

Vision Opportunity Master Fund, Ltd.	12,485,027	(4,13)	37.187%

Greenview Capital, LLC	1,912,909	(5,13)	8.16%

Daybreak Special Situations Master Fund, Ltd.	1,912,909	(6,13)	8.16%

Executive Officers and Directors:

Daniel J. Juhl	14,000,000	7	60.39%

John P. Mitola	1,760,000	8	7.43%

John J. Brand	250,000	9	1.07%

Edward C. Hurley	20,000	10	*

General Wesley Clark	525,300	11	2.22%

James Beck	20,000	12	*

All executive officers and directors as a group (6 persons)	16,575,300		67.65%

*	Represents less than 1%.

1 Other than the 5% Stockholders listed above, the address of each person is c/o Juhl Energy, Inc., 1502 17 th Street SE, Pipestone, Minnesota 56186.

2 Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after March 19, 2013, by the exercise or conversion of any warrant, stock option or convertible preferred stock. Unless otherwise noted, shares are owned of record and beneficially by the named person.

3 The calculation in this column is based upon 23,181,376 shares of common stock outstanding on March 19, 2013. The 189,729 treasury shares beneficially held by the Company are excluded from the number of shares of common stock outstanding and are not deemed outstanding for purposes of computing .the percentages in this column The shares of common stock underlying warrants, stock options and convertible preferred stock are deemed outstanding for purposes of computing the percentage of the person holding them but are not deemed outstanding for the purpose of computing the percentage of any other person.

4 Consists of (a) 2,086,277 shares of common stock currently held by Vision Opportunity Master Fund, (b) 4,560,000 shares of common stock issuable upon the conversion of Series A convertible preferred stock and (c) 5,838,750 shares of common stock issuable upon the conversion of Series B convertible preferred stock. Adam Benowitz is the Portfolio Manager of Vision Capital Advisors, LLC, the investment manager of Vision Opportunity Master Fund, Ltd., which is the registered holder of the securities.  Mr. Benowitz, as the Managing Member of Vision Capital Advisors, LLC and the Director of Vision Opportunity Master Fund, has voting and dispositive power over the securities owned by Vision Opportunity Master Fund.  The preferred stock is subject to the ownership limitation detailed in Note 13 below. The address for Vision Opportunity Master Fund, Ltd. is c/o Citi Hedge Fund Services (Cayman) Limited, Cayman Corporate Cenre, 27 Hospital Road, 5 th Floor, Grand Cayman KY1-1109, Cayman Islands.

5 Consists of (a) 1,172,301 shares of common stock owned by Greenview Capital, LLC and its individual members John Prinz and Gene Maher), (b) 480,608 shares of common stock currently held by Daybreak Special Situations Master Fund, an affiliate of Greenview Capital, LLC, and Larry Butz as Managing Partner of Daybreak Capital Management LLC, the investment advisor to Daybreak Special Situations Master Fund, Ltd., and (c) 260,000 shares of common stock issuable upon the conversion of Series A convertible preferred stock held by Daybreak Special Situations Master Fund.  The preferred stock is subject to the ownership limitation detailed in Note 13 below.  Larry Butz as Managing Partner of Daybreak Capital Management LLC, the investment advisor to Daybreak Special Situations Master Fund, Ltd., has voting and dispositive power over the shares held by Daybreak Special Situations Master Fund, Ltd.  Mr. Butz, as Managing Partner of Daybreak Capital Management LLC, may be deemed to beneficially own the shares of common stock held by Daybreak Special Situations Master Fund, Ltd.  Each of Daybreak Capital Management LLC and Mr. Butz disclaim beneficial ownership of such shares.  Daybreak Capital Management LLC is an affiliate of Greenview Capital LLC, and the beneficial ownership figures, before and after the offering, includes shares beneficially owned by Greenview Capital.  The address for Greenview Capital, LLC is 303 Broadway Street, Libertyville, Illinois 60048.

6  Consists of (a) 480,608 shares of common stock owned by Daybreak Special Situations Master Fund and Larry Butz as Managing Partner of Daybreak Capital Management LLC, the investment advisor to Daybreak Special Situations Master Fund, Ltd. (b) 1,172,301 beneficially owned by Greenview Capital, LLC, an affiliate of Daybreak Special Situations Master Fund, and its individual members (John Prinz and Gene Maher),  and (c) 260,000 shares of common stock issuable upon the conversion of Series A convertible preferred stock. The preferred stock is subject to the ownership limitation detailed in Note 13 below. The address for Daybreak Special Situations Master Fund, Ltd. is 143 E. Main St Suite 150 Lake Zurich, IL 60047.

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

9 Consists of 250,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

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

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Juhl Energy provides management, administrative and accounting services to four wind farm operations in which Dan Juhl and immediate family members have less than 5% equity interests in each entity. The revenues earned in the years ended December 31, 2012 and 2011 was $15,000 and $123,000, respectively.

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

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services were approximately [$225,000].   These audit fees were incurred for the audit of the Company’s annual financial statements included within Form 10-K, review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, and the review of the various required periodic reporting filings. The Company incurred approximately [$43,000] for tax or other various financial statement consulting services for the year ended December 31, 2012.

For the year ended December 31, 2012, the total fees charged to the Company for audit services were $__________, and for audit-related services $_________.

The current policy of the board of directors is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit-related fees have been approved by specific board action in 2012.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Company’s financial statements filed as part of this annual report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here- with	Exhibit No.	Form/File No.	Filing Date
3.1	Certificate of Incorporation filed January 30, 2006	3.1	Form SB-2 File No. 333-141010	March 31, 2007

3.2	Certificate of Amendment of Certificate of Incorporation filed September 26, 2006	3.2	Form SB-2 File No. 333-141010	March 31, 2007

3.3	Certificate of Amendment of Certificate of Incorporation filed June 20, 2008 and effective June 24, 2008	3.1	Form 8-K File No. 333-141010	June 24, 2008

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here- with	Exhibit No.	Form/File No.	Filing Date
3.4	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock filed June 11, 2009		3.4	Form S-1/A File No. 333-154617	June 12, 2009

3.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed September 28, 2009		3(i)	Form 8-K File No. 333-141010	September 28, 2009
3.6	Certificate of Amendment of Certificate of Incorporation filed December 18, 2012 and Certificate of Amendment of Certificate of Amendment of Certificate of Incorporation filed December 20, 2012		3.1	Form 8-K File No. 000-54080	January 2, 2013

3.7	Amended and Restated Bylaws		3	Form 8-K File No. 000-54080	August 22, 2011

4	Specimen common stock certificate	X

10.1	Amended and Restated 2008 Incentive Compensation Plan	X

10.2	Form of Option Agreement under Amended and Restated 2008 Incentive Compensation Plan	X

10.3	Form of warrant agreement with consultant dated December 19, 2008		10.5	Form 10-K File No. 000-54080	March 30, 2012

10.4	Form of second warrant agreement with consultant dated December 19, 2008		10.6	Form 10-K File No. 000-54080	March 30, 2012

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here- with	Exhibit No.	Form/File No.	Filing Date
10.5	Memorandum of Understanding dated April 13, 2009 between Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan	10.12	Form S-1/A File No. 333-154617	April 15, 2009

10.6	Waiver Agreement dated May 13, 2009 between Juhl Wind, Inc., and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan	10.2	Form 10-Q File No. 333-141010	May 15, 2009

10.7	Form of option agreement dated June 29, 2009 between Juhl Wind, Inc. and Wesley K. Clark	10.1	Form 10-Q File No. 333-141010	November 14, 2011

10.8	Waiver Agreement dated September 23, 2009 between Juhl Wind, Inc. and each of Vision Opportunity Master Fund, Ltd., Daybreak Special Situations Master Fund, Ltd., Bruce Meyers and Imtiaz Khan	10.20	Form S-1 File No. 333-162232	September 30, 2009
10.9	Form of warrant agreement with consultants dated December 31, 2009 and September 12, 2012	10.16	Form 10-K File No. 000-54080	March 30, 2012

10.10	Sale Agreement dated as of April 28, 2011 between Heller Financial, Inc. and Juhl Wind, Inc.	10.1	Form 8-K File No. 000-54080	May 4, 2011

10.11	Transfer Agreement dated as of April 28, 2011 between Heller Financial, Inc. and Juhl Wind, Inc.	10.2	Form 8-K File No. 000-54080	May 4, 2011

10.12	Sale Agreement dated as April 28, 2011 between Mission Funding Zeta and Juhl Wind, Inc.	10.3	Form 8-K File No. 000-54080	May 4, 2011

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here- with	Exhibit No.	Form/File No.	Filing Date
10.13	Transfer Agreement dated as of April 28, 2011 between Mission Funding Zeta and Juhl Wind, Inc.	10.4	Form 8-K File No. 000-54080	May 4, 2011

10.14	Transfer and Assignment Agreement dated as of May 6, 2011 between Juhl Wind Asset Investment, Inc. and Juhl Wind, Inc.	10.22	Form 10-K File No. 000-54080	March 30, 2012

10.15	Unit Purchase Agreement, dated as of October 13, 2011 between individual sellers and Juhl Energy Development, Inc.	2.1	Form 8-K File No. 000-54080	February 24, 2012

10.16	Form of Guaranty Agreement dated as of November 30, 2011 between Geo Investors Renewable Infrastructure Fund, L.P. and Juhl Wind, Inc.	10.1	Form 8-K File No. 000-54080	January 4, 2012

10.17	Form of Juhl Wind Valley View, LLC letter agreement for Pearl Nicholas Trust, dated November 29, 2011	10.2	Form 8-K File No. 000-54080	January 4, 2012

10.18	Form of Juhl Wind Asset Investment, Inc. letter agreement with Pearl Nicholas Trust, dated as November 29, 2011	10.3	Form 8-K File No. 000-54080	January 4, 2012

10.19	Form of Subscription Agreement dated as of November 29, 2011 between Juhl Valley View, LLC and Juhl Wind Asset Investment, Inc.	10.4	Form 8-K File No. 000-54080	January 4, 2012

10.20	Transfer Agreement, dated as of December 31, 2011 between Juhl Energy Development, Inc. and Juhl Renewable Assets, Inc.	2.2	Form 8-K File No. 000-54080	February 24, 2012

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here- with	Exhibit No.	Form/File No.	Filing Date
10.21	Form of employment Agreement dated January 1, 2012, between Juhl Wind, Inc. and Dan Juhl	10.29	Form 10-K File No. 000-54080	March 30, 2012

10.22	Form of employment agreement dated January 1, 2012 between Juhl Wind, Inc. and John Mitola	10.30	Form 10-K File No. 000-54080	March 30, 2012

10.23	Form of employment agreement dated January 1, 2012 between Juhl Wind, Inc. and John Brand	10.31	Form 10-K File No. 000-54080	March 30, 2012

10.24	Unit Purchase Agreement dated as of April 30, 2012 between Juhl Wind, Inc. and George Shibayama, Matt Brown and Bryan Eskra (excluding exhibits)	10.1	Form 8-K File No. 000-54080	May 3, 2012

10.25	Form of Purchase Agreement dated as of June 15, 2012 by and between the Company and Lincoln Park Capital Fund, LLC	10.1	Form 8-K File No. 000-54080	June 20, 2012

10.26	Form of Registration Rights Agreement dated as of June 15, 2012 by and between the Company and Lincoln Park Capital Fund, LLC	10.2	Form 8-K File No. 000-54080	June 20, 2012

14	Code of Ethics	14	Form 10-K File No. 333-141010	March 31, 2009

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here- with	Exhibit No.	Form/File No.	Filing Date
21	Subsidiaries of the Registrant	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document*	X

101.SCH	XBRL Taxonomy Extension Schema Document*	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	X

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here- with	Exhibit No.	Form/File No.	Filing Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

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

JUHL ENERGY, INC.

Date: April 1, 2013	By: /s/ John P. Mitola
John P. Mitola
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John P. Mitola John P. Mitola	President and Director (Principal Executive Officer)	April 1, 2013
/s/Daniel J. Juhl Daniel J. Juhl	Principal Executive Officer and Director	April 1, 2013
/s/John J. Brand John J. Brand	Principal Financial Officer (Principal Financial and Accounting Officer)	April 1, 2013
/s/Wesley K. Clark Wesley K. Clark	Director	April 1, 2013
/s/Edward C. Hurley Edward C. Hurley	Director	April 1, 2013

/s/James Beck James Beck	Director	April 1, 2013