Form 10-K/A
period 2012-12-31
Juhl Energy, Inc
filed 2013-04-04
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of March 19, 2013 the registrant’s outstanding common stock consisted of 23,181,501 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“2012 10-K/A”) is being filed by Juhl Energy, Inc. (the “Company”) to amend and restate the Company’s Annual Report on Form 10-K (“Original Report”) for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013. The filing of the 2012 10-K/A is necessitated because of the Company’s EDGAR filing agent’s inadvertent submission and filing of a working draft of the Original Report rather than the final version of the Original Report as edited by the Company.

The 2012 10-K/A is presented as of the filing date of the Original Report and does not amend, update or change any items or disclosure in the Original Report other than as referenced above and does not reflect events that occurred after the date of the Original Report. The 2012 10-K/A sets forth the Original Report in its entirety to reflect the version of the Original Report which was intended by the Company to have been filed and replaces the Original Report.

The 2012 10-K/A includes an updated signature page, currently-dated certifications of our principal executive officer and principal financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2 and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

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

One of the unique aspects at Juhl Energy is the diversity and integration of its six subsidiaries which make up our business model.  The Company operates through the following subsidiaries (with further description provided below in “Corporate Information and History”):

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

In 2012, wind was the fastest growing source of non-hydroelectric renewable power generation.  According to AWEA’s “Fourth Quarter 2012 Market Report”, wind energy became the number one source of new electricity generating capacity in the United States for the first time, providing some 42% of all new generating capacity, compared with 30% for natural gas, and lesser amounts for coal and other sources. In fact, 2012 was a strong year for all renewables, as together they accounted for over 55% of all new generating capacity in the United States according to the AWEA “Fourth Quarter 2012 Market Report.”

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

Overview of States with Wind Farm Developments

States have continued to increase their wind capacity in response to the push for cleaner power generation and more secure energy supplies. Almost every state that has implemented an RPS program will need considerable additional renewable energy capacity to meet its RPS requirements. In 2012, four states installed more than 1,000 MW of wind generating capacity. Texas led with 1,826 MW, California was second with 1,656 MW, Kansas installed 1,440 MW, Oklahoma installed 1,127 MW and Illinois was fifth with 823 MW (per the AWEA 2012 4th Quarter Market Report). Thus, the market is expanding for wind farm developments, and we will look to these markets for opportunities for acquisitions of existing wind farms.

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

In addition to growing our revenue per project, we will continue to grow our projects under development by utilizing competitive strengths and taking advantage of market conditions to build long-term growth, as follows:

•
We are targeting smaller wind projects, 5 to 50 MW, in larger markets.  In the State of Minnesota alone, we believe there exists over 6,000 MW of achievable electricity utilizing our community wind power model.  Thus, we expect to increase our capacity by entering regional markets through organic development and strategic acquisitions of existing wind farms that meet our criteria (as discussed below).   In connection with our organic development, we endeavor to become a leading wind energy operator and an influential voice within the region as we enter the market. We strive to develop projects in-house from the initial site selection through construction and operation.

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

Juhl Renewable Energy Systems capitalizes on Juhl Energy’s extensive experience with a wide variety of energy saving and environmentally-sound production systems such as small wind, solar, back-up power, and stand alone power systems, and operates as our consumer-focused renewable energy products subsidiary.  Its product line builds upon our diverse experience to assist energy consumers in controlling, and in some cases eliminating, their ever burdensome energy costs.  Juhl Renewable Energy Systems supports a transition to a sustainable energy economy which relies on clean, renewable resources to satisfy societal needs, and offers energy consumers (including agricultural related businesses and municipalities) attractive alternatives in terms of cost effectiveness, performance and reliability.

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

Historically, our wholly-owned subsidiary, NextGen, has sold refurbished turbines as part of our smaller on-site wind power products.   At this time, we have made the decision to discontinue selling refurbished turbines in order to focus our efforts on the product lines offered by Juhl Renewable Energy Systems. We expect NextGen to provide maintenance support services from time-to-time for its previously installed customer fleet.

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

Our failure to comply with these laws and regulations, including the failure to obtain the necessary permits, may result in the denial or revocation of permits or authorizations to proceed with a project or in some instances the assessment of administrative, civil and criminal penalties.

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

1 Represents total facility capability; Juhl Renewable Assets’ net ownership interest in facility capacity exists to the same extent as its ownership interest in such facility.
2 Juhl Renewable Assets owns 100% of Winona Wind Holdings, LLC, which owns 100% of Winona County Wind, LLC, the operator of a 1.5 megawatt wind farm.
3 Juhl Renewable Assets owns 99.9% of this wind facility.
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

Holders

As of March 19, 2013, there were 23,181,501 shares of our common stock outstanding and approximately 42 holders of record of our common stock.  However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street name.”

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

How We Operate

One of the unique aspects of Juhl Energy is the diversity and integration of its six major subsidiaries which make up our business model.  The Company operates through the following subsidiaries:

Juhl Renewable Assets	renewable assets ownership
Juhl Energy Development	utility scale wind farm development
Juhl Energy Services	wind farm management and turbine maintenance services together with cellular communication tower maintenance activities
Juhl Renewable Energy Systems	small scale renewable systems
Next Generation Power Systems	refurbishing turbines and maintenance support
Power Engineers Collaborative	engineering consulting services

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

On April 30, 2012, Juhl Energy became the sole equity owner in Power Engineers Collaborative, LLC, an Illinois limited liability company (“PEC”), which provides engineering services to clients in the energy, industry and building systems markets. The financial activities of PEC have been consolidated into our financial statements subsequent to the purchase date.

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

Other Income (Expense)

Other expense of approximately $1,405,000 during the year ended December 31, 2012 primarily consists of approximately $912,000 of interest expense relating to the Valley View and Woodstock wind farm nonrecourse bank loan notes, a fair value loss adjustment of approximately $111,000 to an interest rate swap agreement on the Valley View wind farm project, and a $400,000 impairment loss accrual of an equity investment. The loss on equity investment was recorded as a result of our evaluation of our long-lived assets as it was determined that carrying value of its investment was not expected to be recoverable in the foreseeable future from the future cash flow or the sale of its ownership stake. Other expense of $70,000 during the year ended December 31, 2011 primarily consists interest expenses included approximately $487,000 primarily related to promissory notes and nonrecourse bank notes held in conjunction with the Valley View and Woodstock wind farms.  Interest income in 2011 of approximately $422,000 was primarily related to promissory notes that we held in conjunction with wind farm development and construction activity.

Net Income (Loss)

Net income decreased by approximately $5,988,000, or 196.8%, from net income of approximately $3,042,000 for the year ended December 31, 2011 to a net loss of approximately $2,946,000 for the year ended December 31, 2012.  The decrease in net income from the period ended December 31, 2012 is largely attributable to the decreased development fee and construction margins noted above, net of the year-to-year reduction in our income tax provision of $1,776,000.

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

To strengthen our liquidity position in 2013, we are currently conducting a private sale of Series A preferred stock of our subsidiary, Juhl Renewable Assets.  We anticipate selling approximately $1,400,000 million of Series A Preferred Stock of Juhl Renewable Assets during April through June 2013.  The purpose of this raise will be to replenish a portion of the approximate $2,400,000 million of cash funds that we previously invested into three wind farm projects from internal operations.  We believe that funds generated from existing contractual agreements, together with existing cash resources and the preferred stock sales or common stock sales from the Lincoln Park Capital equity line arrangement (which is discussed below), will be sufficient to finance our operations and planned capital expenditures through the next 12 months.

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

Going forward, we plan to broaden our financial sources to include term loans and revolving facilities from banks, public and private equity and debt issuances, and asset specific funding, which stems from our development fee revenue streams and cash flows.  Based on market conditions, we may use other forms of leverage in addition to these financing arrangements.

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

Further to provide some additional liquidity through an equity line approach, the Company signed a purchase agreement on June 15, 2012 (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), together with a Registration Rights Agreement, whereby LPC has agreed to purchase up to $10 million of our common stock, par value $.0001 (the “Common Stock”), over a 30-month period.  Under the Registration Rights Agreement, on July 30, 2012, the Company filed a registration statement with the SEC related to the transaction with the SEC covering the shares that may be issued to LPC under the Purchase Agreement, which registration statement was declared effective on October 9, 2012.  The Company, in its sole discretion, has the right over a 30-month period ending April 2015 to sell shares of Common Stock to LPC in amounts up to 100,000 shares and depending upon certain conditions as set forth in the Purchase Agreement increasing to amounts up to 500,000 shares of Common Stock, up to an aggregate of $10 million. The purchase price of the shares of Common Stock will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to LPC.  LPC shall not have the right or the obligation to purchase any shares of our Common Stock on any business day that the price of our Common Stock is below the floor price of $.65, as provided in the Purchase Agreement. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Net Cash – Operating Activities
Net cash used in operating activities decreased by approximately $6,119,000, from the net cash provided by operating activities of approximately $5,475,000 for the year ended December 31, 2011 to net cash used in operating activities of approximately $644,000  for the year ended December 31, 2012.

The change in net cash provided by operating activities of $6,119,000 is primarily due to the collection of wind farm development and construction advisory fees in 2011 from the Meeker County wind projects of approximately $4,200,000, collection of the Grant County Promissory Note receivable of approximately $1,700,000 and receipt of $2,200,000 from the sale of development work-to-date on the Crofton Hills wind project.  We will continue to manage operating expenses as we seek to diversify our revenue base, such as with the acquisition of PEC in 2012 and three wind farms in 2011.

Net Cash – Investing Activities
Net cash provided by investing activities increased by approximately $5,513,000, from the net cash used in investing activities of approximately $291,000 for the year ended December 31, 2011 to net cash provided by investing activities of approximately $5,222,000  for the year ended December 31, 2012.   The increase is primarily attributable to the receipt of U.S. Treasury Section 1603 cash grant in the amount of $6,284,476 and offset by the use of $1,000,000 in cash to fund the PEC acquisition.

Net Cash – Financing Activities
Net cash flow used in financing activities decreased by approximately $7,220,000, from the net cash used in financing activities of approximately $578,000 for the year ended December 31, 2011 to net cash used in financing activities of approximately $7,798,000 for the year ended December 31, 2012. The increase in cash used in financing activities is primarily attributable to the payments made to a bank and vendors from the cash grant of approximately $6,200,000, approximately $800,000 in principal payments on nonrecourse bank loans, and an increase of $77,000 of cash maintained in restricted accounts controlled by lenders on certain wind farm projects.

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

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

LONG-LIVED ASSETS
Long-lived assets, such as property and equipment and investments, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals. The Company recorded impairment charges of $400,000 and $0 during 2012 and 2011, respectively.

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

The Company reviews reporting units for possible goodwill impairment by comparing the fair values of each of the reporting units to the carrying value of their respective net assets. If the fair values exceed the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. No impairment was recorded during 2012.

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

The income tax provision (benefit) for the years ended December 31, 2012 and 2011 consists of the following components:

	2012	2011
Current	$7,000	$90,000
Deferred	(1,154,000)	1,549,000
Change in valuation allowance	1,147,000	137,000
Total income tax provision (benefit)	$-	$1,776,000

The components of the deferred income tax asset and liability as of December 31, 2012 and December 31, 2011 are as follows:

	2012	2011
Current deferred income tax asset:
Accrued vacation and compensation	$19,000	$111,000
Reserves for warranty and other	57,000	51,000
Total	$76,000	$162,000

JUHL ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Non-current deferred income tax asset:
Stock-based compensation expense	$882,000	$818,000
Deferred revenue/other	835,000	472,000
Net operating loss carryforward/tax credits	2,430,000	1,672,000
1603 cash grant basis	539,000	562,000
State depreciation adjustments	464,000	358,000
Less valuation allowance	(1,965,000)	(818,000)
Total	$3,185,000	$3,064,000

Current deferred income tax liability:
Prepaid expenses	$87,000	$54,000

Non-current deferred income tax liability
Depreciation	$3,216,000	$3,221,000

Deferred income taxes are presented on the consolidated balance sheets under the following captions at December 31, 2012 and 2011:

	2012	2011
Net current assets	$-	$108,000
Net current liabilities	(11,000)	-
Net non-current assets	-	-
Net non-current liabilities	(31,000)	(157,000)
Total	$(42,000)	$(49,000)

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

The following table summarizes information for options outstanding and exercisable at December 31, 2012:

Range of Prices			Options Outstanding	Options Outstanding Weighted Avg. Remaining Contractual Term in Years	Options Outstanding Weighted Avg. Exercise Price	Options Exercisable	Options Exercisable Weighted Avg. Exercise Price
	$.77		250,000	9	$.77	62,500	$.77
$1.00	–	1.15	575,000	6	1.01	568,750	1.01
$1.89	–	2.11	1,185,000	6	2.01	1,185,000	2.01
$.77	–	2.11	2,010,000	7	$1.57	1,816,250	$1.65

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

The repurchase plan was being carried out in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Act").     The repurchase program allowed the Company to execute trades in the open market during periods when it would ordinarily not be permitted to do so because of its possible possession of material non-public information, and because of insider trading laws or due to self-imposed trading blackout periods. A broker chosen by the Company had the authority to execute trades, under the prices, terms and limitations set forth in the plan. The number of shares to be repurchased and the timing of the repurchases were based on the level of available cash and other factors, including market conditions, the terms of any applicable 10b5-1 plans and self-imposed black-out periods.

The repurchase plan expired December 31, 2011. Since inception of the program through December 31, 2011, the Company repurchased 189,604 shares of Juhl common stock in the open market at a cost of $218,965, or an average purchase price of $1.15 per share. The purchases are reflected in Stockholders’ Equity under the caption Treasury Stock.

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

Equity Compensation Plan Information

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,510,000	$ 1.43	1,387,111

Equity compensation plans not approved by security holders	700,000	$ 2.25	-

Total	2,210,000	$ 1.69	1,387,111

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

Name (1)	Number of Shares Beneficially Owned (2,10)		Percentage of Shares Beneficially Owned (3)
5% Stockholders:

Vision Opportunity Master Fund, Ltd.	12,485,027	(4,13)	37.18%

Greenview Capital, LLC	1,912,909	(5,13)	8.16%

Daybreak Special Situations Master Fund, Ltd.	1,912,909	(6,13)	8.16%

Executive Officers and Directors:

Daniel J. Juhl	14,000,000	7	60.39%

John P. Mitola	1,760,000	8	7.43%

John J. Brand	250,000	9	1.07%

Edward C. Hurley	20,000	10	*

General Wesley Clark	525,300	11	2.22%

James Beck	20,000	12	*

All executive officers and directors as a group (6 persons)	16,575,300		67.65%

*	Represents less than 1%.

1 Other than the 5% Stockholders listed above, the address of each person is c/o Juhl Energy, Inc., 1502 17th Street SE, Pipestone, Minnesota 56186.

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

3 The calculation in this column is based upon 23,181,501 shares of common stock outstanding on March 19, 2013. The 189,729 treasury shares beneficially held by the Company are excluded from the number of shares of common stock outstanding and are not deemed outstanding for purposes of computing .the percentages in this column The shares of common stock underlying warrants, stock options and convertible preferred stock are deemed outstanding for purposes of computing the percentage of the person holding them but are not deemed outstanding for the purpose of computing the percentage of any other person.

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

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2012, the total fees charged to the Company for audit services were approximately $205,000. These audit fees were incurred for the audit of the Company’s annual financial statements included within Form 10-K, review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, and the review of the various required periodic reporting filings. The Company incurred approximately $23,000 for tax or other various financial statement consulting services for the year ended December 31, 2012.

For the year ended December 31, 2011, the total fees charged to the Company for audit services were approximately $225,000.  These audit fees were incurred for the audit of the Company’s annual financial statements included within Form 10-K, review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, and the review of the various required periodic reporting filings. The Company incurred approximately $43,000 for tax or other various financial statement consulting services for the year ended December 31, 2011.

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

JUHL ENERGY, INC.

Date: April 3, 2013	By: /s/ John P. Mitola
John P. Mitola
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John P. Mitola John P. Mitola	President and Director (Principal Executive Officer)	April 3, 2013
/s/Daniel J. Juhl Daniel J. Juhl	Principal Executive Officer and Director	April 3, 2013
/s/John J. Brand John J. Brand	Principal Financial Officer (Principal Financial and Accounting Officer)	April 3, 2013
/s/Wesley K. Clark Wesley K. Clark	Director	April 3, 2013
/s/Edward C. Hurley Edward C. Hurley	Director	April 3, 2013

/s/James Beck James Beck	Director	April 3, 2013