Form 10-Q
period 2013-03-31
Juhl Energy, Inc
filed 2013-05-15
CIK 1366312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 333-141010

JUHL ENERGY, INC.
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
Common Stock:  23,604,180 shares outstanding as of May 11, 2013.

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Juhl Energy, Inc. (“Juhl Energy” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission” or “SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the consolidated financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2012, previously filed with the Commission, which are included in the Annual Report on Form 10-K/A filed on April 4, 2013.

JUHL ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012

	MARCH 31, 2013	DECEMBER 31, 2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$865,977	$2,031,039
Restricted cash	714,866	412,665
Short-term investments and accrued interest receivable	253,213	320,950
Short-term investments - restricted	317,162	316,891
Accounts receivable, net of allowance for doubtful accounts	1,211,933	1,305,317
Work-in-progress	571,493	527,300
Inventory	282,705	281,521
Other current assets	380,444	335,187
Total current assets	4,597,793	5,530,870

PROPERTY AND EQUIPMENT, Net	24,558,949	24,820,575

OTHER ASSETS
Escrow cash reserves for contractual commitments	1,189,731	1,143,005
Deferred offering and loan costs	329,779	329,624
Intangible assets	475,995	563,593
Goodwill	214,090	214,090
Project development costs	582,641	345,361
Total other assets	2,792,236	2,595,673

TOTAL ASSETS	$31,948,978	$32,947,118

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$687,075	$579,300
Accrued liabilities	1,271,487	908,072
Payable to former owners of acquired company	-	985,872
Deferred revenue - license arrangement and other	317,408	317,408
Current portion of notes payable	514,807	234,807
Current deferred income taxes	11,000	11,000
Derivative liabilities- interest rate swap	210,988	225,109
Current portion of nonrecourse debt	788,113	784,606
Total current liabilities	3,800,878	4,046,174

LONG-TERM LIABILITIES
Nonrecourse debt, net of current portion	9,794,738	9,866,504
Notes payable, net of current portion	3,022,173	2,998,668
Derivative liabilities- interest rate swap	818,364	898,400
Deferred revenue - license arrangement and 1603 Grant, net of current portion	2,043,493	2,070,128
Deferred revenue - power purchase contract	3,935,024	3,881,870
Deferred income taxes	31,000	31,000
Total long-term liabilities	19,644,792	19,746,570

REDEEMABLE PREFERRED MEMBERSHIP INTERESTS	2,518,450	2,518,450

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY	180,000	180,000

STOCKHOLDERS' EQUITY
Controlling interest in equity:
Preferred Stock, 20,000,000 shares authorized
Series A convertible preferred stock - $.0001 par value, 4,820,000 issued and outstanding as of March 31, 2013 and December 31, 2012 (liquidation preference of $5,883,000 at March 31, 2013 & December 31, 2012)	2,525,589	2,527,731
Series B convertible preferred stock - $.0001 par value, 5,966,792 issued and outstanding at March 31, 2013 and December 31, 2012	11,392,403	11,392,403
Common Stock - $.0001 par value; 100,000,000 shares authorized, 23,371,105 and 23,155,146 issued and 23,181,501 and 22,965,542 outstanding March 31, 2013 and December 31, 2012, respectively	2,338	2,316
Additional paid-in capital	9,354,914	9,341,235
Treasury stock, 189,604 shares held by the Company at March 31, 2013 and December 31, 2012	(218,965)	(218,965)
Accumulated deficit	(18,772,602)	(18,045,854)
Noncontrolling interest in equity	1,521,181	1,457,058
Total stockholders' equity	5,804,858	6,455,924

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,948,978	$32,947,118

The accompanying notes are an integral part of these consolidated statements.

 The following table presents information on assets and liabilities related to a VIE that is consolidated by the Company at March 31, 2013 and December 31, 2012. The difference between total VIE assets and liabilities represents the Company's interests in those entities, which were eliminated in consolidation.

	MARCH 31, 2013	DECEMBER 31, 2012
	(unaudited)
Cash	33,195	$44,970
Restricted Cash	632,834	330,633
Accounts receivable and other current assets	301,447	231,423
Property and equipment, net	15,504,361	15,669,942
All other assets	700,000	700,000
Total assets	$17,171,837	$16,976,968

Accounts payable and accrued expenses	645,328	$424,270
Derivative liabilities	1,029,352	1,123,509
Deferred revenue- power purchase contract	19,578	16,622
Nonrecourse debt	9,681,758	9,681,758
Total liabilities	$11,376,016	$11,246,159

The assets of the consolidated VIEs are used to settle the liabilities of those entities. Liabilities are nonrecourse to the general credit of the Company.

JUHL ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012

	2013			2012
	(unaudited)			(unaudited)

REVENUE	$2,530,998	100.0%		$1,206,359	100.0%

COST OF REVENUES	1,738,493	68.7		506,051	42.0

GROSS PROFIT	792,505	31.3		700,308	58.0

OPERATING EXPENSES
General and administrative expenses	553,109	21.9		541,476	44.9
Payroll and employee benefits	606,013	23.9		458,698	38.0
Wind farm administration expenses	103,155	4.1		126,797	10.5
Total operating expenses	1,262,277	49.9		1,126,971	93.4

OPERATING INCOME (LOSS)	(469,772)	(18.6)		(426,663)	(35.6)

OTHER INCOME (EXPENSE)
Interest and dividend income	1,612	0.1		14,057	1.2
Interest expense	(209,019)	(8.3)		(268,926)	(22.3)
Gain (Loss) on fair value of interest rate swap	94,157	3.7		329	0.0
Total other expense, net	(113,250)	(4.5)		(254,540)	(21.1)

INCOME (LOSS) BEFORE INCOME TAXES	(583,022)	(23.1)		(681,203)	(56.7)

INCOME TAX BENEFIT (EXPENSE)	-	0.0		267,000	22.2

NET INCOME (LOSS)	(583,022)	(23.1)		(414,203)	(34.5)

LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	64,123	2.5		58,491	4.7

NET INCOME (LOSS) ATTRIBUABLE TO JUHL ENERGY, INC.	$(647,145)	(25.6	) %	$(472,694)	(39.2	) %

PREFERRED DIVIDENDS	100,450			101,521

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(747,595)			$(574,215)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	23,174,302			22,190,522

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$(0.03)			$(0.03)

The accompanying notes are an integral part of these consolidated statements.

JUHLENERGY INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 2013

	Common Stock		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Additional Paid-In	Treasury	Accumulated	Total Stockholders' Equity-	Non- Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Juhl Energy	Interest	Equity

BALANCE -December 31, 2012	23,155,146	$2,316	4,820,000	$2,527,731	5,966,792	$11,392,403	$9,341,235	$(218,965)	$(18,045,854)	$4,998,866	$1,457,058	$6,455,924

Net income (loss)									(647,145)	(647,145)	64,123	(583,022)

Stock-based compensation							11,559			11,559		11,559

Series A preferred stock dividend paid in common stock	215,959	22		(98,542)			98,520			-		-

Series A Preferred dividends				96,400			(96,400)			-		-

Dividends on subsidiary preferred stock paid in cash									(4,050)	(4,050)		(4,050)

Dividends paid on preferred membership interests in wind farms									(75,553)	(75,553)		(75,553)

BALANCE -March 31, 2013 (unaudited)	23,371,105	$2,338	4,820,000	$2,525,589	5,966,792	$11,392,403	$9,354,914	$(218,965)	$(18,772,602)	$4,283,677	$1,521,181	$5,804,858

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012

	2013	2012
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(583,022)	$(414,203)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	403,510	302,175
Increase in equity investment	-	(7,000)
Stock-based compensation	11,559	46,412
Gain on fair value of interest rate swap	(94,157)	(329)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	93,384	1,428,223
Work-in-progress	(44,193)	-
Inventory	(1,184)	(4,223)
Other current assets	(45,257)	(117,628)
Interest receivable on short term investments	-	(1,625)
Accounts payable	107,775	(1,233,901)
Promissory notes payable	38,623	38,624
Accrued expenses	113,415	37,490
Income taxes payable	-	(90,000)
Deferred income taxes	-	(267,000)
Deferred revenue	40,654	135,797
Other	(1,000)	-
Net cash provided by (used in) operating activities	40,107	(147,188)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from short-term investments	67,466	-
Proceeds from cash grant	-	6,284,476
Payable to former owners of acquired company	(735,872)	-
Payments for project development costs	(237,280)	-
Payments for property and equipment	(67,576)	(77,637)
Net cash provided by (used in) investing activities	(973,262)	6,206,839

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	(302,201)	(169,742)
Escrowed cash reserves for contractual commitments	(46,726)	70,437
Cash dividends paid	(79,603)	(104,789)
Proceeds from notes payable	280,000	-
Principal payments on bank notes payable	(83,377)	(2,754,591)
Payments of accounts payable and promissory notes payable related to property and equipment	-	(3,592,773)
Net cash used in financing activities	(231,907)	(6,551,458)

NET INCREASE (DECREASE) IN CASH	(1,165,062)	(491,807)

CASH BEGINNING OF THE PERIOD	2,031,039	5,251,148

CASH END OF THE PERIOD	$865,977	$4,759,341

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$23,003	$73,656

NONCASH INVESTING AND FINANCING ACTIVITIES
Series A preferred stock dividend	$96,400	$97,471
Series A dividend payment in common stock	$(98,542)	$(98,542)
Use of escrowed funds to reduce due to former owners of acquired company	$250,000	$-

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012 which was filed with the Securities and Exchange Commission as amended on April 4, 2013.

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

Effective January 2, 2013, Juhl Wind, Inc. changed its corporate name to Juhl Energy, Inc.

Juhl Energy, Inc. (“Juhl Energy” or “the Company”) conducts business under seven subsidiaries, Juhl Energy Services, Inc. (“JES”), Juhl Energy Development, Inc. (“JEDI”), Juhl Renewable Assets, Inc. (“JRA”), Next Generation Power Systems, Inc. (“NextGen”), Juhl Renewable Energy Systems, Inc. (“JRES”), Power Engineers Collaborative, LLC (“PEC”), Juhl Tower Services, Inc. (“JTS”) and ownership and operational duties over the following  three operating wind farms--Woodstock Hills LLC (“Woodstock Hills”), Winona County Wind (“Winona”) and Valley View Transmission, LLC (“Valley View”).  All intercompany balances and transactions are eliminated in consolidation.

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

JUHL ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

JUHL ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

JUHL ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

The Company reviews reporting units for possible goodwill impairment by comparing the fair values of each of the reporting units to the carrying value of their respective net assets. If the fair values exceed the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. No impairment was recorded for the three months ended March 31, 2013 or 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at March 31, 2013 and December 31, 2012 due to the short maturity nature of these instruments. The carrying value of restricted cash and short-term investments approximate their fair value based on quoted market prices. The Company believes the carrying value of the interest rate swap approximates fair value based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs. The Company believes the carrying amount of the long-term debt unrelated to the interest rate swap approximates the fair value due to a significant portion of total indebtedness contains variable interest rates and these rates are  market interest rates for these borrowings.

3.                CONCENTRATIONS, RISKS AND UNCERTAINTIES

The Company derived approximately 65% of its revenue for the three months ended March 31, 2013 from three customers primarily as a result of the electricity sales and consulting services, and 84% of its revenue for the three months ended March 31, 2012 was from sales to two customers primarily as a result of electricity sales and wind farm maintenance services. At March 31, 2013 and December 31, 2012, 57% and 48% of the Company's accounts receivable were due from three customers, respectively.

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

During 2012 and 2013, the Company incurred a loss from operations and experienced negative cash flows from operating activities. This is primarily attributable to the highly cyclical nature of the wind farm development and construction aspects of our business model, which is subject to risks and uncertainties surrounding project timing, financing and legislated energy policy. The Company has worked to stabilize its operations by diversifying its business model with recurring revenue and profit streams in order to offset or minimize the fluctuations in our wind farm development and construction operating activities. Based upon current operating levels and obligations, the Company plans to achieve profitability improvement in the Company’s engineering consulting and asset ownership business segments that were added or expanded since October 2011, and has launched efforts in 2013 to provide recurring revenue streams from tower maintenance contract services. In addition, the Company plans to augment its current working capital through a private sale of Series A preferred stock of its subsidiary, Juhl Renewable Assets, of approximately $1.4 million in order to replenish a portion of the approximate $2.4 million of cash funds that were previously invested into three wind farm projects from internal operations.  We believe that funds generated from existing contractual agreements, the preferred stock sales or sales from common stock that may become available through the Lincoln Park equity line arrangement (see Note 15), together with existing cash resources, will be sufficient to finance our operations and planned capital expenditures and sustain operations for the next twelve months.

4.                ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
	March 31, 2013	December 31, 2012 *
Accounts receivable	$1,251,933	$1,345,317
Allowance for doubtful accounts	(40,000)	(40,000)
Total	$1,211,933	$1,305,317

*Derived from December 31, 2012 audited financial statements

JUHL ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

5.                INVENTORY

Inventory consists of the following:
	March 31, 2013	December 31, 2012 *
Materials and supplies	$282,705	$281,521
Total	$282,705	$281,521

*Derived from December 31, 2012 audited financial statements

6.                PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	March 31, 2013	December 31, 2012 *
Land and improvements	$82,958	$82,958
Building and improvements	292,690	292,690
Equipment, including vehicles	663,860	502,908
Turbines and improvements	25,667,243	25,667,243
Construction in process	27,331	120,707

Subtotal	26,734,082	26,666,506
Less accumulated depreciation	(2,175,133)	(1,845,931)
Total	$24,558,949	$24,820,575

*Derived from December 31, 2012 audited financial statements

Depreciation expense, including amounts for grant liability amortization, was approximately $315,000 and $301,000 for the three month periods ended March31, 2013 and 2012, respectively.

7.                INTANGIBLE ASSETS

A summary of intangible assets as of March 31, 2013 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period (years)
Customer relationships	$110,000	$(20,167)	$89,833	5
Noncompete agreements	278,000	(50,967)	227,033	5
Contract backlog	409,189	(250,060)	159,129	1.5
Total	$797,189	$(321,194)	$475,995	3.2

Amortization expense, including amounts for deferred loan costs, for the three month periods ended March 31, 2013 and 2012 was approximately $88,000 and $900, respectively.

JUHL ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

8.                INCOME TAXES

The Company files a consolidated tax return inclusive of each of its wholly-owned subsidiaries, JES, JEDI, JRA, JRES, JTS, PEC and NextGen.

The Company has recorded deferred tax assets and liabilities arising from the anticipated timing differences recorded in the consolidated financial statements and income tax returns for various accrued expenses, accounting methods used in computing depreciation and revenue recognition, and benefits from net operating loss carryforwards.

The income tax provision (benefit) for the three months ended March 31, 2013 and 2012 consists of the following components:

	2013	2012
Current	$-	$-
Deferred	(268,000)	(285,000)
Change in valuation allowance	268,000	18,000
Total income tax provision (benefit)	$-	$(267,000)

The components of the deferred income tax asset and liability as of March 31, 2013 and 2012 are as follows:

	2013	2012
Current deferred income tax asset:
Accrued vacation and compensation	$28,000	$114,000
Reserves for warranty and other	48,000	53,000
Total	$76,000	$167,000

Non-current deferred income tax asset:
Stock-based compensation expense	$887,000	$836,000
Deferred revenue/other	878,000	516,000
Net operating loss carryforward/tax credits	2,563,000	2,242,000
1603 cash grant basis	533,000	556,000
State depreciation adjustments	528,000	50,000
Less valuation allowance	(2,233,000)	(836,000)
Total	$3,156,000	$3,364,000

Current deferred income tax liability:
Prepaid expenses	$87,000	$49,000

Non-current deferred income tax liability
Depreciation	$3,187,000	$3,264,000

Deferred income taxes are presented on the consolidated balance sheets under the following captions at March31, 2013 and 2012:

	2013	2012
Net current assets	$-	$118,000
Net current liabilities	(11,000)	-
Net non-current assets	-	100,000
Net non-current liabilities	(31,000)	-
Total	$(42,000)	$218,000

JUHL ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2013, a valuation allowance of $2,233,000 has been recognized for deferred tax assets, primarily for stock-based compensation and tax benefits relating to net operating loss and tax credit carryforward amounts.

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the three months ended March 31, 2013:
	2013
Statutory tax rate	$(198,000)	34.0%
States taxes, net of federal benefit	(35,000)	6.0
Nondeductible income/expenses	41,000	7.1
Other, net	6,000	(1.1)
Increase in valuation allowance	268,000	(46.0)
	$-	-%

9.               NOTES PAYABLE

Notes payable consists of the following:

	March 31, 2013	December 31, 2012 *

Note payable to a turbine supplier, including interest at 6%, payable solely through 95% of net cash flows from a wind project; secured by Company’s first secured rights arising out of its Development and Construction Services Agreement with the underlying project **	$2,952,719	$2,914,095

Note payable to a bank with revolving draw feature; $600,000 maximum loan amount subject to borrowing base consisting of 80% of eligible accounts receivable; interest at the Wall Street Journal prime rate plus 2.25% (5.5% at March 31, 2013 and December 31, 2012); due December 2013, interest payable monthly; collateralized by all assets of PEC; guaranteed by Juhl Energy	280,000	-

Note payable to bank, interest payable monthly at 4.75%, collateralized by certificates of deposit, due January 2017	304,261	319,380
Total Notes Payable	3,536,980	3,233,475

Less current portion	(514,807)	(234,807)
Long-term portion	$3,022,173	$2,998,668

*   Derived from December 31, 2012 audited financial statements
** The note payable has been classified as long-term based on estimated payments from project cash flows. Increases in amounts represent accrued interest.

JUHL ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

10.             NONRECOURSE DEBT

Nonrecourse debt obligations consist of the following:

	March 31, 2013	December 31, 2012 *
Note payable to bank, due January 2016, with interest at 5.5%; payable in quarterly installments of $82,031, collateralized by Woodstock Hills assets including turbines and improvements, rights to payment under leases and the power purchase contract.	$901,093	$969,352

Note payable to bank, due in April 2026, payable in semi-annual payments of principal and interest. Interest rate floats at 6-month LIBOR plus 3.25 basis points totaling approximately 3.79% at March 31, 2013 and December 31, 2012, respectively, with 75% of the loan balance subject to an interest rate swap arrangement, which fixes this portion of the debt at approximately 6.96% at both March 31, 2013 and December 31, 2012; collateralized by all Valley View wind farm project assets; see Note 11 for interest rate swap disclosure.	9,681,758	9,681,758
Total nonrecourse debt	10,582,851	10,651,110
Less current portion	(788,113)	(784,606)
Long-term portion	$9,794,738	$9,866,504

*Derived from December 31, 2012 audited financial statements

11.             DERIVATIVE FINANCIAL INSTRUMENT AND FAIR VALUE - INTEREST RATE SWAP

The Company has an interest rate swap agreement with an initial notional amount of $7,700,000 to effectively convert those borrowings under its long-term debt arrangement from a variable interest rate to a fixed interest rate of approximately 6.96% during its 15-year term. The notional amount of the interest rate swap agreement obligation totaled approximately $7,261,000 at both March 31, 2013 and December 31, 2012, respectively. The fair value of the interest rate swap agreement obligation (Level 2 in the fair value hierarchy) approximated $1,029,000 and $1,124,000 at March 31, 2013 and December 31, 2012, respectively, and is recorded as a current and long-term liability in the balance sheet. The Company determines the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.

The following table provides details regarding the Company's derivative instruments at March 31, 2013:

Instruments	Balance Sheets location	Assets	Liabilities
Interest rate swap	Current liabilities	$-	$210,988
Interest rate swap	Long-term liabilities	-	818,364

The following table provides details regarding the Company's derivative instruments at December 31, 2012:

Instruments	Balance Sheets location	Assets	Liabilities
Interest rate swap	Current liabilities	$-	$225,109
Interest rate swap	Long-term liabilities	-	898,400

The following table provides details regarding the losses from the Company's derivative instruments in the consolidated statements of operations, none of which are designated as effective hedging instruments:

		Three Months ended March 31,
Instrument	Statement of operations location	2013	2012
Interest rate swap	Other income (expense)	$94,157	$329

JUHL ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

12.             POWER PURCHASE CONTRACT LIABILITY

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

In accordance with our revenue recognition policy in Note 2, revenue levelization is used to recognize revenue from the electricity sales of Woodstock Hills.  Revenue deferred under this levelization calculation at March 31, 2013 and 2012 was approximately $90,000 and $106,000, respectively.

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

The Company has recorded the following liabilities in its consolidated financial statements in relation to the PPA:

	March 31, 2013	December 31, 2012 *
Rate levelization adjustment	$704,227	$594,234
Unfavorable contract liabilities	3,391,667	3,431,884
Total	$4,095,894	$4,026,118

     *Derived from December 31, 2012 audited financial statements

The current portion of deferred revenue includes approximately $161,000 of the PPA liability at both March 31, 2013 and December 31, 2012.

The PPA requires Woodstock Hills to provide security to NSP in the form of a letter of credit for the decommissioning, front-loaded rates and overall agreement compliance. At March 31, 2013, Woodstock has obtained letters of credit from a bank in the amounts of $500,000 and $255,000 to provide the required security to NSP for front-loaded rates and decommissioning, respectively.  NSP has not exercised any of its rights to draw upon the security during the term of the PPA. The letters of credit are renewable on an annual basis.

The $500,000 letter of credit agreement requires a cash escrow to be funded over time with an initial deposit of $50,000 made in December 2010, and minimum payments of $28,125 per quarter beginning April 2012. The $255,000 letter of credit agreement requires a cash escrow to be funded over time with minimum payments of $12,750 per quarter beginning April 2011. At March 31, 2013, Woodstock has escrowed approximately $266,000 in cash toward the escrow requirements.  These escrowed deposits are reflected within the noncurrent asset called Escrowed Cash Reserves for Contractual Commitments.

JUHL ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Valley View wind farm

The PPA requires the Valley View wind farm to provide security to NSP in the form of a letter of credit as security for the contract obligations. Valley View has  a $750,000 letter of credit as a part of its nonrecourse credit facility provided by the lender.  NSP has not exercised any of its rights to draw upon the security during the term of the PPA. The letters of credit are renewable on an annual basis.

In accordance with our revenue recognition policy in Note 2, revenue levelization is used to recognize revenue from the electricity sales of Valley View.  Revenue deferred under this levelization calculation at March 31, 2013 and 2012 was approximately $3,000 for both periods.

13.             STOCK-BASED COMPENSATION

The Company has an incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and any other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. As of March 31, 2013, the Company has 1,387,111 shares available for award under the plan. In October 2012, the Company’s stockholders approved the increase in the maximum shares reserved under the plan to 4,500,000 shares from 2,897,111 shares subject to further requisite approvals.  As of the issuance of these consolidated financial statements, the Company has not obtained all requisite approvals to increase the reserved shares under the plan.

Stock Options

The Company has granted to key employees and directors of the Company 1,510,000 options to purchase common shares under the above plan.  In addition, the Company issued an additional 500,000 stock options to a director outside of the plan. The outstanding stock options carry an exercise price ranging from of $.77-$2.11 per share and expire ten years from the date of grant. Grants under the plan are discretionary and typically vest over four years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no grants issued during the three months ended March 31, 2013. For grants issued in 2012, the following Black-Scholes option-pricing model assumptions were used, underlying price of $0.77, dividend yield of 0%, expected volatility of 96%, risk-free interest rate of 0.89%, and average expected life of 6 years.  Based on the pricing model, the Company expensed approximately $12,000 and $46,000 in the three months ended March 31, 2013 and 2012, respectively.

A summary of the Company’s stock option plan as of March 31, 2013 and changes during the three months then ended is listed below:

	Weighted Average Exercise Price	Option Shares
Outstanding at January 1, 2013	$1.57	2,010,000
Granted		-
Exercised		-
Expired		-
Forfeited		-
Outstanding at March 31, 2013	$1.57	2,010,000

Options exercisable at the end of the period	$1.65	1,816,250

As of March 31, 2013, there was approximately $85,000 total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of 1.8 years.  There was no intrinsic value in the options outstanding or exercisable as of March 31, 2013 as the exercise prices were greater than the last traded price of the Company's common stock.

JUHL ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

14.             BUSINESS SEGMENTS

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

During the year ended December 31, 2012, the Company’s reportable segments were changed as a result of the addition of the Engineering Consulting Services segment together with a re-naming of segments and break-out of corporate overhead for improved presentation.  As such, results and financial position for the three months ended March 31, 2012 have been included in the new business segment format.

The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:
	For the Three Months Ended March 31,
	2013	2012
Revenue:
Project services	$362,021	$438,885
Consumer-owned renewable energy products	15,413	36,999
Clean energy asset ownership and operations	712,470	846,991
Engineering consulting services	1,549,715	-
Intercompany eliminations	(108,621)	(116,516)
Total Revenue	$2,530,998	$1,206,359

Income (loss) from operations:
Project services	$(226,677)	$182,866
Consumer-owned renewable energy products	(43,558)	(53,029)
Clean energy asset ownership and operations	116,504	247,571
Engineering consulting services	200,308	-
Corporate and other	(516,349)	(804,020)

Income (loss) from operations	(469,772)	(426,662)
Other income (loss), net	(113,250)	(254,541)
Income (loss) before income taxes	$(583,022)	$(681,203)

	As of March 31, 2013	As of March 31, 2012
Identifiable Assets:
Project services	$1,065,423	$1,445,741
Consumer-owned renewable energy	569,267	608,835
Clean energy asset ownership and operations	27,210,586	28,086,863
Engineering consulting services	1,671,434	-
Corporate and other	1,432,268	5,117,141
Total assets	$31,948,978	$35,258,580

JUHL ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

15.             ISSUANCES OF COMMON STOCK IN CONNECTION WITH AN EQUITY LINE

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

The purchase price of the shares will be based on the market prices of the Company’s common stock immediately prior to the time of sale as computed under the Purchase Agreement. In no event, however, will LPC be obligated to purchase shares of common stock under the Purchase Agreement at a price of less than $.65 per share. The Company may, at any time, and in its sole discretion, terminate the Purchase Agreement without fee, penalty or cost upon notice to LPC. LPC may not assign or transfer its rights and obligations under the Purchase Agreement. There are no trading volume requirements, and the Company will control the timing and amount of any sales of common stock to LPC. As of March 31, 2013, no shares have been issued in conjunction with this arrangement.

16.             BUSINESS ACQUISITIONS

On April 30, 2012, the Company entered into a purchase agreement for the purchase of 100% of the membership equity interests of Power Engineers Collaborative, L.L.C. (“PEC”), which provides engineering services to clients in the energy, industry and building systems markets. Unaudited proforma results of operations for the three months ended March 31, 2012 as if the Company had acquired majority ownership of PEC on January 1, 2012 are as follows. The proforma results include estimates and assumptions which management believes are reasonable. However, proforma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	March 31, 2013	March 31, 2012
Net revenue	$2,530,998	$2,502,951
Net income (loss) before taxes	$(583,022)	$(421,339)

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
Winona Wind
Winona Wind Holdings, LLC,
a Minnesota limited liability company which we acquired on October 13, 2011, and which is now a wholly-owned subsidiary of Juhl Renewable Assets, Inc. and which owns 100% of Winona County Wind, LLC (“Winona County”), the operator of the wind farm

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

One of the unique aspects at Juhl Energy is the diversity and integration of its subsidiaries which make up our business model.

The Company operates through the following subsidiaries (with further description provided below):

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

Diversifying Strategy and Execution

Juhl Energy’s business strategy has allowed us to remain well-positioned for future growth despite the uncertainty surrounding federal policy with respect to tax incentives which have impacted businesses operating in the wind industry.  Our business and operating strategy, among other things, is to continue to develop into an innovative, diverse and balanced clean energy company.  We will work to leverage our portfolio of existing community wind power projects, develop new wind farm projects, including at industrial plants to help reduce the carbon footprint of manufacturers, and take equity ownership positions in existing community-based wind farms.  Further, we are continuing to diversify our business operations by expanding our product offerings to energy conscious consumers with the development of our small scale renewables, including wind turbines and solar products, through our subsidiary, Juhl Renewable Energy Systems, and more recently,  expanding our maintenance services capabilities to include cellular towers.

Through our acquisition subsidiary, Juhl Renewable Assets, we focus on the acquisition and construction of existing wind farms that fit our distributed generation model and the size of projects we typically develop.  We believe that ownership of such wind farms (in part or in whole) provides an ability to expand services to wind farm operations and to create recurring and predictable annual revenue streams for our business.  With consolidation of  Valley View, Winona Wind and Woodstock Hills, we have now invested in and operate 21.7 MWs of wind power through Juhl Renewable Assets.  To strengthen our acquisition model, we have entered into an agreement with Colorado-based 8030 Companies to focus on the acquisition of existing wind farms and other clean energy assets across the United States and Canada.  This partnership allows us to expand our reach beyond the Midwest market (where opportunities exist with higher electrical rates) and leverage our extensive experience in the wind industry to augment our operating assets and projects.  We acquire projects and assets where the following important conditions exist for successful development: acceptable wind resources, suitable transmission access, and an appropriate regulatory framework providing acceptable power purchase agreements from power purchasers with good credit and long-term utility agreements.  We believe that there are existing wind farms meeting our criteria that are or will become available for sale by equity owners who have fully utilized the tax attributes or no longer have the desire to continue ownership.  Upon acquisition of such farms, our subsidiary, Juhl Energy Services, will provide operational oversight.

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

In February 2013, we formed Juhl Tower Services as a wholly-owned subsidiary of our operation and maintenance company, Juhl Energy Services.  Juhl Tower Services will enter into agreements to perform implementation and maintenance activities on cellular communication towers.  Juhl Tower Services has acquired assets necessary to perform such services and has engaged crew leaders and operations personnel with substantial industry experience in servicing cellular equipment.  Coupled with Juhl Energy Services’ existing staff of service providers trained for working safely at height, revenue from Juhl Tower Services will begin in the second quarter of 2013.

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

Juhl Renewable Assets – Renewable Assets Ownership

Through Juhl Renewable Assets, we acquire ownership positions in wind farms, and invest in other renewable energy assets, including other related industries, that meet our renewable energy criteria. We utilize our unique knowledge base to acquire new and existing wind farms, thus building an asset base with a predictable revenue stream. As discussed herein, Juhl Renewable Assets has taken an ownership position in the following: the 10 MW Valley View wind farm (February 2011), the 10.2 MW Woodstock Hills wind farm (April 2011), and Winona Wind, owner of the 1.5 MW Winona County wind farm (October 2011).

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

In early 2013, Juhl Energy Services formed a wholly-owned subsidiary, Juhl Tower Services, which will enter into agreements to perform implementation and maintenance activities on cellular communication towers.  Juhl Tower Services has acquired assets necessary to perform such services and has engaged crew leaders and operations personnel with substantial industry experience in servicing cellular equipment.  Coupled with Juhl Energy Services’ existing staff of service providers trained for working safely at height, revenue from Juhl Tower Services will begin in the second quarter of 2013.

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

Power Engineers Collaborative – Engineering Services

Through our wholly-owned subsidiary, Power Engineers Collaborative, we provide engineering services to clients, which include electric utilities, independent power producers and industry and building systems. PEC's core business includes assisting clients in site selection, environmental permitting, equipment studies, preparation of contract documents, bid evaluation, contract awards, preparation of detailed construction documents, design of auxiliary facilities, engineering services during construction and training of operating and maintenance personnel. The Building Systems Engineering Division (“BSE”) extends these capabilities and focuses them toward the Mechanical, Electrical, Plumbing ("MEP"), Fire Protection, and energy-related needs of the commercial, residential and institutional sectors. PEC's MEP experience ranges from interior developments to high-rise new construction. Business sectors include commercial, retail, data and communications, K-12 and higher educational, food service, high-rise development, hotel, multi-family residential, industrial, geothermal heat pump systems, biomass, power, municipal, public works and parking facilities. PEC works with client in all phases of an MEP project including permitting, conceptual design, project management and detailed design and construction commissioning start-up.

Next Generation Power Systems – Refurbishing Turbines and Maintenance Support

Next Generation Power Systems is in the business of refurbishing turbines and maintaining this fleet. We do not expect to sell additional refurbished turbines but periodically we are requested to perform work on turbines previously sold to customers.

Business Segments

The Company's business segments are separate business units that offer different products.  A review of our business segments provides a better understanding of the how the Company manages and evaluates its businesses.   During the year ended December 31, 2012, the Company’s reportable segments were changed to add the Engineering Consulting Services segment (resulting from the PEC acquisition in April 2012) together with a re-naming of the other segments.  The Company groups its operations into four business segments:

BUSINESS SEGMENT	DESCRIPTION OF BUSINESS SEGMENT
Project Services (formerly titled wind farm development and management services )	Wind farm development and construction, asset management and maintenance services
Clean Energy Asset Ownership and Operations (formerly titled Wind Farm Ownership and Operations)	Ownership and operations of consolidated wind farms or other clean energy investments
Engineering Consulting Services	Business-to-business engineering consulting services
Consumer-Owned Renewable Energy Products	Sales and distribution of small scale wind and solar products

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

For the reasons stated above, 2013 will likely not be a record year for new wind power installations.  However, since the PTC extension applies to all wind projects that “begin construction” in 2013, even if estimated completion is one to two years out, we believe the PTC extension will help support the development of American wind energy resources, and sustain its growth.

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

In light of these factors and the resulting increase in demand for wind power and other renewables, we believe that we are positioned to experience significant year-over-year growth with the diversity and integration of our service offerings that augment our wind farm development. We can provide full-scale development of wind farms across a broad spectrum including performing initial feasibility studies, assisting in power purchase agreement negotiations, arranging equity and debt project financing, providing equipment and  construction services, and managing operations.  Further, we will continue to develop our capabilities in the renewable energy space with the development of distributed generation projects, such as wind/solar hybrid projects, wind facilities for manufacturing companies seeking to reduce their carbon footprint, and small scale renewable systems including solar projects.  We believe it is necessary to evolve and diversify in our asset, product and service portfolio to reduce our exposure to uncertainty related to renewal of tax incentives and other favorable governmental policies currently supporting the wind industry in the United States.

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

Wind farm development projects are dependent on the ability to raise debt and equity financing to fund the turbine and substation components, construction costs and other development expenses. We assist project owners in identifying sources of debt and equity capital as a part of our development efforts. We have expended significant efforts on behalf of our construction-ready wind farm projects to identify sources of debt and equity financing in order to proceed to the actual construction phase.  Typically, renewable energy projects are financed on a project basis by large banks, institutional investors, tax equity investors, private equity firms, developers, corporations, and through government subsidies.  We believe that many community wind farm project owners and developers across the U.S. are facing similar difficulties in arranging project financing from domestic as well as European financing sources.  In light of the difficulties in arranging project financing, we are noticing that turbine suppliers are also becoming a source of capital in construction financing for wind farm projects. We expect credit conditions to improve and we will assist project owners in examining federal and loan guarantee programs as an additional means of securing project financing.

Our wind farm development and other renewable projects such as solar are financed with a combination of debt, tax equity financing and other equity capital. At the initial stage of a project's development, we use a combination of our own balance sheet capital in combination with other financing made possibly by equipment vendors and services companies to cover development expenses and equipment costs. Once a project moves to the construction phase, we use a combination of equity capital and construction loans to finance the construction of the project and also use our balance sheet and the resources of subcontractors for funding balance of plant and start-up costs. Proceeds from the construction loans are typically used to fund construction and installation costs as well as to pay for equipment costs such as wind turbines. Finally, once a project is complete and commercial operations begin, we permanently finance the project through a combination of term loans, tax equity financing transactions or other fixed-rate mezzanine capital, the proceeds of which are used to retire the construction loans and pay other service providers.

We believe there is sufficient interest by individual investors and private equity funds that desire to make renewable energy investments with a fixed rate of return. Therefore, we believe that we will be able to support an offering of preferred stock by our subsidiary, Juhl Renewable Assets, to meet, in part, the funding commitments needed for our renewable energy projects.  We would use the capital raised in an offering of Juhl Renewable Assets Series A Preferred Stock for recovering our balance sheet capital that had been utilized on completed projects or for development projects expected to be completed at or around the time of such offering.

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

Federal Tax and Economic Incentives

Below is a summary of the status of certain federal tax and economic incentives that Juhl Energy and other providers in the industry have utilized, as well as new legislation relevant to the Company and the industry commencing in 2013.

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

●
Production Tax Credits (PTC).   The PTC provides wind energy generators with a credit against federal income taxes, annually adjusted for inflation, for the duration of ten years from the date that the facility is placed in service. For 2013, the PTC is $23 per megawatt hour (or 2.3 cents per kilowatt hour).  Wind energy generators with insufficient taxable income to benefit from the PTC may take advantage of a variety of investment structures to monetize the tax benefits.

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

Since 1992, the PTC has required qualifying facilities to be “placed in service” by the expiration date of the credit.  However, ATRA removed the “placed in service” deadlines and replaces them with deadlines that use the beginning of construction as a basis for determining facility eligibility.  Because wind facilities are typically placed in service six months or more after the date construction commences, using the date on which construction begins (rather than the date the project is placed in service) will enable significantly more projects to qualify for the PTC. In April 2013, the Internal Revenue Service issued guidance on how it will evaluate whether construction has commenced for the purpose of the year-end 2013 deadline which therefore allows project developers and financiers to understand the eligibility requirements.

We believe that the PTC, or the use of the investment credit in lieu of the PTC, will allow continued growth of wind energy, which was the energy source that installed the most new electrical generating capacity in the United States in 2012, and will help to continue development in the 2013 and 2014.  Further, if the PTCs had not been extended under the ATRA, a December 2011 report by Navigant Consulting for the AWEA predicted that wind investment projects would decrease by two-thirds.  Such extension will continue to positively impact the wind industry’s upward trend.

●
Accelerated Tax Depreciation.   Tax depreciation is a non-cash expense meant to approximate the loss of an asset’s value over time and is generally the portion of an investment in an asset that can be deducted from taxable income in any given tax period. Current federal income tax law requires taxpayers to depreciate most tangible personal property placed in service after 1986 using the modified accelerated cost recovery system, or MACRS, under which taxpayers are entitled to use the 200% or 150% declining balance method depending on the class of property, rather than the straight line method. Under MACRS, a significant portion of wind park assets is deemed to have a depreciable life of five years which is substantially shorter than the 15 to 25 year depreciable lives of many non-renewable power supply assets. This shorter depreciable life and the accelerated and bonus depreciation methods result in a significantly accelerated realization of tax depreciation for wind parks compared to other types of power projects. Wind energy generators with insufficient taxable income to benefit from this accelerated depreciation often monetize the accelerated depreciation, along with the PTCs, through forming a limited liability company with third parties.   For 2013, bonus depreciation is still available as ATRA extended the 50% bonus depreciation to property placed in service through 2013.

Extension of the Federal Tax Incentives

As noted above, ATRA extended the production tax credit program and the use investment tax credit in lieu of the PTC. PTCs provide material incentives to develop wind energy generation facilities.  However, the uncertainty with respect to extension of these credits and incentives places the wind industry in a tentative position in 2013.  The development of wind energy projects requires extensive lead time, and the delay in action by Congress to extend or renew these incentives beyond the 2013 expiration dates interrupts potential wind energy installations planned for 2013 and 2014, and some developers have shelved plans for wind projects.  The continuation of such tax credits provides for an incentive for wind energy generation facility development and likewise the demand for wind turbines, towers and related components.  With its continuation, wind power can continue to strengthen America’s energy future and create jobs for businesses and communities.  Further, we believe that such federal incentives in the renewable energy space provide the impetus for growth so that the industry will eventually be able to sustain itself.

We recognize that the uncertainty of a permanent national energy policy focusing on renewable energy, may adversely impact our business, results of operation, financial performance and future development efforts of wind energy projects.  Thus, we believe it is necessary to evolve and diversify in our asset, product and service portfolio to reduce our exposure to the uncertainty of future renewals of tax incentives and other favorable governmental policies currently supporting the U.S. wind industry.

Federal Legislative/Regulatory Developments

Recently there have been proposals to establish a renewable electricity standard (RES). For example, in the 112th Congress, Senator Klobuchar (D-MN) has introduced S. 559 and Senator Udall (D-NM) has introduced S. 741, both of which call for the establishment of a 25% RES by 2025, and Senator Bingaman (D-NM) introduced S. 2146 , The Clean Energy Standard Act of 2012 (“CRES”), that would establish mandatory targets to obtain a certain percentage of our nation's electricity from renewable and other clean energy sources. As of the date of this report, these proposals have not been enacted into law.  According to AWEA’s Federal Policy web page, CRES policy must include a structure and targets that deploy wind energy generation above a business-as-usual scenario. Also, a CRES policy should allow state renewable or clean renewable standards to go above and beyond the targets established at the federal level.

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

On July 21, 2012, FERC approved Order 1000 which reforms transmission cost allocation. In the ruling, FERC addressed two of the three biggest transmission infrastructure issues which are regional planning and cost allocation. Rather than imposing new cost allocation rules and planning requirements that would apply nationwide, the final rule allows the planning and cost allocation policies to be developed on a regional level pursuant to general guidelines and principles outlined in the rule, according to AWEA’s Federal Policy web page. Those regional level transmission providers are currently in the process of submitting compliance filings with FERC showing how they comply or will comply with most of the proposed requirements and principles.

The U.S. Fish & Wildlife Service (FWS), as part of the U.S. Department of Interior (DOI), has oversight of regulations governing the development of renewable energy projects on public lands, but their policies and regulations can also have direct impacts on wind farm development on private lands. In particular, the FWS issued a draft Eagle Conservation Plan Guidance (the “Guidance”) in 2011 and is in the process of finalizing a second draft of the Guidance. Until such policy-making process is completed, project siting of wind farms will be impacted by uncertainty of regulatory outcomes that we expect will provide for a reasonable balance between the need to deploy wind energy and addressing the relatively modest impacts associated with development and operation of wind facilities.

Basis of Presentation

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

We acquired the wind farm development and management business of Juhl Energy Development and Juhl Energy Services, which became our wholly-owned subsidiaries.  For accounting purposes, Juhl Energy Development was the acquirer in the share exchange transaction, and consequently the transaction is treated as a recapitalization of the company.  Juhl Energy Services was accounted for in a manner similar to pooling of interests due to common control ownership.

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

On April 29, 2011, we acquired 99.9% of the membership interests of Woodstock Hills, LLC, a 10.2 MW wind energy facility.  The financial activities of Woodstock Hills have been consolidated into our financial statements subsequent to the purchase date.

On October 13, 2011, Juhl Renewable Assets became a 100% equity owner in Winona Wind Holdings, LLC, which in turn owns 100% of the Winona County Wind, LLC, the operator of a 1.5 MW wind energy facility. Prior to this acquisition, we had been consolidating the financial activities of Winona Wind as a variable interest entity.

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

On April 30, 2012, Juhl Energy became the sole equity owner in Power Engineers Collaborative, LLC, which provides engineering services to clients such as power utilities, and to the industry and commercial building systems markets. The financial activities of PEC have been consolidated into our financial statements subsequent to the purchase date.

In February 2013, we formed Juhl Tower Services and began acquiring assets and personnel necessary to perform services with regard to maintenance of cellular communication towers.  We anticipate revenue from this subsidiary beginning in the second quarter of 2013.

Generally accepted accounting principles require certain variable interest entities (“VIE”s) to be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Juhl Energy has determined that Valley View Transmission, LLC, a 10 MW wind farm that reached commercial operation in November 2011, is a VIE and that Juhl Energy is the primary beneficiary.

Woodstock Hills, Valley View and Winona County are wind energy generating facilities and in that regard, those activities are considered a business segment in our financial statement disclosures called Clean Energy Asset Ownership and Operations. PEC is considered a new business segment called Engineering Consulting Services.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this report.

Critical Accounting Estimates

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

Results of Operations

Comparison of Three-Month Periods Ended March 31, 2013 and March 31, 2012

Overview
Our general activity during the first quarter of 2013 was primarily focused on the following projects:

Wind Farm Development Activity

We continued our development, through Juhl Energy Development, of five wind farm projects comprising approximately 50 MW of development in Midwestern or eastern regions of the United States.  This allows us to diversity our development portfolio by adding projects throughout North America and in the regions that generally experience higher electric rates.

Specifically, as previously disclosed, Juhl Energy Development, during the second quarter of 2011, acquired substantially all of the early stage development assets relating to the development, construction and/or operation of an approximately 3.4 MW community wind energy project on a site located in Russells Point, Ohio. Following such acquisition, in January 2013, we announced an agreement with Honda Transmission Manufacturing of America, Inc. to develop, install and operate two turbines that will generate electricity for their existing facilities located in Russells Point, Ohio which will supply approximately 10% of the plant’s electricity, while reducing its carbon dioxide emissions.  After the turbines begin operating, the Honda transmission plant will be the first major automotive plant to use a substantial portion of its electricity generated from wind turbines located on its property.

Consumer-Owner Renewable Energy Segment

During the quarter ended March 31, 2013, Juhl Renewable Energy Systems continued the prototype testing of a 35 kw class wind turbine and development of the Solarbank® and Powerbank® product lines in order to advance product performance, and analyze product readiness for distribution.  Therefore, we have not yet achieved significant revenues in the Consumer-Owner Renewable Energy segment during the quarter ended March 31, 2013. As previously stated above, NextGen has diminished its small scale wind turbine refurbishing operations and is currently conducting only periodic maintenance activities. We will concentrate on increasing revenues in this segment through the sale of Juhl Renewable Energy Systems’ small wind, Solarbank® and Powerbank® products.

Expansion of Field Maintenance Services

During the first quarter ended March 31, 2013, we formed Juhl Tower Services, which is a wholly-owned subsidiary of Juhl Energy Services. Juhl Tower Services was formed to maintain equipment on towers, including wind generating towers and cellular towers.  Juhl Tower Services will enter into agreements as a subcontractor to maintain equipment on cellular communication towers for companies operating in the cellular communications industry. Juhl Tower Services has acquired assets necessary to perform such services and has recruited crew leaders and operations personnel with substantial industry experience in servicing cellular equipment.  Coupled with Juhl Energy Services’ existing staff of service providers trained for working safely at height, Juhl Tower Services has begun receiving work orders in April 2013 and anticipates revenue from this subsidiary beginning in the second quarter of 2013.

Revenue

Total revenue increased by approximately $1,325,000, or 109.8%, from approximately $1,206,000 for the quarter ended March 31, 2012, to approximately $2,531,000 for the quarter ended March 31, 2013.

For each of our four business segments, a comparison of our revenue for the quarter ended March 31, 2013 and 2012 is as follows:

	March 31, 2013	March 31, 2012	$ Change	% Change
Project services:
Wind farm development	$-	$28,000	$(28,000)	(100.0	) %
Management and maintenance	253,000	294,000	(41,000)	(13.9)
Consumer-owned renewables energy products:
Small scale solar and wind	15,000	37,000	(22,000)	(58.3)
Engineering consulting services:
Engineering consulting	1,550,000	-	1,550,000	inf
Clean energy asset ownership/operations:
Electricity sales	713,000	847,000	(134,000)	(15.9)
Total	$2,531,000	$1,206,000	$1,325,000	109.8%

We acknowledge that the wind farm development and construction aspects of our business model are cyclical in nature and are subject to business conditions and factors such as project timing, financing and legislated energy policy.  We are working to stabilize our operations and provide diversified revenue and profit streams to offset or minimize the fluctuations in our wind farm development and construction operating activities, most notably in the engineering and consulting services segment.

Project Services:

Wind Farm Development and Construction

During the quarter ended March 31, 2013, we have not recognized any revenue from construction and development fee income as our wind farm development activities were focused on five projects in the pre- construction stage.

The timing of our wind farm development and construction revenues are dependent on our ability to successfully complete financing, permitting and turbine arrangements, and ultimately complete project construction activities.   Depending on the financing arrangements, we may ultimately be unable to report revenue from construction and development if we are considered the primary beneficiary due to variable interest entity rules. For the remaining quarters of 2013, our revenues from development and construction will be dependent upon a number of factors including project financing arrangements, our ability to reach contractual agreements for turbine supply and construction services, permitting and variable interest entity rules.

We believe that the January 2013 federal legislation to extend the production tax credit will provide an opportunity for us to commence development and construction for one or possibly two projects in our pipeline in the remaining quarters of 2013.  While we cannot accurately predict the nature, timing and extent of the projects that we may be able to complete during 2013, we believe that we will have the ability to develop and construct two late-stage development projects comprising approximately 7 MW in Ohio.

Management and Maintenance services

Revenue in the first quarter of 2013 from wind farm administration, management and maintenance service was approximately $41,000 less than the same quarter in 2012, after accounting for eliminations from our consolidated wind farms.  The decrease is related to lower revenues reported by the wind farms under management since our fees in certain cases are tied to revenue level, and also to the termination of two wind farm management contracts.   We currently perform turbine maintenance services to 52 MW of wind farms and management services to 85 MW of wind farms.  Our completed wind farm developments typically result in new revenue streams for management services.  In addition, we expect to make bid proposals on existing wind farms for maintenance services and to the extent we are successful in our bids, our revenues will grow accordingly.

We expect that our overall 2013 revenues from maintenance services will increase significantly for the remainder of the year as a result of the diversification of our maintenance activities to include cellular communication towers. The revenue increase will be dependent upon a number of factors, including recruitment, contract awards, and crew performance.

Clean Energy Asset Ownership/Operations:

Asset Ownership and Operations

In 2011, we acquired ownership in three wind farms (Woodstock Hills, Winona Wind and Valley View) and our consolidated financial statements include the operations of these entities. During the three months ended March 31, 2013, we did not acquire ownership in any additional wind farms.

Revenue for electricity sales for the period ended March 31, 2013 was approximately $713,000 from the three wind farms, representing a decrease of approximately $135,000 from March 31, 2012.  The decrease is mostly attributable to lower wind speeds in the geographical areas of these wind farms and therefore revenues decline accordingly. In addition, electricity sales revenue is adjusted based on the use of an accounting revenue recognition policy that reduces the current billing amounts to the average rate over the remainder of the power purchase contract.

Consumer-Owned Renewables:

Consumer-Owner Renewable Products

Revenues from the sales and services of small scale wind and solar products and services decreased by approximately $22,000 for the quarter ended March 31, 2013 from the quarter ended March 31, 2012. The decrease was primarily related to a reduction in the sales of periodic maintenance and repair services of small scale wind and solar products. Juhl Renewable Energy Services is in the process of completing a new wind turbine design, and testing of new prototype model, and as such, its revenues are delayed until design and test activities are completed within the next twelve months. Juhl Renewable Energy Services is also seeking to build revenue streams from the Solarbank® and Powerbank® product lines but any significant revenues will probably not occur until third quarter of 2013 as we seek to enhance our production and sales distribution capabilities.

Engineering Consulting Services:

Revenues from the engineering consulting segment were approximately $1,550,000 for the three months ended March 31, 2013.  This segment of our business commenced April 30, 2012 through our acquisition of PEC and therefore, no comparative revenues occurred in the comparative quarter in 2012.

Cost of revenues

Cost of revenues increased by approximately $1,232,000, or 243.5% from approximately $506,000 for the quarter ended March 31, 2012 to approximately $1,738,000 for the quarter ended March 31, 2013.

The comparison of March 31, 2013 to March 31, 2012 is affected by two primary factors:
•
cost of revenues in 2013 includes approximately $1,044,000 of direct labor, sub-consultant costs and project expenses related to the new engineering consulting services segment whereas there were none in 2012; and

•	cost of revenues in 2013 includes approximately $141,000 of expenses incurred in our effort to diversify our maintenance services to include cellular communication towers.

Gross margins for the period ended March 31, 2013 increased by approximately $92,000, which is primarily attributable to the increase in additional gross margins generated by the new engineering consulting services of approximately $505,000 and offset by approximately $141,000 of expenses from the tower services launch, decrease of approximately $135,000 in electricity sales revenues as noted above, and other decreases in revenues for Project services and Consumer-owned renewable energy products as noted in the table above.

Operating Expenses

General and Administrative Expenses. General and administrative expenses increased by approximately $12,000 or 2.1%, from approximately $541,000 for the quarter ended March 31, 2012 to approximately $553,000 for the quarter ended March 31, 2013.

The increase in general and administrative expenses includes:
•
increase of approximately $204,000 for general and administrative expenses for businesses that were not in our reporting entity a year ago, namely, the Juhl Tower Services start-up in February 2013 and PEC, a newly consolidated operating entity since April 30, 2012.  The $204,000 includes approximately $88,000 for amortization of intangible assets; and

•
decrease of approximately $163,000 in professional services from the prior year which had one-time expenses associated with due diligence costs associated with business acquisition activity and other business requirements associated with being a public company.

Payroll and Employee Benefits. Payroll and employee benefits expenses increased by approximately $147,000, or 32.1%, from approximately $459,000 for the quarter ended March 31, 2012 to approximately $606,000 for the quarter ended March 31, 2013.

The increase of $147,000 is primarily related to:
•
increase of approximately $167,000 attributable to officer and administrative salaries related to businesses that were not in our reporting entity a year ago, namely, the Juhl Tower Services start-up and PEC’s engineering consulting payroll whereas there were none during the quarter ended March 31, 2012; and

•	decrease in stock-based compensation expense of approximately $35,000.

The payroll expenses related to engineering consulting employees who are directly performing engineering activities are recorded in cost of revenues.  Payroll related to maintenance services employees are also considered as a part of cost of revenues.

Wind Farm Administration Expenses. Wind farm administration expenses represent costs that we incur to perform administrative services with respect to our management services contracts, as well as the general and administrative expenses incurred directly within the three wind farm entities that we are consolidating. Wind farm administration expenses decreased by approximately $24,000, or 18.6%, from approximately $127,000 for the quarter ended March 31, 2012 to approximately $103,000 for the quarter ended March 31, 2012. The decrease in expenses was primarily attributable to one-time professional fees associated with the Valley View and Winona County farm projects.

Operating Income (Loss)

Our operating loss represents an increase of approximately $43,000, from an operating loss of approximately $427,000 for the quarter ended March 31, 2012 compared to operating loss of approximately $470,000 for the quarter ended March 31, 2013.

The increase in our operating loss of $43,000 for the quarter ended March 31, 2013 is primarily attributable to the decrease in electricity sales noted above under Revenue and the start-up expenses of the tower services capability of Juhl Tower Services, offset by gross margins obtained through the engineering consulting services business acquisition.

Other Income (Expense)

Other expense of approximately $113,000 during the quarter ended March 31, 2013 primarily consists of approximately $209,000 of interest expense relating to the Valley View and Woodstock Hills wind farm nonrecourse bank loan notes,  offset by a fair value gain adjustment of approximately $94,000 related  to an interest rate swap agreement on the Valley View wind farm project.  Other expense of approximately $255,000 during the comparative quarter ended March 31, 2012 primarily consisted of interest expense related to promissory notes and nonrecourse bank notes held in conjunction with the Valley View and Woodstock Hills wind farms.

Net Income (Loss)

Net loss increased by approximately $169,000, or 40.8%, from a net loss of approximately $414,000 for the quarter ended March 31, 2013 to net loss of approximately $583,000 for the quarter ended March 31, 2012. The increase in net loss from the period ended March 31, 2012 is primarily attributable to the reasons mentioned under Operating Income (Loss) above and the $267,000 income tax benefit shown in 2012 whereas there is no such tax benefit recorded in 2013.

The net income (loss) variation for the first quarter 2013 as compared to 2012 was not significantly impacted by our wind farm development and construction activity as we did not achieve revenues in either period. However, our revenue and net income (loss) patterns can be significantly impacted by the timing of the development fee and construction revenue.

Changes in the Financial Condition for the Period ended March 31, 2013

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Accounts receivable of approximately $1,212,000 at March 31, 2013 included approximately $842,000 for engineering consulting open accounts and approximately $263,000 related to receivables from selling electrical power to a credit-rated utility company.  The engineering consulting receivables include an allowance for doubtful accounts of $40,000 which we believe are sufficient to cover any potential uncollectible amounts.

Property and Equipment

As of March 31, 2013 and December 31, 2012, we held approximately $24,559,000 and $24,821,000 in net book value of property and equipment, respectively. The assets include approximately $25,730,000 (at original cost) in wind turbine assets of Woodstock Hills, Valley View and Winona County in 2011. The wind farm assets were booked at fair value at the time of the acquisition for the Woodstock Hills and Valley View entities, and at book value for Winona County due to common control. Other assets included in property and equipment includes land, buildings, office equipment, shop equipment and service vehicles.

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

At March 31, 2013, we carried approximately $1,120,000 in cash and unrestricted short term-investments on the balance sheet (excluding restricted cash).   In addition, we hold approximately $317,000 of the short-term investments that have been designated as security for the bank notes payable of approximately $304,000 and therefore have been reflected in current assets as a restricted short-term investment on the consolidated balance sheets.

Our unrestricted cash balances declined by approximately $1,200,000 during the three months ended March 31, 2013. Approximately $700,000 of that amount was used to fund our 2012 operating activities.  Further explanation of the decline in our cash balances is included in the commentary below regarding operating, investing and financing activities.

With respect to the negative operating cash flows in the first quarter of 2013 and during calendar year 2012, this can be primarily attributable to the highly cyclical nature of the wind farm development and construction aspects of our business model, which is subject to risks and uncertainties surrounding project timing, financing and legislated energy policy. The Company has worked to stabilize its operations by diversifying its business model with recurring revenue and profit streams in order to offset or minimize the fluctuations in our wind farm development and construction operating activities. We expect to achieve profitability and cash flow improvement in the Company’s engineering consulting and asset ownership business segments that were added or expanded in 2012, and we have launched efforts during the first quarter of 2013 to provide recurring revenue streams from tower maintenance contract services.

To strengthen our liquidity position in 2013, we are currently conducting a private sale of Series A Preferred Stock of our subsidiary, Juhl Renewable Assets.  We anticipate selling approximately $1,400,000 of Series A Preferred Stock of Juhl Renewable Assets during April through June 2013.  The purpose of this raise will be to replenish a portion of the approximate $2,400,000 of cash funds that we previously invested into three wind farm projects from internal operations.  We believe that funds generated from existing contractual agreements and tower services work, together with existing cash resources and the preferred stock sales or common stock sales from the Lincoln Park Capital equity line arrangement (which is discussed below), will be sufficient to finance our operations and planned capital expenditures through the next 12 months.

In 2013, we expect to complete at least one wind farm development in the fourth quarter resulting in recognition of development fees upon project closing along with recoupment of certain project development costs that we have sunk into such project.

Our balance sheet at March 31, 2013 includes a promissory note payable of approximately $2,952,000 to a turbine supplier for amounts due for turbines on the Winona County wind project.  The note was initially payable in April 2012 assuming that the project was able to raise permanent project debt financing. The Company continues to seek long-term outside debt financing for this project. Until such time that debt financing is achieved, the note is payable through free cash flows available from the Winona County wind project, and as such, approximately $2,791,000 has been classified as long-term based on our assessment of future cash flows that are expected beyond one year. The Company has a secured interest in the Winona County wind project. In the event that the Company does not make the free cash flow payments from the Winona County wind project available to the turbine supplier, this could put the Company into an event of default.

The April 2012 purchase agreement with the sellers of the PEC ownership interests called for the sellers to receive cash installments in 2012 for working capital at the date of acquisition that exceeded a $300,000 targeted working capital amount, or approximately $1,020,000.  As of December 31, 2012, we had paid approximately $35,000 of this amount.  The remaining liability of approximately $985,000 at December 31, 2012 has been fully paid out to the former owners by March 15, 2013 primarily using sources of payment that became available to us through a bank line of credit, use of cash escrowed at the time of closing, cash collected within the engineering consulting business and approximately $75,000 of cash from Juhl Renewable Assets.  The former owners also may qualify for an earn-out incentive in 2013 and 2014 (maximum $250,000 across the two years) provided that certain revenue and profit levels are met. We believe that the earn-out incentive for 2013 will be met based on the revenue and net income targets that were established as part of the transaction.

We are currently analyzing existing wind farm or solar portfolios of owners who may be interested in selling their ownership interests in such portfolios. We would expect to primarily utilize the sale of Juhl Renewable Assets Series A Preferred Stock in combination with resources that we believe will be available to us from outside debt or tax equity resources. At this time, we have identified various projects for further analysis, but it is not yet possible to predict whether we will be successful in any negotiations for the acquisition of any such projects.

During February 2013, we launched a new company, Juhl Tower Services.  Subsequent to March 31, 2013, the tower services may require us to invest an additional $500,000 through August 2013 until such time as receivable collections are sufficient to sustain operations after that point in time. We intend to establish a bank line of credit to assist in the funding of the tower services business activities using accounts receivable as a borrowing base.

We will continue our internal efforts to assist our project owners in arranging financing terms for each wind farm or solar project under development.  The ability to assist project owners with obtaining debt and equity financing is a material factor in producing our future development fee revenue streams and cash flow. We expect that we will be required to obtain interim vendor financing from turbine suppliers or subcontractors, and we are typically required to grant a security interest to those suppliers.  The security agreement allows the supplier to step-into our developer rights that we have to the project entity, after a passage of time typically 180 days from project completion.

Going forward, we plan to broaden our financial sources to include term loans and revolving facilities from banks, public and private equity, and debt issuances, and specific asset funding related to our development fee revenue streams and cash flows.  Based on market conditions, we may use other forms of leverage in addition to these financing arrangements.

Future Growth and Financing

Despite the political climate which has resulted in uncertainty around energy policy, we have been able to secure development rights for late stage wind farm development opportunities that should enable us to complete wind farm projects for large corporations or small utilities who desire to purchase electricity from these projects.  We will seek to obtain additional sources of recurring revenue from maintenance, administrative and services businesses through writing new business or undertaking additional mergers or acquisitions, and reduce the inconsistent revenue patterns that we see in our wind farm development business.

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

In conjunction with our financing activities as described above, we believe that we would be able to more quickly bring wind farm or solar projects through the early development and construction stages if we were able to access a funding mechanism that we could utilize in sponsoring wind farm developments.  Like much of the U.S. economy that relies on extension of credit, the community wind industry in general has experienced difficulties in obtaining sources of funding from the current equity and debt financing marketplace, as cited above under “Factors Affecting Our Operating Results”.

The formation of Juhl Renewable Assets provides us with the ability to acquire ownership of existing wind farms that fit our distributed generation model and the size range of products that we typically develop.  We believe that the ownership of community wind farms will provide an ability to expand our services to wind farm operations and to create recurring, repeatable annual revenue streams for our business model.   As an example, we have made investments into the 10 MW Valley View wind farm (February 2011), 10.2 MW Woodstock Hills wind farm (April 2011), and Winona Wind, owner of the 1.5 MW Winona County wind farm (October 2011). We expect to raise funds to purchase such wind and related assets through the selling of preferred stock in Juhl Renewable Assets in order to fund our strategic acquisition operations.  This will avoid delays and difficulties of obtaining financing from traditional lending sources and continue to provide access to financing especially with the lack of PTC driven financing going forward (although the PTC has been extended for one year to wind projects that commence construction in 2013).

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

Further to provide some additional liquidity through an equity line approach, the Company signed a purchase agreement on June 15, 2012 (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), together with a Registration Rights Agreement, whereby LPC has agreed to purchase up to $10 million of our common stock, par value $.0001 (the “Common Stock”), over a 30-month period.  Under the Registration Rights Agreement, on July 30, 2012, the Company filed a registration statement with the SEC related to the transaction covering the shares that may be issued to LPC under the Purchase Agreement, which registration statement was declared effective on October 9, 2012.  The Company, in its sole discretion, has the right over a 30-month period to sell shares of Common Stock to LPC in amounts up to 100,000 shares and depending upon certain conditions as set forth in the Purchase Agreement increasing to amounts up to 500,000 shares of Common Stock, up to an aggregate of $10 million. The purchase price of the shares of Common Stock will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to LPC.  LPC shall not have the right or the obligation to purchase any shares of our Common Stock on any business day that the price of our Common Stock is below the floor price of $.65, as provided in the Purchase Agreement. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We have not yet sold any shares under this arrangement since our stock price has not met the floor price minimum.

Net Cash – Operating Activities
Net cash from operating activities increased by approximately $187,000, from the net cash used in operating activities of approximately $147,000 for the quarter ended March 31, 2012 to net cash provided by operating activities of approximately $40,000 for the quarter ended March 31, 2013.

The change in net cash from operating activities of $187,000 is primarily due to improved collections in the engineering services business and management of accounts payable payments. We will continue to manage operating expenses for cash flow control as we seek to diversify our revenue base.

Net Cash – Investing Activities

Net cash from investing activities decreased by approximately $7,180,000, from the net cash provided by investing activities of approximately $6,207,000 for the quarter ended March 31, 2012 to net cash used in investing activities of approximately $973,000 for the quarter ended March 31, 2013. The change is primarily attributable to the receipt of U.S. Treasury Section 1603 cash grant in the amount of $6,284,000 in 2012, approximately $237,000 cash payments made in 2013 for pre-construction wind farm project development costs and $736,000 in cash payments made the former owners of PEC as a part of the acquisition cost.

Net Cash – Financing Activities
Net cash flow used in financing activities decreased by approximately $6,319,000, from the net cash flow used in financing activities of approximately $6,551,000 for the quarter ended March 31, 2012 to net cash used in financing activities of approximately $232,000 for the quarter ended March 31, 2013.  The decrease in cash used in financing activities is primarily attributable to the payments made to a bank and vendors out of the cash grant of approximately $6,200,000.  In addition, there were two other offsetting factors in our financing activities: 1) cash from financing activities increased in the first quarter of 2013 by $280,000 relating to a revolving note payable in the engineering consulting business to assist in managing working capital; and 2) cash balances in our restricted cash accounts and escrowed cash reserves,-which are required per lending agreements relating to our wind farm ownership investments, increased in the first quarter of 2013 by approximately $250,000.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2013. Based upon management’s evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were designed at a reasonable assurance level and were effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three-month period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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
(Registrant)

Date: May 15, 2013
/s/ John Mitola
John Mitola
President