Form 10-Q
period 2013-06-30
Juhl Energy, Inc
filed 2013-08-14
CIK 1366312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Common Stock:  23,703,824 shares outstanding as of August 8, 2013.

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

JUHL ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012

	JUNE 30, 2013	DECEMBER 31, 2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,212,196	$2,031,039
Restricted cash	440,760	412,665
Short-term investments and accrued interest receivable	-	320,950
Short-term investments - restricted	317,344	316,891
Accounts receivable, net of allowance for doubtful accounts	1,387,903	1,305,317
Work-in-progress	730,387	527,300
Inventory	273,485	281,521
Other current assets	236,708	335,187
Total current assets	4,598,783	5,530,870

PROPERTY AND EQUIPMENT, Net	24,297,727	24,820,575

OTHER ASSETS
Escrow cash reserves for contractual commitments	1,289,369	1,143,005
Deferred offering and loan costs	327,933	329,624
Intangible assets	388,397	563,593
Goodwill	214,090	214,090
Project development costs and other	444,402	345,361
Total other assets	2,664,191	2,595,673

TOTAL ASSETS	$31,560,701	$32,947,118

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,062,044	$579,300
Accrued liabilities	1,061,727	908,072
Payable to former owners of acquired company	250,000	985,872
Deferred revenue - license arrangement and other	317,408	317,408
Current portion of notes payable	776,916	234,807
Current deferred income taxes	-	11,000
Derivative liabilities- interest rate swap	219,803	225,109
Current portion of nonrecourse debt	809,478	784,606
Total current liabilities	4,497,376	4,046,174

LONG-TERM LIABILITIES
Nonrecourse debt, net of current portion	9,451,608	9,866,504
Notes payable, net of current portion	3,038,346	2,998,668
Derivative liabilities- interest rate swap	386,815	898,400
Deferred revenue - license arrangement and 1603 Grant, net of current portion	2,016,858	2,070,128
Deferred revenue - power purchase contract	3,989,056	3,881,870
Deferred income taxes	42,000	31,000
Total long-term liabilities	18,924,683	19,746,570

REDEEMABLE PREFERRED MEMBERSHIP INTERESTS	2,518,450	2,518,450

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY	805,000	180,000

STOCKHOLDERS' EQUITY
Controlling interest in equity:
Preferred Stock, 20,000,000 shares authorized
Series A convertible preferred stock - $.0001 par value, 4,820,000 issued and outstanding as of June 30, 2013 and December 31, 2012 (liquidation preference of $5,883,000 at June 301, 2013 and December 31, 2012)	2,526,660	2,527,731
Series B convertible preferred stock - $.0001 par value, 5,966,792 issued and outstanding at June 30, 2013 and December 31, 2012	11,392,403	11,392,403
Common Stock - $.0001 par value; 100,000,000 shares authorized, 23,604,180 and 23,155,146 issued and 23,414,576 and 22,965,542 outstanding June 30, 2013 and December 31, 2012, respectively	2,361	2,316
Additional paid-in capital	9,364,418	9,341,235
Treasury stock, 189,604 shares held by the Company at June 30, 2013 and December 31, 2012	(218,965)	(218,965)
Accumulated deficit	(20,030,512)	(18,045,854)
Noncontrolling interest in equity	1,778,827	1,457,058
Total stockholders' equity	4,815,192	6,455,924

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,560,701	$32,947,118

The accompanying notes are an integral part of these consolidated statements.

The following table presents information on assets and liabilities related to a VIE that is consolidated by the Company at June 30, 2013 and December 31, 2012. The difference between total VIE assets and liabilities represents the Company's interests in those entities, which were eliminated in consolidation.

	JUNE 30, 2013	DECEMBER 31, 2012
	(unaudited)
Cash	$38,109	$44,970
Restricted Cash	358,728	330,633
Accounts receivable and other current assets	245,175	231,423
Property and equipment, net	15,337,524	15,669,942
All other assets	750,000	700,000
Total assets	$16,729,536	$16,976,968

Accounts payable and accrued expenses	$450,838	$424,270
Derivative liabilities	606,618	1,123,509
Deferred revenue- power purchase contract	23,857	16,622
Nonrecourse debt	9,429,773	9,681,758
Total liabilities	$10,511,086	$11,246,159

The assets of the consolidated VIEs are used to settle the liabilities of those entities. Liabilities are nonrecourse to the general credit of the Company.

JUHL ENERGY INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

	2013		2012
	(unaudited)		(unaudited)

REVENUE	$2,935,509	100.0%	$1,878,615	100.0%

COST OF GOODS SOLD	2,539,341	86.5	1,265,699	67.4

GROSS PROFIT	396,168	13.5	612,916	32.6

OPERATING EXPENSES
General and administrative expenses	722,419	24.6	675,426	36.0
Payroll and employee benefits	691,301	23.7	540,328	28.8
Wind farm management expenses	116,648	4.0	108,868	5.8
Total operating expenses	1,530,368	52.3	1,324,622	70.6

OPERATING INCOME (LOSS)	(1,134,200)	(38.8)	(711,706)	(38.0)

OTHER INCOME (EXPENSE)
Interest income	759	0.0	10,850	0.6
Interest expense	(206,067)	(7.0)	(217,811)	(11.6)
Loss on fair value of interest rate swap	422,734	14.4	(187,001)	(10.0)
Total other income (expense), net	217,426	7.4	(393,962)	(21.0)

INCOME (LOSS) BEFORE INCOME TAXES	(916,774)	(31.2)	(1,105,668)	(59.0)

INCOME TAX EXPENSE	-	0.0	-	0.0

NET INCOME (LOSS)	(916,774)	(31.2)	(1,105,668)	(59.0)

LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	258,546	(8.8)	(17,777)	(1.1)

NET INCOME (LOSS) ATTRIBUTABLE TO JUHL ENERGY, INC.	$(1,175,320)	(40.0)%	$(1,087,891)	(57.9)%

PREFERRED DIVIDENDS	104,507		101,971

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,279,827)		$(1,189,862)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED	23,409,453		22,398,918

NET INCOME (LOSS) PER SHARE BASIC & DILUTED	$(0.05)		$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	-		-

NET INCOME (LOSS) PER SHARE - DILUTED	$-		$-

 The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	2013		2012
	(unaudited)		(unaudited)

REVENUE	$5,466,507	100.0%	$3,084,974	100.0%

COST OF GOODS SOLD	4,275,713	78.2	1,775,293	57.6

GROSS PROFIT	1,190,794	21.8	1,309,681	42.4

OPERATING EXPENSES
General and administrative expenses	1,284,316	23.5	1,219,778	39.5
Payroll and employee benefits	1,297,314	23.7	999,026	32.4
Wind farm administration expenses	213,136	3.9	229,245	7.4
Total operating expenses	2,794,766	51.1	2,448,049	79.3

OPERATING INCOME (LOSS)	(1,603,972)	(29.4)	(1,138,368)	(36.9)

OTHER INCOME (EXPENSE)
Interest and dividend income	2,370	0.0	24,907	0.8
Interest expense	(415,085)	(7.6)	(486,738)	(15.8)
Gain (Loss) on fair value of interest rate swap	516,891	9.5	(186,672)	(6.1)
Total other expense, net	104,176	1.9	(648,503)	(21.1)

INCOME (LOSS) BEFORE INCOME TAXES	(1,499,796)	(27.4)	(1,786,871)	(58.0)

INCOME TAX BENEFIT (EXPENSE)	-	0.0	267,000	8.7

NET INCOME (LOSS)	(1,499,796)	(27.3)	(1,519,871)	(49.3)

LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	322,669	5.9	40,714	1.3

NET INCOME (LOSS) ATTRIBUABLE TO JUHL ENERGY, INC.	$(1,822,465)	(33.2)%	$(1,560,585)	(50.6)%

PREFERRED DIVIDENDS	204,957		194,942

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,027,422)		$(1,755,527)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	23,292,528		22,294,175

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$(0.09)		$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	23,292,528		22,190,522

NET INCOME (LOSS) PER SHARE - DILUTED	$(0.09)		$(0.08)

 The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

	Common Stock		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Additional Paid-In	Treasury	Accumulated	Total Stockholders' Equity-	Non- Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Juhl Energy	Interest	Equity

BALANCE -December 31, 2012	23,155,146	$2,316	4,820,000	$2,527,731	5,966,792	$11,392,403	$9,341,235	$(218,965)	$(18,045,854)	$4,998,866	$1,457,058	$6,455,924

Net income (Loss)									(1,822,465)	(1,822,465)	322,669	(1,499,796)

Stock-based compensation							22,157			22,157		22,157

Series A preferred stock dividend paid in common stock	449,034	45		(194,942)			194,897					-

Series A Preferred dividends				193,871			(193,871)					-

Dividends on subsidiary preferred stock paid in cash									(11,086)	(11,086)		(11,086)

Common stock issued as commitment shares on an equity line facility									-	-		-

Contingent issuance of common stock for PEC acquisition									-	-		-

Dividends paid on preferred membership interests in wind farms and other distributions									(151,107)	(151,107)	(900)	(152,007)

BALANCE -June 30, 2013 (unaudited)	23,604,180	$2,361	4,820,000	$2,526,660	5,966,792	$11,392,403	$9,364,418	$(218,965)	$(20,030,512)	$3,036,365	$1,778,827	$4,815,192

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	2013	2012
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,499,796)	$(1,519,871)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	811,525	655,046
Loss on equity investment	-	(13,000)
Stock-based compensation	22,157	128,174
Increase (decrease) in allowance for doubtful accounts	(4,320)	-
Gain on fair value of interest rate swap	(400,700)	186,672
Change in operating assets and liabilities, net of effects from acquisitions:
Derivative instruments - interest rate swap	(116,191)	-
Accounts receivable	(78,266)	2,037,774
Work-in-progress	(203,087)	(125,321)
Inventory	8,036	5,974
Other current assets	98,479	(54,543)
Interest receivable on short term investments		(3,146)
Accounts payable	482,743	(1,310,585)
Promissory notes payable	77,248	77,210
Accrued expenses	153,655	74,624
Income taxes payable		(90,000)
Deferred income taxes		(267,000)
Deferred revenue	82,186	(277,031)
Other	-	181,068
Net cash used in operating activities	(566,331)	(313,955)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from short-term investments	320,497	-
Payable to former owners of acquired company	(735,872)	-
Proceeds from cash grant	-	6,284,476
Cash paid for business acquisition, net of cash acquired	-	(1,000,000)
Payments for project development costs, net of reimbursements	(99,041)	(39,100)
Payments for property and equipment	(140,059)	(109,075)
Net cash provided by (used in) investing activities	(654,475)	5,136,301

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	(28,095)	(114,147)
Escrowed cash reserves for contractual commitments	(146,364)	(47,660)
Cash dividends paid	(163,093)	(185,292)
Proceeds from sale of preferred stock of subsidiary	625,000	-
Proceeds from notes payable	537,559	-
Principal payments on bank notes payable	(423,044)	(3,073,343)
Payments of accounts payable and promissory notes payable related to property and equipment	-	(3,592,773)
Net cash provided by (used in) financing activities	401,963	(7,013,215)

NET INCREASE (DECREASE) IN CASH	(818,843)	(2,190,869)

CASH BEGINNING OF THE PERIOD	2,031,039	5,251,148

CASH END OF THE PERIOD	$1,212,196	$3,060,279

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$344,572	$73,656

NONCASH INVESTING AND FINANCING ACTIVITIES
Series A preferred stock dividend	$193,871	$194,942
Series A dividend payment in common stock	$(194,942)	$(196,013)
Issuance of common stock for equity line commitment	$-	$244,399

 The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Effective January 2, 2013, Juhl Wind, Inc. changed its corporate name to Juhl Energy, Inc.

Juhl Energy, Inc. (“Juhl Energy” or “the Company”) conducts business under seven subsidiaries, Juhl Energy Services, Inc. (“JES”), Juhl Energy Development, Inc. (“JEDI”), Juhl Renewable Assets, Inc. (“JRA”), Next Generation Power Systems, Inc. (“NextGen”), Juhl Renewable Energy Systems, Inc. (“JRES”), Power Engineers Collaborative, LLC (“PEC”), Juhl Tower Services, Inc. (“JTS”) and ownership and operational duties over the following three operating wind farms--Woodstock Hills LLC (“Woodstock Hills”), Winona County Wind (“Winona”) and Valley View Transmission, LLC (“Valley View”). All intercompany balances and transactions are eliminated in consolidation. The Company is also involved in a Joint Venture agreement as part of their normal business, which is currently immaterial to the consolidated financial statements.

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

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Tower Services

The Company performs cellular communication tower maintenance and repair services in the continental U.S. Services are generally performed under master or other services agreements and are billed on a contractually agreed price per unit on a work order basis. Revenue from these services are recorded using the completed contract method of accounting in accordance with Accounting Standards Codification, or ASC, 605, Revenue Recognition because the duration of service orders is short in nature (typically two weeks or less). Under the completed contract method, revenues and costs related to the projects are recognized only upon completion of the services at a project site. Accordingly, during the period of performance, costs are accumulated on the balance sheet under Work In Progress, but no revenue or income is recorded before completion of the work.  Direct costs typically include direct materials, labor and subcontractor costs, and indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Provisions for estimated losses on uncompleted contracts are recognized when it has been determined that a loss is probable.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. All unbilled receivables as of June 30, 2013 are expected to be billed and collected within twelve months.

Service work may occasionally be performed on a time and materials basis, and such arrangements are billed at either contractual or current standard rates. Revenues from service work are recognized when services are performed.

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

The Company reviews reporting units for possible goodwill impairment by comparing the fair values of each of the reporting units to the carrying value of their respective net assets. If the fair values exceed the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. No impairment was recorded for the six months ended June 30, 2013 or 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at June 30, 2013 and December 31, 2012 due to the short maturity nature of these instruments. The carrying value of restricted cash and short-term investments approximate their fair value based on quoted market prices. The Company believes the carrying value of the interest rate swap approximates fair value based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs. The Company believes the carrying amount of the long-term debt unrelated to the interest rate swap approximates the fair value due to a significant portion of total indebtedness contains variable interest rates and these rates are market interest rates for these borrowings.

3.            CONCENTRATIONS, RISKS AND UNCERTAINTIES

The Company derived approximately 59% of its revenue for the six months ended June 30, 2013 from three customers primarily as a result of the electricity sales, consulting and tower services, and 63% of its revenue for the six months ended June 30, 2012 was from sales to two customers primarily as a result of electricity sales and wind farm maintenance services. At June 30, 2013 and December 31, 2012, 70% and 48% of the Company's accounts receivable were due from four and three customers, respectively.

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

During 2012 and 2013, the Company incurred losses from operations and experienced negative cash flows from operating activities. This is primarily attributable to the highly cyclical nature of the wind farm development and construction aspects of our business model, which is subject to risks and uncertainties surrounding project timing, financing and legislated energy policy. The Company has worked to stabilize its operations by diversifying its business model with recurring revenue and profit streams in order to offset or minimize the fluctuations in our wind farm development and construction operating activities. Based upon current operating levels and obligations, the Company plans to achieve profitability improvement in the Company’s engineering consulting and asset ownership business segments that were added or expanded since October 2011, and has launched efforts in 2013 to provide recurring revenue streams from tower maintenance contract services. In addition, the Company plans to augment its current working capital through a private sale of Series A preferred stock of its subsidiary, Juhl Renewable Assets, of approximately $1.4 million in order to replenish a portion of the approximate $2.4 million of cash funds that were previously invested into three wind farm projects from internal operations. At June 30, 2013, we had raised approximately $625,000 of the $1.4 million and in July 2013, an additional $425,000. We believe that funds generated from existing contractual agreements, the preferred stock sales, together with existing cash resources and expense management, will be sufficient to finance our operations and planned capital expenditures and sustain operations for the next twelve months.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

4.            ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30, 2013	December 31, 2012 *
Billed accounts receivable	$1,305,275	$1,345,317
Unbilled accounts receivable	118,307
Allowance for doubtful accounts	(35,680)	(40,000)
Total	$1,387,903	$1,305,317

*Derived from December 31, 2012 audited financial statements

5.            INVENTORY

Inventory consists of the following:

	June 30, 2013	December 31, 2012 *
Materials and supplies	$273,485	$281,521
Total	$273,485	$281,521

*Derived from December 31, 2012 audited financial statements

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

  6.          PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2013	December 31, 2012 *
Land and improvements	$82,958	$82,958
Building and improvements	292,690	292,690
Equipment, including vehicles	757,792	502,908
Turbines and improvements	25,667,243	25,667,243
Construction in process	5,883	120,707
Subtotal	26,806,566	26,666,506
Less accumulated depreciation	(2,508,839)	(1,845,931)
Total	$24,297,727	$24,820,575

*Derived from December 31, 2012 audited financial statements

Depreciation expense, including amounts for grant liability amortization, was approximately $635,000 and $615,000 for the six months ended June 30, 2013 and 2012, respectively.

7.               INTANGIBLE ASSETS

 A summary of intangible assets as of June 30, 2013 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period (years)
Customer relationships	$110,000	$(25,667)	$84,333	5
Noncompete agreements	278,000	(64,867)	213,133	5
Contract backlog	409,189	(318,258)	90,931	1.5
Total	$797,189	$(408,792)	$388,397	3.2

Amortization expense, including amounts for deferred loan costs, for the six month periods ended June 30, 2013 and 2012 was approximately $177,000 and $40,000, respectively.

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

The income tax provision (benefit) for the six months ended June 30, 2013 and 2012 consists of the following components:

	2013	2012
Current	$-	$-
Deferred	(867,000)	(191,000)
Change in valuation allowance	867,000	458,000
Total income tax provision (benefit)	$-	$(267,000)

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

The components of the deferred income tax asset and liability as of June 30, 2013 and 2012 are as follows:

	2013	2012
Current deferred income tax asset:
Accrued vacation and compensation	$52,000	$45,000
Reserves for warranty and bad debts	34,000	20,000
Other	22,000	34,000
Less valuation allowance	(67,000)
Total	$41,000	$99,000

Non-current deferred income tax asset:
Stock-based compensation expense	$891,000	$869,000
Deferred revenue/other	921,000	583,000
Net operating loss carryforward/tax credits	3,308,000	2,383,000
1603 cash grant basis	528,000	550,000
State depreciation adjustments	233,000	322,000
Less valuation allowance	(2,765,000)	(1,276,000)
Total	$3,116,000	$3,431,000

Current deferred income tax liability:
Prepaid expenses	$41,000	$87,000

Non-current deferred income tax liability
Depreciation	$3,158,000	$3,225,000

Deferred income taxes are presented on the consolidated balance sheets under the following captions at June 30, 2013 and 2012:

	2013	2012
Net current assets	$-	$12,000
Net current liabilities	-
Net non-current assets	-	206,000
Net non-current liabilities	(42,000)	-
Total	$(42,000)	$218,000

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s management considers the scheduled reversal of deferred liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2013, a valuation allowance of $2,832,000 has been recognized for deferred tax assets, primarily for stock-based compensation and tax benefits relating to net operating loss and tax credit carryforward amounts.

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the six months ended June 30, 2013:

	2013
Statutory tax rate	$(510,000)	34.0%
States taxes, net of federal benefit	(90,000)	6.0
Nondeductible income/expenses	(241,000)	16.0
Other, net	(26,000)	2.5
Increase in valuation allowance	867,000	(58.5)
	$-	-%

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

9.            NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2013	December 31, 2012 *

Note payable to a turbine supplier, including interest at 6%, payable solely through 95% of net cash flows from a wind project; secured by Company’s first secured rights arising out of its Development and Construction Services Agreement with the underlying project **	$2,991,344	$2,914,095

Note payable to a bank with revolving draw feature; $600,000 maximum loan amount subject to borrowing base consisting of 80% of eligible accounts receivable; interest at the Wall Street Journal prime rate plus 2.25% (5.5% at June 30, 2013); due December 2013, interest payable monthly; collateralized by all assets of PEC; guaranteed by Juhl Energy	280,000

Note payable to a bank with revolving draw feature; $500,000 maximum loan amount subject to borrowing base consisting of 80% of eligible accounts receivable; interest at the Wall Street Journal prime rate plus 2.25% (5.5% at June 30, 2013); due June 2014, interest payable monthly; collateralized by all assets of JTS; guaranteed by Juhl Energy	257,559

Note payable to bank, interest payable monthly at 4.75%, collateralized by certificates of deposit, due January 2017	286,359	319,380
Total Notes Payable	3,815,262	3,233,475

Less current portion	(776,916)	(234,807)
Long-term portion	$3,038,346	$2,998,668

*   Derived from December 31, 2012 audited financial statements

** The note payable has been classified as long-term based on estimated payments from project cash flows. Increases in amounts represent accrued interest.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

10.          NONRECOURSE DEBT

Nonrecourse debt obligations consist of the following:

	June 30, 2013	December 31, 2012 *
Note payable to bank, due January 2016, with interest at 5.5%; payable in quarterly installments of $82,031, collateralized by Woodstock Hills assets including turbines and improvements, rights to payment under leases and the power purchase contract.	$831,313	$969,352

Note payable to bank, due in April 2026, payable in semi-annual payments of principal and interest. Interest rate floats at 6-month LIBOR plus 3.25 basis points totaling approximately 3.79% at June 30, 2013 and December 31, 2012, respectively, with 75% of the loan balance subject to an interest rate swap arrangement, which fixes this portion of the debt at approximately 6.96% at both June 30, 2013 and December 31, 2012; collateralized by all Valley View wind farm project assets; see Note 11 for interest rate swap disclosure.	9,429,773	9,681,758
Total nonrecourse debt	10,261,086	10,651,110
Less current portion	(809,478)	(784,606)
Long-term portion	$9,451,608	$9,866,504

*Derived from December 31, 2012 audited financial statements

11.          DERIVATIVE FINANCIAL INSTRUMENT AND FAIR VALUE - INTEREST RATE SWAP

The Company has an interest rate swap agreement with an initial notional amount of $7,700,000 to effectively convert those borrowings under its long-term debt arrangement from a variable interest rate to a fixed interest rate of approximately 6.96% during its 15-year term. The notional amount of the interest rate swap agreement obligation totaled approximately $7,072,000 and $7,261,000 at June 30, 2013 and December 31, 2012, respectively. The fair value of the interest rate swap agreement obligation (Level 2 in the fair value hierarchy) approximated $607,000 and $1,124,000 at June 30, 2013 and December 31, 2012, respectively, and is recorded as a current and long-term liability in the balance sheet. The Company determines the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.

The following table provides details regarding the Company's derivative instruments at June 30, 2013:

Instruments	Balance Sheets location	Assets	Liabilities
Interest rate swap	Current liabilities	$-	$219,803
Interest rate swap	Long-term liabilities	-	386,815

The following table provides details regarding the Company's derivative instruments at December 31, 2012:

Instruments	Balance Sheets location	Assets	Liabilities
Interest rate swap	Current liabilities	$-	$225,109
Interest rate swap	Long-term liabilities	-	898,400

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

The following table provides details regarding the losses from the Company's derivative instruments in the consolidated statements of operations, none of which are designated as effective hedging instruments:

		Six months ended June 30,
Instruments	Statement of operations location	2013	2012
Interest rate swap	Other income (expense)	$516,891	$(186,672)

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

In accordance with our revenue recognition policy in Note 2, revenue levelization is used to recognize revenue from the electricity sales of Woodstock Hills. Revenue deferred under this levelization calculation for the six months ended June 30, 2013 and 2012 was approximately $180,000 and $209,000, respectively.

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

The Company has recorded the following liabilities in its consolidated financial statements in relation to the PPA:

	June 30, 2013	December 31, 2012 *
Rate levelization adjustment	$774,619	$594,234
Unfavorable contract liabilities	3,351,449	3,431,884
Total	$4,126,068	$4,026,118

     *Derived from December 31, 2012 audited financial statements

The current portion of deferred revenue includes approximately $161,000 of the PPA liability at both June 30, 2013 and December 31, 2012.

Valley View wind farm

In accordance with our revenue recognition policy in Note 2, revenue levelization is used to recognize revenue from the electricity sales of Valley View. Revenue deferred under this levelization calculation was approximately $24,000 and $17,000 for the six months ended June 30, 2013 and 2012, respectively.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

13.           STOCK-BASED COMPENSATION

The Company has an incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and any other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. As of June 30, 2013, the Company has 1,387,111 shares available for award under the plan. In October 2012, the Company’s stockholders approved the increase in the maximum shares reserved under the plan to 4,500,000 shares from 2,897,111 shares subject to further requisite approvals. As of the issuance of these consolidated financial statements, the Company has not obtained all requisite approvals to increase the reserved shares under the plan.

Stock Options

The Company has granted to key employees and directors of the Company 1,510,000 options to purchase common shares under the above plan.  In addition, the Company issued an additional 500,000 stock options to a director outside of the plan. The outstanding stock options carry an exercise price ranging from of $.77-$2.11 per share and expire ten years from the date of grant. Grants under the plan are discretionary and typically vest over four years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no grants issued during the six months ended June 30, 2013. For grants issued in 2012, the following Black-Scholes option-pricing model assumptions were used, underlying price of $0.77, dividend yield of 0%, expected volatility of 96%, risk-free interest rate of 0.89%, and average expected life of 6 years. Based on the pricing model, the Company expensed approximately $22,000 and $128,000 in the six months ended June 30, 2013 and 2012, respectively.

A summary of the Company’s stock option plan as of June 30, 2013 and changes during the six months then ended is listed below:

	Weighted Average Exercise Price	Option Shares
Outstanding at January 1, 2013	$1.57	2,010,000
Granted		-
Exercised		-
Expired		-
Forfeited		-
Outstanding at June 30, 2013	$1.57	2,010,000

Options exercisable at the end of the period	$1.65	1,816,250

As of June 30, 2013, there was approximately $75,000 total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of 1.8 years. There was no intrinsic value in the options outstanding or exercisable as of June 30, 2013 as the exercise prices were greater than the last traded price of the Company's common stock.

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

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

During the year ended December 31, 2012, the Company’s reportable segments were changed as a result of the addition of the Engineering Consulting Services segment together with a re-naming of segments and break-out of corporate overhead for improved presentation.  As such, results and financial position for the six months ended June 30, 2012 have been included in the new business segment format.

The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	For the Six months Ended June 30,
	2013	2012
Revenue:
Project services	$1,172,917	$828,664
Consumer-owned renewable energy products	30,268	63,478
Clean energy asset ownership and operations	1,525,959	1,653,764
Engineering consulting services	2,924,807	770,031
Intercompany eliminations	(187,444)	(230,963)
Total Revenue	$5,466,507	$3,084,974

Income (loss) from operations:
Project services	$(676,201)	$274,773
Consumer-owned renewable energy products	(112,555)	(119,528)
Clean energy asset ownership and operations	347,306	464,911
Engineering consulting services	30,786	(51,902)
Corporate and other	(1,193,308)	(1,706,622)
Income (loss) from operations	(1,603,972)	(1,138,368)
Other income (loss), net	104,176	(648,503)
Income (loss) before income taxes	$(1,499,796)	$(1,786,871)

	As of June 30, 2013	As of June 30, 2012
Identifiable Assets:
Project services	$1,466,145	$1,944,350
Consumer-owned renewable energy	558,457	430,180
Clean energy asset ownership and operations	26,860,817	27,653,250
Engineering consulting services	1,789,658	1,860,689
Corporate and other	885,624	3,793,652
Total assets	$31,560,701	$35,682,121

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

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

The purchase price of the shares will be based on the market prices of the Company’s common stock immediately prior to the time of sale as computed under the Purchase Agreement. In no event, however, will LPC be obligated to purchase shares of common stock under the Purchase Agreement at a price of less than $.65 per share. The Company may, at any time, and in its sole discretion, terminate the Purchase Agreement without fee, penalty or cost upon notice to LPC. LPC may not assign or transfer its rights and obligations under the Purchase Agreement. There are no trading volume requirements, and the Company will control the timing and amount of any sales of common stock to LPC. As of June 30, 2013, no shares have been issued in conjunction with this arrangement.

16.          BUSINESS ACQUISITIONS

On April 30, 2012, the Company entered into a purchase agreement for the purchase of 100% of the membership equity interests of Power Engineers Collaborative, L.L.C. (“PEC”), which provides engineering services to clients in the energy, industry and building systems markets. Unaudited proforma results of operations for the six months ended June 30, 2012 as if the Company had acquired majority ownership of PEC on January 1, 2012 are as follows. The proforma results include estimates and assumptions which management believes are reasonable. However, proforma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	June 30, 2013	June 30, 2012

Net revenue	$5,466,507	$5,598,458

Net income (loss) before taxes	$(1,499,796)	$(940,128)

17.         CUMULATIVE PREFERRED STOCK OF SUBSDIARY

During the first six months of 2013, the Company’s wholly-owned subsidiary, Juhl Renewable Assets, Inc. issued 625,000 shares of Cumulative Series A Preferred Stock at a stated price of $1.00 per share. As of December 31, 2012 the Company had previously issued 180,000 shares of Cumulative Series A Preferred Stock at a stated price of $1.00 per share. The subsidiary has designated 30,000,000 shares for this purpose. The Company expects to use the proceeds from the sale of preferred stock for investment in renewable energy projects or investments. Holders of the Preferred stock will be entitled to receive, to the extent of legally available funds, a targeted dividend of 9% per annum, payable quarterly. Dividends for the six months ended June 30, 2013 were approximately $11,000. The preferred shares carry no voting rights but have a liquidation preference over common stockholders of the subsidiary. The Company has the call protection right whereby it has the right, but not an obligation, to redeem any outstanding shares subject to the provisions in the certificate of designation. The holders of the preferred stock can require the Company to redeem the shares on or before December 31, 2014 subject to the terms of the agreement. The Company has treated the preferred stock as a liability based on the designations and rights offered to preferred stockholders.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This report contains “forward-looking statements”, which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance.  All statements, other than statements of historical facts, included in this report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements.  When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions, or their opposites, are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of a number of factors that may tend to influence the accuracy of the statements, including those set forth in this report.  Important factors that may cause actual results to differ from projections include, but are not limited to, for example:  adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of our wind farms, the vulnerability of our wind farms or tower services to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this report.  It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.   These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. Stockholders and potential investors should not place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.

All forward-looking statements speak only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

DEFINITIONS

“We,” “Our,” “us” and similar expressions refer to the Company and its subsidiaries as the context requires:
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

BUSINESS OVERVIEW

Juhl Energy is a leader in the renewable-energy industry. Juhl Energy historically focused on community wind power development, management and ownership, throughout the United States.  We are one of the few companies other than utility based conglomerates that handle all aspects of wind project development, through our operating subsidiaries, including full development and ownership of wind farms, general consultation on wind projects, construction management of wind farm projects and system operations and maintenance for completed wind farms, which results in multiple revenue streams.  The primary focus of our wind power development business has been to build 5 MW to 80 MW wind farms jointly owned by local communities, farm owners, environmentally-concerned investors, and our Company.  The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power. Our development of community wind power systems generally results in landowners owning a portion of the long-term equity in the wind farm that resides on their land.  We pioneered community wind power systems in developing the currently accepted financial, operational and legal structure providing local ownership of medium to large scale wind farms.  Since 1999, we have completed 22 wind farm projects, accounting for approximately 237 MW of wind power that currently operate in the Midwest region of the United States, and we provide operation management and oversight to wind generation facilities generating approximately 85 MW, through our subsidiary, Juhl Energy Services.  Currently, we have projects in various stages of development, amounting to a total of 295 MW of wind power generating capacity.  The wind farm developments that are in process are located in the United States, Canada and Ireland.    This development pipeline consists of approximately 20 projects all of which are on-shore type projects.

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

As part of our innovative role in renewable energy development services, in January 2013, we announced our partnering with Honda Transmission Manufacturing of America (“Honda”) to construct the first ever on-site industrial wind project for the automotive company, with a generation capacity of 3.4 MW.  The Honda wind project represents a growing niche within our renewable energy development services, which includes installing wind and solar facilities for large industrial electricity users and corporate clients.  We expect this project to be completed during the fourth quarter of 2013 or first quarter of 2014. Our goal is to continue to grow this sector of our business by providing quality development services to companies that are looking to utilize renewable energy at their planned or existing facilities.

Diversifying Strategy and Execution

Juhl Energy’s business strategy has allowed us to remain well-positioned for future growth despite the uncertainty surrounding federal policy with respect to tax incentives which have impacted businesses operating in the wind industry.  Our business and operating strategy, among other things, is to continue to develop into an innovative, diverse and balanced clean energy company.   We will work to leverage our portfolio of existing community wind power projects, develop new wind farm projects, including at industrial plants to help reduce the carbon footprint of manufacturers, and take equity ownership positions in existing community-based wind farms.  Further, we are continuing to diversify our business operations by expanding our product offerings to energy conscious consumers with the development of our small scale renewables, including wind turbines and solar products, and more recently, expanding our maintenance services capabilities to include cellular towers.

During the first half of 2013, we have focused our attention on the development of Juhl Tower Services, a wholly owned subsidiary of Juhl Energy Services (as discussed below). With our entry into the U.S. telecommunication industry, through Juhl Tower Services, we perform implementation and maintenance activities on cellular communication towers. Juhl Tower Services enters into contracts with the owners of the cellular communication towers that lease antenna space to wireless service companies and radio and television broadcasters. Such contracts are structured whereby Juhl Tower Services is engaged as a subcontractor to maintain equipment on cellular towers for the owners of the cellular towers. Juhl Tower Services provides us the opportunity to utilize our experience of providing maintenance to wind turbines and apply that to cellular communication towers, with the recruitment of crew leaders and operations personnel with substantial experience in servicing cellular equipment. Further, we believe that such entry into the telecommunications industry exemplifies our strategy to diversify our service offerings, allowing us to capitalize on the growth of the telecommunication industry and the resulting demand for infrastructure, including the cellular communication towers, by using our expertise gained from the maintenance of turbines in our core business of wind farm development. Our expectation is that such contracts will lead to a predictable revenue stream in the next twelve to eighteen months.

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

Diversified Operating Subsidiaries

Through our operating subsidiaries identified below, we are able to diversify our offerings and benefit from tiered revenue streams, as well as integrate our operations:

Juhl Renewable Assets – Renewable Assets Ownership

Through our acquisition subsidiary, Juhl Renewable Assets, we acquire ownership positions in wind farms, and invest in other renewable energy assets, including other related industries, that meet our renewable energy criteria and provide strong operating margins. We utilize our unique knowledge base to acquire new and existing wind farms, thus building an asset base with a predictable revenue stream. Juhl Renewable Assets has taken an ownership position in the following: the 10 MW Valley View wind farm (February 2011), the 10.2 MW Woodstock Hills wind farm (April 2011), and Winona Wind, owner of the 1.5 MW Winona County wind farm (October 2011).

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

As discussed below, we have raised funds through a private offering to purchase such wind and related assets through the selling of preferred stock in Juhl Renewable Assets.

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

In February 2013, Juhl Energy Services formed a wholly-owned subsidiary, Juhl Tower Services, which has entered into agreements to perform implementation and maintenance activities of cellular communication towers.  Juhl Tower Services has acquired assets necessary to perform such services and has engaged crew leaders and operations personnel with substantial industry experience in servicing cellular equipment.  Coupled with Juhl Energy Services’ existing staff of service providers trained for working safely at height, revenue from Juhl Tower Services began in the second quarter of 2013.

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

Currently, Juhl Renewable Energy Systems is focused on the sales and installation of our on-site renewable energy systems, including Solarbank® a proven on-site solar system; Powerbank®, a simple onsite backup power system, and a newly designed wind turbine in the prototype stage, which we consider one of the industry’s most advanced medium scale wind turbines at approximately 35 kW. Juhl Renewable Energy Systems handles projects from start to finish, including design, sales, financing and service. Juhl Renewable Energy Systems offers several financing structures including its ongoing system ownership at customer sites while delivering guaranteed operations and savings to end-user customers.

Power Engineers Collaborative – Engineering Services

In the second quarter of 2012, we acquired Power Engineers Collaborative, which substantiated our evolving strategy to increase our portfolio capacity through acquisitions that complement and support our core business and take advantage of the growth occurring in the wind industry by acquiring complementary, higher margin, industry service providers.

Power Engineers Collaborative provides engineering services to clients, which include electric utilities, independent power producers and industry and building systems. PEC's core business includes assisting clients in site selection, environmental permitting, equipment studies, preparation of contract documents, bid evaluation, contract awards, preparation of detailed construction documents, design of auxiliary facilities, engineering services during construction and training of operating and maintenance personnel. The Building Systems Engineering Division (“BSE”) extends these capabilities and focuses them toward the Mechanical, Electrical, Plumbing ("MEP"), Fire Protection, and energy-related needs of the commercial, residential and institutional sectors. PEC's MEP experience ranges from interior developments to high-rise new construction. Business sectors include commercial, retail, data and communications, K-12 and higher educational, food service, high-rise development, hotel, multi-family residential, industrial, geothermal heat pump systems, biomass, power, municipal, public works and parking facilities. PEC works with client in all phases of an MEP project including permitting, conceptual design, project management and detailed design and construction commissioning start-up.

Thus, Power Engineers Collaborative brings experience, significant expansion of our base business and an opportunity to offer increased capabilities beyond wind and into the full range of clean energy sectors including natural gas, biomass, waste-to-energy, medium-to-large on-site solar, and support to larger wind farm construction. Power Engineers Collaborative also provides us with cross-selling opportunities that we believe will lead to additional growth across our subsidiaries.

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

BUSINESS SEGMENT	DESCRIPTION OF BUSINESS SEGMENT
Project Services (formerly titled wind farm development and management services )	Wind farm development and construction, asset management and turbine and tower maintenance services
Clean Energy Asset Ownership and Operations (formerly titled Wind Farm Ownership and Operations)	Ownership and operations of consolidated wind farms or other clean energy investments
Engineering Consulting Services	Business-to-business engineering consulting services
Consumer-Owned Renewable Energy Products	Sales and distribution of small scale wind and solar products

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

Factors Affecting Our Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our portfolio of wind farms and renewable assets, demand for renewable energy, governmental policies, general market conditions (to finance renewable energy projects), entry into the telecommunications industry, and site selection for our development projects.

Our Portfolio of Renewable Energy Projects

The size of our wind farm portfolio, including the wind farms that we own in whole or part, is a significant revenue driver.  Through our acquisition subsidiary, Juhl Renewable Assets, we focus on the acquisition and construction of existing wind farms that fit our distributed generation model and size projects we typically develop.  We believe that ownership of such wind farms (in part or in whole) provide an ability to expand services to wind farm operations and to create recurring and predictable annual revenue streams for our business.  Our portfolio of acquired ownership in wind farms and other renewable assets may grow at an uneven pace as acquisition opportunities are generally unpredictable.  The level of new portfolio activity will fluctuate based on supply and demand for those assets, our ability to identity existing wind farms that meet our criteria, and the volume of projects that are available for sale by equity owners.  Our ability to acquire such existing wind farms and other renewable assets, in whole or in part, will directly impact future revenue.

Demand for Renewable Energy

According to the Industry and Market Overview of the AWEA’s “U.S. Wind Industry Fourth Quarter 2012 Market Report,” wind generation set a new record in 2012 with the installation of 42% of all new electrical generating capacity in the United States. Further, all renewables together (including solar) accounted for 55% of all new generating capacity in the United States.

Such growth in wind power and other renewables is being driven by several energy policy, environmental and socio-economic factors including:

●	ongoing increases in electricity demand due to population growth and growth in energy consuming devices such as computers, televisions and air conditioning systems;
●

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

●	uncertainty surrounding the growth potential of nuclear power plants;

●	the shorter development time frame of wind projects as compared with natural gas plants and the greater flexibility of wind projects to adapt to changing conditions;
●	worldwide concern over greenhouse gas emissions and calls to reduce global warming due to the carbon dioxide produced by conventional electric generation; and
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

In light of these factors and the resulting increase in demand for wind power and other renewables, we believe that we are positioned to experience significant year-over-year growth with the diversity and integration of our service offerings that augment our wind farm development. We will continue to develop our capabilities in the renewable energy space with the development of distributed generation projects, such as wind/solar hybrid projects, wind facilities for manufacturing companies seeking to reduce their carbon footprint, and small scale renewable systems including solar projects. However, we believe it is necessary to evolve and diversify in our asset, product and service portfolio to reduce our exposure to uncertainty related to renewal of tax incentives (such as the PTC) and other favorable governmental policies currently supporting the wind industry in the United States. If we are not able to diversify our offerings and demand for renewable energy becomes less robust, our operating results may be negatively impacted.

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

Further, we expect that due to the Congressional delay of the extension of the PTC (until January 2013), we expect the growth of wind power developments in 2013 overall may fall below 2012 levels, since the development of wind energy projects requires extensive lead time and many developers tabled projects going forward until there was certainty with respect to an extension of the PTC. However, since the PTC extension applies to all wind projects that “begin construction” in 2013, even if estimated completion is one to two years out, we believe the PTC extension will help support the development of American wind energy resources and sustain its growth.

Until there is a long term energy policy that focuses on the sustainability of the renewable energy industry, failure to extend or renew these or similar incentives in the future could have a material adverse impact on our business, results of operation, financial performance and future development of wind energy projects.

Entry into the Telecommunications Industry

Juhl Tower Services has commenced its entry into the telecommunication industry as a service provider for the performance and maintenance activities of cellular communication towers. Juhl Tower Services enters into master agreements typically with companies designated by leading wireless service companies to manage installation and maintenance activities for certain geographical territories. Alternatively, Juhl Tower Services may also enter into contracts with other companies who may have relationships with cellular tower owners. The companies designated by wireless services companies typically hire subcontractors such as Juhl Tower Services in order to maintain such towers in the designated territory.

We feel that our entry into the telecommunications industry as a service provider to wind generating towers is a natural fit and will provide a steady revenue stream. According to the Telecommunications Industry Association (TIA) 2013-2016 Market Review and Forecast released in March 2013, spending in the U.S. wireless market rose 10 percent in 2012 and overall spending on both wireless and wireline infrastructure is estimated to be $313 billion over the next four years (2013-2016), an increase of 34 percent over the $233 billion that was spent during the previous four years (2009-2012). According to a survey by CTIA – an international nonprofit trade association representing the wireless communications industry, consumers used more than 1.1 trillion megabytes of data for the 12 month period ended in June 2012, as reported by Investors Business Daily (November 23, 2012). Wireless networks are expanding coverage areas for their consumers, as well as launching faster 4G networks and 4G LTE (long term evolution), resulting in an acceleration in the demand for cellular communication towers , as reported by Investors Business Daily (November 23, 2012). The Company believes the acceleration of demand will lead to opportunities for Juhl Tower Services to provide maintenance services to the towers.

Although we expect to earn a predictable revenue stream from such contracts, as cellular communication towers advance, maintenance may not be a routine necessity for cellular communication towers, and subcontractors, may not be needed, which could negatively impact our operating results. In addition, there are significant start-up costs associated with entering the telecommunications market to provide tower services such as equipment acquisition, hiring and training of personnel, field expenses and back office infrastructure. The financial results of tower services can be significantly affected by seasonal weather patterns, crew productivity, project site planning, and managing the processes surrounding project data and billing. We incurred significant costs during the first six months of 2013 for start-up purposes,, establishing our presence in the market, and managing productivity. We incurred a significant net loss during 2013 to-date as a result. However, we believe that, at this time, Juhl Tower Services is well positioned to provide service to cellular communication tower operators and owners.

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

Further, we believe that many community wind farm project owners and developers across the U.S. are facing similar difficulties in arranging project financing from domestic as well as European financing sources.  In light of the difficulties in arranging project financing, we are noticing that turbine suppliers are also becoming a source of capital in construction financing for wind farm projects. We expect credit conditions to improve and we will assist project owners in examining federal and loan guarantee programs as an additional means of securing project financing.

Further, we believe there is sufficient interest by individual investors and private equity funds that desire to make renewable energy investments with a fixed rate of return. During the second quarter of 2013, we conducted an offering of preferred stock by our subsidiary, Juhl Renewable Assets, to meet, in part, the funding commitments needed for our renewable energy projects.  We will use the capital raised in an offering of Juhl Renewable Assets Series A Preferred Stock for recovering our balance sheet capital that had been utilized on completed projects or for development projects.

 Site Selection

With respect to our wind projects, good site selection and advantageous positioning of turbines on a selected site are critical to the economic production of electricity by wind energy, as wind is intermittent and electricity generated from wind power can be highly variable. In our experience, the primary costs of producing wind-powered electricity are the turbine equipment and construction costs. As an intermittent resource, wind power must be carefully positioned in the electric grid along with other generation resources. We believe Juhl Energy has demonstrated the expertise necessary to work with local electric utilities to establish proper integration plans.  However, site selection is a factor that may impact our operating results.

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

In February 2013, we formed Juhl Tower Services and began acquiring assets and personnel necessary to perform services with regard to maintenance of cellular communication towers.  We started recording revenue from this subsidiary in the second quarter of 2013.

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

Results of Operations

Comparison of Three and Six-Month Periods Ended June 30, 2013 and June 30, 2012

Overview

Our general activity during the second quarter of 2013 was primarily focused on the following projects:

Wind Farm Development Activity

We continued our active development, through Juhl Energy Development, of five wind farm projects comprising approximately 50 MW of development in Midwestern or eastern regions of the United States.  This allows us to diversity our development portfolio by adding projects throughout North America and in the regions that generally experience higher electric rates.

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

Consumer-Owner Renewable Energy Segment

During the quarter ended June 30, 2013, Juhl Renewable Energy Systems continued the prototype testing of a 35 kw class wind turbine and development of the Solarbank® and Powerbank® product lines in order to advance product performance, and analyze product readiness for distribution.  Therefore, we have not yet achieved significant revenues in the Consumer-Owner Renewable Energy segment during the quarter ended June 30, 2013. As previously stated above, NextGen has diminished its small scale wind turbine refurbishing operations and is currently conducting only periodic maintenance activities. We will concentrate on increasing revenues in this segment through the sale of Juhl Renewable Energy Systems’ small wind, Solarbank® and Powerbank® products.

Expansion of Field Maintenance Services

In February 2013, we formed Juhl Tower Services, which is a wholly-owned subsidiary of Juhl Energy Services. Juhl Tower Services was formed to maintain equipment on towers, including wind generating towers and cellular towers.  Juhl Tower Services enters into agreements as a subcontractor to maintain equipment on cellular communication towers for companies operating in the cellular communications industry. Juhl Tower Services has acquired assets necessary to perform such services and has recruited crew leaders and operations personnel with substantial industry experience in servicing cellular equipment.  Coupled with Juhl Energy Services’ existing staff of service providers trained for working safely at height, Juhl Tower Services began receiving work orders in April 2013 and started recording revenue from this subsidiary in the second quarter of 2013.

Revenue

Total revenue increased by approximately $1,057,000, or 56.3%, from approximately $1,879,000 for the quarter ended June 30, 2012, to approximately $2,936,000 for the quarter ended June 30, 2013. Total revenue increased by approximately $2,382,000 or 77.2%, from approximately $3,085,000 for the six months ended June 30, 2012, to approximately $5,467,000 for the six months ended June 30, 2013.

For each of our four business segments, a comparison of our revenue for the six months ended June 30, 2013 and 2012 is as follows:

	June 30, 2013	June 30, 2012	$ Change	% Change
Project services:
Wind farm development	$20,000	$34,000	$(14,000)	(41.2)%
Management and maintenance	966,000	564,000	402,000	71.2
Consumer-owned renewables energy products:
Small scale solar and wind	30,000	63,000	(33,000)	(52.3)
Engineering consulting services:
Engineering consulting	2,925,000	770,000	2,155,000	279.9
Clean energy asset ownership/operations:
Electricity sales	1,526,000	1,654,000	(128,000)	(7.7)
Total	$5,467,000	$3,085,000	$2,382,000	77.2%

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

Project Services:

Wind Farm Development and Construction

During the quarter ended June 30, 2013, we have not recognized any significant revenue from construction and development fee income as our wind farm development activities were focused on five projects in the pre- construction stage.

The timing of our wind farm development and construction revenues are dependent on our ability to successfully complete financing, permitting and turbine arrangements, and ultimately complete project construction activities.   Depending on the financing arrangements, we may ultimately be unable to report revenue from construction and development if we are considered the primary beneficiary due to variable interest entity rules. For the second half of 2013, our revenues from development and construction will be dependent upon a number of factors including project financing arrangements, our ability to reach contractual agreements for turbine supply and construction services, permitting and variable interest entity rules.

We believe that the January 2013 federal legislation to extend the production tax credit will provide an opportunity for us to commence development and construction for one or possibly two projects in our pipeline in the remaining half of 2013.  While we cannot accurately predict the nature, timing and extent of the projects that we may be able to complete during 2013, we believe that we will have the ability to develop and construct two late-stage development projects comprising approximately 7 MW in Ohio.

Management and Maintenance services

Revenue in the second quarter and six months ended June 30, 2013 from wind farm administration, management and maintenance services (including cellular tower services) was approximately $442,000 and $401,000, respectively, more than the same periods in 2012, after accounting for eliminations from our consolidated wind farms.  The increase is primarily related to new revenue streams from our cellular tower business. The cellular tower services revenues, which commenced in April 2013, were related to one customer and we seek to expand our services work with other vendors in the third quarter. The cellular tower services work is performed pursuant to work orders obtained from our customer for specific project sites. The site work is expected to be completed within two weeks or less from receipt of the work order and as such, the completed contract method of accounting is used for revenue recognition.

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

Clean Energy Asset Ownership/Operations:

Asset Ownership and Operations

In 2011, we acquired ownership in three wind farms (Woodstock Hills, Winona Wind and Valley View) and our consolidated financial statements include the operations of these entities. During the six months ended June 30, 2013, we did not acquire ownership in any additional wind farms.

Revenue for electricity sales for the six month period ended June 30, 2013 was approximately $1,526,000 from the three wind farms (as noted above), representing a decrease of approximately $128,000 from the six month period ended June 30, 2012.   The revenue for the three months ended June 30, 2013 and 2012 was flat. The decrease is mostly attributable to lower wind speeds in the geographical areas of these wind farms and therefore revenues decline accordingly. In addition, electricity sales revenue is adjusted based on the use of an accounting revenue recognition policy that reduces the current billing amounts to the average rate over the remainder of the power purchase contract.

Consumer-Owned Renewables:

Consumer-Owner Renewable Products

Revenues from the sales and services of small scale wind and solar products and services decreased by approximately $33,000 for the six months ended June 30, 2013 from the six months ended June 30, 2012. The revenue for the three months ended June 30, 2013 and 2012 was flat. The decrease was primarily related to a reduction in the sales of periodic maintenance and repair services of small scale wind and solar products. Juhl Renewable Energy Services is in the process of completing a new wind turbine design, and testing of new prototype model, and as such, its revenues are delayed until design and test activities are completed within the next twelve months. Juhl Renewable Energy Services is also seeking to build revenue streams from the Solarbank® and Powerbank® product lines but any significant revenues will probably not occur until third quarter of 2013 as we seek to enhance our production and sales distribution capabilities.

Engineering Consulting Services:

Total revenue increased by approximately $605,000, from approximately $770,000 for the quarter ended June 30, 2012, to approximately $1,375,000 for the quarter ended June 30, 2013. Total revenue increased approximately $2,155,000 for the six months ended June 30, 2013 from approximately $770,000 for the six months ended June 30, 2012, to approximately $2,925,000 for the six month period ended June 30, 2013. The increases for the three and six months ended June 30, 2013 are impacted because this segment of our business commenced April 30, 2012 through our acquisition of PEC, so that the prior year comparisons do not include revenue activities of PEC for January through April 2012.

Cost of Revenues

Cost of revenues increased by approximately $1,273,000, or 100.6% from approximately $1,266,000 for the quarter ended June 30, 2012 to approximately $2,539,000 for the quarter ended June 30, 2013. Cost of revenues increased by approximately $2,501,000, or 140.8% from approximately $1,775,000 for the six month period ended June 30, 2012 to approximately $4,276,000 for the six month period ended June 30, 2013.

The comparison of June 30, 2013 to June 30, 2012 is affected by two primary factors:

●

cost of revenues in 2013 includes approximately $2,233,000 of direct labor, sub-consultant costs and project expenses related to the new engineering consulting services segment whereas there were approximately $709,000 in 2012, or an increase of approximately $1,524,000 as 2012 had only two months of operating activity versus the six months for 2013 as a result of the PEC acquisition on April 30, 2012; and

●

cost of revenues in 2013 includes approximately $980,000 of direct labor and project-related expenses incurred in our effort to diversify our maintenance services to include cellular communication towers. There were no such expenses in 2012.

Gross margins for the six month period ended June 30, 2013 decreased by approximately $119,000, which is primarily attributable to the increase in additional gross margins generated by the new engineering consulting services of approximately $631,000 and offset by approximately $462,000 of expenses from the tower services launch, decrease of approximately $128,000 in electricity sales revenues as noted above, and other decreases in revenues for project services and consumer-owned renewable energy products as noted in the table above.

Operating Expenses

General and Administrative Expenses. General and administrative expenses increased by approximately $47,000 or 7.0%, from approximately $675,000 for the quarter ended June 30, 2012 to approximately $722,000 for the quarter ended June 30, 2013. General and administrative expenses increased by approximately $64,000, or 5.3% from approximately $1,220,000 for the six month period ended June 30, 2012 to approximately $1,284,000 for the six month period ended June 30, 2013.

The increase in general and administrative expenses includes:

●

increase of approximately $396,000 for general and administrative expenses for businesses that were not in our reporting entity a year ago, namely, the Juhl Tower Services start-up in February 2013 and PEC, a newly consolidated operating entity since April 30, 2012.  The $396,000 includes approximately $152,000 for amortization of intangible assets;

●

decrease of approximately $161,000 in professional services from the prior year which had one-time expenses associated with due diligence costs associated with business acquisition activity and other business requirements associated with being a public company; and

●	decrease in investor relations and advertising costs of approximately $100,000 in 2013 associated with a reduction in spending by management in those areas.

Payroll and Employee Benefits. Payroll and employee benefits expenses increased by approximately $151,000, or 27.9%, from approximately $540,000 for the quarter ended June 30, 2012 to approximately $691,000 for the quarter ended June 30, 2013. Payroll and employee benefits increased by approximately $298,000, or 29.9% from approximately $999,000 for the six month period ended June 30, 2012 to approximately $1,297,000 for the six month period ended June 30, 2013.

The increase of $298,000 is primarily related to:

●

increase of approximately $427,000 of officer and administrative salaries related to businesses that were not in our reporting entity a year ago, namely, the Juhl Tower Services start-up and PEC’s engineering consulting payroll whereas there were $45,000 during the six months ended June 30, 2012; and

●	decrease in stock-based compensation expense of approximately $106,000.

The payroll expenses related to engineering consulting employees who are directly performing engineering activities are recorded in cost of revenues.  Payroll related to maintenance services employees are also considered as a part of cost of revenues.

Wind Farm Administration Expenses. Wind farm administration expenses represent costs that we incur to perform administrative services with respect to our management services contracts, as well as the general and administrative expenses incurred directly within the three wind farm entities, Valley View, Winona Wind, and Woodstock Hills that we are consolidating. Wind farm administration expenses increased by approximately $8,000, or 7.1%, from approximately $109,000 for the quarter ended June 30, 2012 to approximately $117,000 for the quarter ended June 30, 2013. Wind farm administration expenses decreased by approximately $16,000 or 7.0% from approximately $229,000 for the six month period ended June 30, 2012 to approximately $213,000 for the six month period ended June 30, 2013.

The decrease in expenses was primarily attributable to one-time professional fees associated with the Valley View and Winona County farm projects.

Operating Income (Loss)

Our operating loss represents an increase of approximately $422,000, from an operating loss of approximately $712,000 for the quarter ended June 30, 2012 compared to operating loss of approximately $1,134,000 for the quarter ended June 30, 2013. Our operating loss represents an increase of approximately $466,000, or 40.9%, from an operating loss of $1,138,000 for the six months ended June 30, 2012 to an operating loss of approximately $1,604,000 for the six months ended June 30, 2013.

The increase in our operating loss of $422,000 and $466,000 for the quarter and six months ended June 30, 2013, respectively, is primarily attributable to the start-up expenses and negative operating margins in establishing the tower services capability of Juhl Tower Services. We did incur lower margins from our wind farm management and maintenance services and electricity sales, but those are offset by operating margins obtained through the engineering consulting service activities.

The increase in our operating loss for the six months ended June 30, 2013 of $466,000 is primarily attributable to the start-up expenses and negative operating margins in establishing the tower services capability of Juhl Tower Services.

Other Income (Expense)

Other expense of approximately $217,000 during the quarter ended June 30, 2013 primarily consists of approximately $206,000 of interest expense relating to the Valley View and Woodstock Hills wind farm nonrecourse bank loan notes,  offset by a fair value gain adjustment of approximately $423,000 related  to an interest rate swap agreement on the Valley View wind farm project.  The fair value of the interest rate swap arrangement is subject to fluctuation due to changes in the LIBO rate market as evidenced by a fair value loss adjustment of approximately $187,000 for the same quarter a year ago.

Other income of approximately $104,000 during the six months ended June 30, 2013 primarily consists of approximately $415,000 of interest expense relating to the Valley View wind farm and Woodstock Hills wind farm nonrecourse bank loan notes,  offset by a fair value gain adjustment of approximately $516,000 related  to an interest rate swap agreement on the Valley View wind farm project.  As noted above, the fair value of the interest rate swap arrangement is subject to fluctuation due to changes in the LIBO rate market as evidenced by a fair value loss adjustment of approximately $187,000 for the same period a year ago.

Net Income (Loss)

Net loss decreased by approximately $189,000, or 17.1%, from a net loss of approximately $1,106,000 for the quarter ended June 30, 2012 to net loss of approximately $906,000 for the quarter ended June 30, 2013. Net loss decreased by approximately $20,000 or 1.3% from a net loss of approximately $1,520,000 for the six months ended June 30, 2012 to a net loss of approximately $1,500,000 for the six months ended June 30, 2013.

The $189,000 decrease in the quarterly net loss between June 30, 2013 and 2012 is primarily attributable to $610,000 swing in the fair value adjustments of the interest rate swap arrangement as noted under Other Income (Expense) above, net of the operating loss incurred in the Juhl Tower Services activities as noted the Operating Income (Loss) above.

The $20,000 decrease in the net loss for the six months ended in 2013 and 2012 is primarily attributable to a $704,000 swing in the fair value adjustments of the interest rate swap arrangement, net of the operating loss incurred in the Juhl Tower Services activities as noted above and a $267,000 income tax benefit shown in 2012 whereas there is no such tax benefit recorded in 2013.

The net income (loss) variation for the second quarter 2013 as compared to 2012 was not significantly impacted by our wind farm development and construction activity as we did not achieve revenues in either period. However, our revenue and net income (loss) patterns can be significantly impacted by the timing of the development fee and construction revenue.

Changes in the Financial Condition for the Period ended June 30, 2013

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Accounts receivable of approximately $1,388,000 at June 30, 2013 included approximately $802,000 for engineering consulting open accounts, approximately $360,000 for billed and unbilled management and maintenance open accounts, and approximately $224,000 related to receivables from selling electrical power to a credit-rated utility company and unbilled amounts.  All unbilled receivables as of June 30, 2013 are expected to be billed and collected within twelve months.

An allowance for doubtful accounts has been established in the amount of approximately $36,000 which we believe is sufficient to cover any potential uncollectible amounts.

Property and Equipment

As of June 30, 2013 and December 31, 2012, we held approximately $24,298,000 and $24,821,000 in net book value of property and equipment, respectively. The assets include approximately $25,730,000 (at original cost) in wind turbine assets of Woodstock Hills, Valley View and Winona County in 2011. The wind farm assets were booked at fair value at the time of the acquisition for the Woodstock Hills and Valley View entities, and at book value for Winona County due to common control. Other assets included in property and equipment includes land, buildings, office equipment, shop equipment and service vehicles.

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

At June 30, 2013, we carried approximately $1,212,000 in cash and unrestricted short term-investments on the balance sheet (excluding restricted cash).   In addition, we hold approximately $317,000 of the short-term investments that have been designated as security for the bank notes payable of approximately $286,000 and therefore have been reflected in current assets as a restricted short-term investment on the consolidated balance sheets.

Our unrestricted cash balances increased by approximately $92,000 during the quarter ended June 30, 2013, but has decreased by $819,000 since December 31, 2012. The reduction in cash resources since the beginning of the year is primarily related to the cash needed to sustain unprofitable operations during 2013, including the start-up and working capital needs for the Juhl Tower Services business, cash paid out for the working capital component of our PEC acquisition, but offset by our preferred stock sales in Juhl Renewable Assets. Further explanation of the decline in our cash balances is included in the commentary below regarding operating, investing and financing activities.

With respect to the negative operating cash flows in 2013 and during calendar year 2012, this can be primarily attributable to the highly cyclical nature of the wind farm development and construction aspects of our business model, which is subject to risks and uncertainties surrounding project timing, financing and legislated energy policy. The Company has worked to stabilize its operations by diversifying its business model with recurring revenue and profit streams in order to offset or minimize the fluctuations in our wind farm development and construction operating activities. We expect to achieve profitability from cash flow improvement in the Company’s engineering consulting services and clean energy asset ownership and operations business segments that were added or expanded in 2012, and Juhl Tower Services’ cellular tower services, that were launched during the first half of 2013.

To strengthen our liquidity position in 2013, we conducted a private sale of Series A Preferred Stock of our subsidiary, Juhl Renewable Assets.  As of the date of this report, we have sold approximately $1.1 million of Series A Preferred Stock of Juhl Renewable Assets and we believe we can raise the remaining balance in the third quarter of 2013 based on verbal commitments we have.  The purpose of this raise is to replenish a portion of the approximate by $2,400,000 of cash funds that we previously invested into three wind farm projects from internal operations.  We believe that funds generated from existing contractual agreements and tower services work, together with existing cash resources, will be sufficient to finance our operations and planned capital expenditures through the next 12 months.

In 2013, we expect to complete at least one wind farm development in the fourth quarter resulting in recognition of development fees upon project closing along with recoupment of certain project development costs that we have sunk into such project.

Our balance sheet at June 30, 2013 includes a promissory note payable of approximately $2,991,000 to a turbine supplier for amounts due for turbines on the Winona County wind project.  The note was initially payable in April 2012 assuming that the project was able to raise permanent project debt financing. The Company continues to seek long-term outside debt financing for this project. Until such time that debt financing is achieved, the note is payable through free cash flows available from the Winona County wind project, and as such, approximately $2,826,000 has been classified as long-term based on our assessment of future cash flows that are expected beyond one year. The Company has a secured interest in the Winona County wind project. In the event that the Company does not make the free cash flow payments from the Winona County wind project available to the turbine supplier, this could put the Company into an event of default.

The April 2012 purchase agreement with the sellers of the PEC ownership interests called for the sellers to receive cash installments in 2012 for working capital as of the date of the acquisition that exceeded a $300,000 targeted working capital amount, or approximately $1,020,000.  As of December 31, 2012, we had paid approximately $35,000 of this amount and had paid out the remaining balance to the former owners by March 15, 2013 primarily using sources of payment that became available to us through a bank line of credit, use of cash escrowed at the time of closing, cash collected within the engineering consulting business and approximately $75,000 of cash from Juhl Renewable Assets.  An earn-out incentive is also available to the former owners in 2013 and 2014 (maximum $250,000 across the two years) provided that certain revenue and profit levels are met. The former owners qualified for one-half of the maximum incentive and as such $125,000 was paid out in July 2013. We have established a $600,000 bank line of credit to assist in the funding of business activities using accounts receivable as a borrowing base; however, the bank line is subject to the amount of open receivables and eligibility requirements.

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

During February 2013, we launched a new company, Juhl Tower Services.  The tower services have required us to invest approximately $1.1 million through August 2013 until such time as receivable collections are sufficient to sustain operations after that point in time. We have established a $500,000 bank line of credit to assist in the funding of the tower services business activities using accounts receivable as a borrowing base; however, the bank line is subject to the amount of open receivables and eligibility requirements.

We will continue our internal efforts to assist our project owners in arranging financing terms for each wind farm or solar project under development.  The ability to assist project owners with obtaining debt and equity financing is a material factor in producing our future development fee revenue streams and cash flow. We expect that we will be required to obtain interim vendor financing from turbine suppliers or subcontractors for projects under development, and we are typically required to grant a security interest to those suppliers.  The security agreement allows the supplier to step-into our developer rights that we have to the project entity, after a passage of time typically 180 days from project completion.

Going forward, we plan to broaden our financial sources to include term loans, public and private equity, and debt issuances, and specific asset funding related to our development fee revenue streams and cash flows.  Based on market conditions, we may use other forms of leverage in addition to these financing arrangements.

Future Growth and Financing

Despite the political climate which has resulted in uncertainty around federal energy policy, we have been able to secure development rights for late stage wind farm development opportunities that should enable us to complete wind farm projects for large corporations or small utilities who desire to purchase electricity from these projects.  We will seek to obtain additional sources of recurring revenue from maintenance, administrative and services businesses through securing new business or undertaking additional mergers or acquisitions, and reduce the inconsistent revenue patterns that we see in our wind farm development business.

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

Another opportunity for growth in 2013 has been the formation of Juhl Tower Services, a wholly-owned subsidiary of Juhl Energy Services. Juhl Tower Services has entered into agreements to perform implementation and maintenance activities of cellular communication towers. Juhl Tower Services has acquired assets necessary to perform such services and has engaged crew leaders and operations personnel with substantial industry experience in servicing cellular equipment.  Coupled with Juhl Energy Services’ existing staff of service providers trained for working safely at height, Juhl Tower Services began receiving work orders in March 2013 and started recording revenue from this subsidiary in the second quarter of 2013.

Further to provide some additional liquidity through an equity line approach, the Company signed a purchase agreement on June 15, 2012 (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), together with a Registration Rights Agreement, whereby LPC has agreed to purchase up to $10 million of our common stock, par value $.0001 (the “Common Stock”), over a 30-month period.  Under the Registration Rights Agreement, on July 30, 2012, the Company filed a registration statement with the SEC related to the transaction covering the shares that may be issued to LPC under the Purchase Agreement.  The Company, in its sole discretion, has the right over a 30-month period to sell shares of Common Stock to LPC in amounts up to 100,000 shares and depending upon certain conditions as set forth in the Purchase Agreement increasing to amounts up to 500,000 shares of Common Stock, up to an aggregate of $10 million. The purchase price of the shares of Common Stock will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to LPC.  LPC shall not have the right or the obligation to purchase any shares of our Common Stock on any business day that the price of our Common Stock is below the floor price of $.65, as provided in the Purchase Agreement. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We have not yet sold any shares under this arrangement since our stock price has not met the floor price minimum. Given that the trading price for the shares of the company has not exceeded the floor price over the past several periods, the Company has determined it will no longer bear the expense of certain obligations under the Purchase Agreement.  It is possible that should the price increase and no default has been declared by LPC, that the Company will renew its obligations, including maintaining registered public shares for sale incident to the agreement with LPC, but at present the benefit of such expense does not outweigh the costs.  LPC may declare us to be in default under the Purchase Agreement; however, in management’s opinion, this declaration of default will have no impact on the operations of the Company.

Net Cash – Operating Activities

Net cash used in operating activities increased by approximately $252,000, from the net cash used in operating activities of approximately $314,000 for the six months ended June 30, 2012 to net cash provided by operating activities of approximately $566,000 for the six months ended June 30, 2013.

The change in net cash from operating activities of $252,000 is primarily due to the cash used for working capital and funding operations of the Juhl Tower Services business and management of accounts payable payments. We will continue to manage operating expenses for cash flow control as we seek to diversify our revenue base.

Net Cash – Investing Activities

Net cash from investing activities decreased by approximately $5,791,000, from the net cash provided by investing activities of approximately $5,136,000 for the six months ended June 30, 2012 to net cash used in investing activities of approximately $654,000 for the six months ended June 30, 2013. The change is primarily attributable to the receipt of U.S. Treasury Section 1603 cash grant in the amount of $6,284,000 in 2012, net of a $321,000 receipt in 2013 for a matured certificate of deposit, and cash payments made in the current and prior periods for the PEC acquisition. In addition, we invested approximately $91,000 more cash in 2013 versus 2012 in pre-construction wind farm development costs and property and equipment additions.

Net Cash – Financing Activities

Net cash flow used in financing activities decreased by approximately $7,415,000, from the net cash flow used in financing activities of approximately $7,013,000 for the six months ended June 30, 2012 to net cash provided by financing activities of approximately $402,000 for the six months ended June 30, 2013.  The decrease in cash used in financing activities is primarily attributable to the payments made to a bank and vendors out of the cash grant of approximately $6,200,000 in 2012.  In addition, there were two other offsetting factors in our financing activities: 1) cash from financing activities increased in the second quarter of 2013 by $538,000 relating to a revolving note payable in the engineering consulting and tower services business to assist in managing working capital; and 2) proceeds from the sale of Juhl Renewable Asset Series A preferred stock of $625,000 as a part of our $1.4 million offering to replenish balance sheet cash that had been previously used to fund the acquisition of three wind farm projects.

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

●

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

●

The Company has agreed, with respect to a put right made available to one of the Common Members in the Valley View wind farm project (who contributed $500,000) to redeem any of its units then held by the respective individual investor for a price in cash equal to the present value of the (i) estimate future distributions to be made to Purchaser net of (ii) estimated future income allocations for which no distributions are projected to be made (“Put Right Purchase Amount”). If the Company fails to pay in full the Put Right Purchase Amount in cash on the due date, the Company shall issue a promissory note with a maturity date not exceeding 36 months and pay interest thereon.

●

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

Variable Interest Entities

The Company has determined that one of its wind farm projects, Valley View, is variable interest entity (“VIE”). The footnotes to our consolidated financial statements in our annual report on Form 10-K  provide our analysis and judgments with respect to whether or not the Company should consider consolidation of these VIE’s into our financial statements. We have consolidated one VIE because we believe that we had implicit power to significantly impact the economic performance of the limited liability company associated with that wind farm project.

Item 3. QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2013. Based upon management’s evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were designed at a reasonable assurance level and were effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three-month period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: August 14, 2013
/s/ John Mitola
John Mitola
President