Form 10-Q
period 2013-09-30
Juhl Energy, Inc
filed 2013-11-14
CIK 1366312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Common Stock:  23,924,789 shares outstanding as of November 7, 2013.

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

JUHL ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	SEPTEMBER 30, 2013	DECEMBER 31, 2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$869,695	$2,031,039
Restricted cash	634,602	412,665
Short-term investments and accrued interest receivable	-	320,950
Short-term investments - restricted	317,531	316,891
Accounts receivable, net of allowance for doubtful accounts	1,836,151	1,305,317
Work-in-progress	679,885	527,300
Inventory	96,387	281,521
Other current assets	518,367	335,187
Total current assets	4,952,618	5,530,870

PROPERTY AND EQUIPMENT, Net	23,979,018	24,820,575

OTHER ASSETS	2,236,665	2,595,673

TOTAL ASSETS	$31,168,301	$32,947,118

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,067,146	$579,300
Accrued liabilities	1,287,299	908,072
Payable to former owners of acquired company	-	985,872
Deferred revenue - license arrangement and other	317,408	317,408
Current portion of notes payable	1,009,369	234,807
Current deferred income taxes	-	11,000
Derivative liabilities- interest rate swap	208,054	225,109
Current portion of nonrecourse debt	813,320	784,606
Total current liabilities	4,702,596	4,046,174

LONG-TERM LIABILITIES
Nonrecourse debt, net of current portion	9,377,292	9,866,504
Notes payable, net of current portion	3,057,882	2,998,668
Derivative liabilities- interest rate swap	424,230	898,400
Deferred revenue - license arrangement and 1603 Grant, net of current portion	1,990,224	2,070,128
Deferred revenue - power purchase contract	4,000,018	3,881,870
Deferred income taxes	42,000	31,000
Total long-term liabilities	18,891,646	19,746,570

REDEEMABLE PREFERRED MEMBERSHIP INTERESTS	2,518,450	2,518,450

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY	1,530,000	180,000

STOCKHOLDERS' EQUITY
Controlling interest in equity:
Preferred Stock, 20,000,000 shares authorized
Series A convertible preferred stock - $.0001 par value, 4,820,000 issued and outstanding as of September 30, 2013 and December 31, 2012 (liquidation preference of $5,883,000 at September 30, 2013 and December 31, 2012)	2,527,731	2,527,731
Series B convertible preferred stock - $.0001 par value, 5,966,792 issued and outstanding at September 30, 2013 and December 31, 2012	11,392,403	11,392,403
Common Stock - $.0001 par value; 100,000,000 shares authorized, 23,893,428 and 23,155,146 issued and 23,703,824 and 22,965,542 outstanding September 30, 2013 and December 31, 2012, respectively	2,389	2,316
Additional paid-in capital	9,373,915	9,341,235
Treasury stock, 189,604 shares held by the Company at September 30, 2013 and December 31, 2012	(218,965)	(218,965)
Accumulated deficit	(21,297,970)	(18,045,854)
Total equity attributable to Juhl Energy, Inc.	1,779,503	4,998,866
Noncontrolling interest in equity	1,746,106	1,457,058
Total stockholders' equity	3,525,609	6,455,924

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,168,301	$32,947,118

The accompanying notes are an integral part of these consolidated statements.

The following table presents information on assets and liabilities related to a VIE that is consolidated by the Company at September 30, 2013 and December 31, 2012. The difference between total VIE assets and liabilities represents the Company's interests in those entities, which were eliminated in consolidation.

	SEPMTEBER 30, 2013	DECEMBER 31, 2012
	(unaudited)
Cash	$68,591	$44,970
Restricted Cash	552,570	330,633
Accounts receivable and other current assets	266,271	231,423
Property and equipment, net	15,170,686	15,669,942
All other assets	750,000	700,000
Total assets	$16,808,118	$16,976,968

Accounts payable and accrued expenses	$590,010	$424,270
Derivative liabilities	632,284	1,123,509
Deferred revenue- power purchase contract	26,343	16,622
Nonrecourse debt	9,429,773	9,681,758
Total liabilities	$10,678,410	$11,246,159

The assets of the consolidated VIEs are used to settle the liabilities of those entities. Liabilities are nonrecourse to the general credit of the Company.

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	2013		2012
	(unaudited)		(unaudited)

REVENUE	$3,204,328	100.0%	$2,264,147	100.0%

COST OF GOODS SOLD	2,773,623	86.6	1,503,457	66.4

GROSS PROFIT	430,706	13.4	760,690	33.6

OPERATING EXPENSES
General and administrative expenses	648,040	20.2	597,975	26.4
Payroll and employee benefits	700,936	22.0	488,847	21.6
Wind farm management expenses	50,894	1.6	63,707	2.8
Total operating expenses	1,399,869	43.8	1,150,529	50.8

OPERATING INCOME (LOSS)	(969,164)	(30.4)	(389,839)	(17.2)

OTHER INCOME (EXPENSE)
Interest income	423	0.0	9,481	0.4
Interest expense	(209,424)	(6.4)	(234,055)	(10.3)
Gain (Loss) on fair value of interest rate swap	(25,666)	(0.7)	(83,165)	(3.7)
Other income	5,000	0.2	46,821	2.1
Total other income (expense), net	(229,667)	(6.9)	(260,918)	(11.5)

INCOME (LOSS) BEFORE INCOME TAXES	(1,198,831)	(37.3)	(650,757)	28.7

INCOME TAX EXPENSE	-	0.0	-	0.0

NET INCOME (LOSS)	(1,198,831)	(37.3)	(650,757)	28.7

LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(32,721)	0.9	(38,935)	1.7

NET INCOME (LOSS) ATTRIBUTABLE TO JUHL ENERGY, INC.	$(1,166,110)	(36.4)%	$(611,822)	(27.0)%

PREFERRED DIVIDENDS	124,337		110,692

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,290,447)		$(722,514)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED	23,700,680		22,724,488

NET INCOME (LOSS) PER SHARE BASIC & DILUTED	$(0.05)		$(0.03)

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	2013		2012
	(unaudited)		(unaudited)

REVENUE	$8,670,985	100.0%	$5,349,124	100.0%

COST OF GOODS SOLD	7,044,596	81.3	3,280,550	61.3

GROSS PROFIT	1,626,389	18.7	2,068,574	38.7

OPERATING EXPENSES
General and administrative expenses	1,932,356	22.3	1,821,078	34.0
Payroll and employee benefits	1,998,249	23.1	1,487,873	27.8
Wind farm administration expenses	263,918	3.0	287,828	5.4
Total operating expenses	4,194,523	48.4	3,596,779	67.2

OPERATING INCOME (LOSS)	(2,568,134)	(29.7)	(1,528,205)	(28.5)

OTHER INCOME (EXPENSE)
Interest and dividend income	2,793	0.0	34,388	0.6
Interest expense	(624,510)	(7.2)	(720,794)	(13.5)
Gain (Loss) on fair value of interest rate swap	491,225	5.7	(269,837)	(5.0)
Other Income	-	0.0	46,821	0.9
Total other expense, net	(125,491)	(1.5)	(909,422)	(17.0)

INCOME (LOSS) BEFORE INCOME TAXES	(2,698,626)	(31.1)	(2,437,627)	(45.5)

INCOME TAX BENEFIT (EXPENSE)	-	0.0	267,000	5.0

NET INCOME (LOSS)	(2,698,626)	(31.0)	(2,170,627)	(40.5)

LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	289,948	3.3	1,779	0.0

NET INCOME (LOSS) ATTRIBUABLE TO JUHL ENERGY, INC.	$(2,988,574)	(34.4)%	$(2,172,406)	(40.5)%

PREFERRED DIVIDENDS	204,957		293,484

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,193,531)		$(2,465,890)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	23,430,073		22,311,039

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$(0.14)		$(0.11)

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

	Common Stock		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Additional Paid-In	Treasury	Accumulated	Total Stockholders' Equity-	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Juhl Energy	Interest	Equity

BALANCE -December 31, 2012	23,155,146	$2,316	4,820,000	$2,527,731	5,966,792	$11,392,403	$9,341,235	$(218,965)	$(18,045,854)	$4,998,866	$1,457,058	$6,455,924

Net income (loss)									(2,988,574)	(2,988,574)	289,948	(2,698,626)

Stock-based compensation							32,753			32,753		32,753

Series A preferred stock dividend paid in common stock	738,282	73		(292,413)			292,340					-

Series A Preferred dividends				292,413			(292,413)					-

Dividends on subsidiary preferred stock paid in cash									(36,881)	(36,881)		(36,881)

Dividends paid on preferred membership interests in wind farms and other distributions									(226,661)	(226,661)	(900)	(227,561)

BALANCE -September 30, 2013 (unaudited)	23,893,428	$2,389	4,820,000	$2,527,731	5,966,792	$11,392,403	$9,373,915	$(218,965)	$(21,297,970)	$1,779,503	$1,746,106	$3,525,609

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,698,626)	$(2,170,627)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,198,778	1,072,294
Impairment of inventory	172,200	-
Stock-based compensation	32,753	148,189
Increase in allowance for doubtful accounts	5,680	20,000
Gain (loss) on fair value of interest rate swap	(375,034)	269,837
Change in operating assets and liabilities, net of effects from acquisitions:
Derivative instruments - interest rate swap	(116,191)	-
Accounts receivable	(536,514)	1,713,341
Work-in-progress	(152,585)	(139,468)
Inventory	12,934	10,654
Other current assets	99,015	(78,013)
Interest receivable on short term investments	-	-
Accounts payable	487,846	(1,448,239)
Promissory notes payable	115,873	135,407
Accrued expenses	129,227	(326,410)
Income taxes payable	-	(90,000)
Deferred income taxes	-	(267,000)
Deferred revenue	80,648	192,810
Other	75,000	(55,411)
Net cash provided by (used in) operating activities	(1,468,996)	(1,012,636)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from short-term investments	320,310	-
Payable to former owners of acquired company	(735,872)	-
Proceeds from cash grant	-	6,284,476
Cash paid for business acquisition, net of cash acquired	-	(1,000,000)
Payments for project development costs, net of reimbursements	(67,667)	(63,324)
Payments for property and equipment	(134,295)	(173,231)
Net cash provided by (used in) investing activities	(617,524)	5,047,921

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	(221,937)	(332,274)
Escrow deposits related to long-term debt	(195,850)	(119,920)
Cash dividends paid	(264,442)	(264,596)
Proceeds from sale of preferred stock of subsidiary	1,350,000	-
Proceeds from notes payable	769,125	-
Principal payments on bank notes payable	(511,720)	(3,157,189)
Payments of accounts payable and promissory notes payable related to property and equipment	-	(3,592,773)
Net cash provided by (used in) financing activities	925,176	(7,466,752)

NET INCREASE (DECREASE) IN CASH	(1,161,344)	(3,431,467)

CASH BEGINNING OF THE PERIOD	2,031,039	5,251,148

CASH END OF THE PERIOD	$869,695	$1,819,681

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$362,826	$310,507

NONCASH INVESTING AND FINANCING ACTIVITIES
Series A preferred stock dividend	$292,413	$293,484
Series A dividend payment in common stock	$(292,413)	$(293,484)
Issuance of common stock for equity line commitment	$-	$244,399

 The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recognition; realizability of accounts receivable; determination of the primary beneficiary of a variable interest entity; the assumptions used in the impairment analysis of long-lived assets and goodwill; valuation of deferred tax assets, deferred power purchase contract revenue, stock-based compensation and warrants, asset retirement obligations, derivative instruments and other contingencies. It is at least reasonably possible that these estimates will change in the future. Actual amounts may differ from these estimates, and such differences may be material to the unaudited condensed consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

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

In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.  The results reported in these condensed consolidated interim financial statements should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2013.

Effective January 2, 2013, Juhl Wind, Inc. changed its corporate name to Juhl Energy, Inc.

Juhl Energy, Inc. (“Juhl Energy” or “the Company”) conducts business under seven subsidiaries, Juhl Energy Services, Inc. (“JES”), Juhl Energy Development, Inc. (“JEDI”), Juhl Renewable Assets, Inc. (“JRA”), Next Generation Power Systems, Inc. (“NextGen”), Juhl Renewable Energy Systems, Inc. (“JRES”), Power Engineers Collaborative, LLC (“PEC”), Juhl Tower Services, Inc. (“JTS”) and ownership and operational duties over the following three operating wind farms--Woodstock Hills LLC (“Woodstock Hills”), Winona County Wind (“Winona”) and Valley View Transmission, LLC (“Valley View”). All intercompany balances and transactions are eliminated in consolidation. The Company is also involved in a Joint Venture agreement as a part of their normal business, which is currently immaterial to the consolidated financial statements.

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

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

The Company reviews reporting units for possible goodwill impairment by comparing the fair values of each of the reporting units to the carrying value of their respective net assets. If the fair values exceed the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. No impairment was recorded for the nine months ended September 30, 2013 or 2012.

Amortization expense, including amounts for deferred loan costs, for the nine month periods ended September 30, 2013 and 2012 was approximately $265,000 and $147,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at September 30, 2013 and December 31, 2012 due to the short maturity nature of these instruments. The carrying value of restricted cash and short-term investments approximate their fair value based on quoted market prices. The Company believes the carrying value of the interest rate swap approximates fair value based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs. The Company believes the carrying amount of the long-term debt unrelated to the interest rate swap approximates the fair value due to a significant portion of total indebtedness contains variable interest rates and these rates are market interest rates for these borrowings.

2.              CONCENTRATIONS, RISKS AND UNCERTAINTIES

The Company derived approximately 52% and 63% of its revenue for the nine months ended September 30, 2013 and 2012, respectively, from three customers primarily as a result of the electricity sales and consulting services. At September 30, 2013 and December 31, 2012, 65% and 48% of the Company's accounts receivable were due from four and three customers, respectively.

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

During 2012 and 2013, the Company incurred losses from operations and experienced negative cash flows from operating activities. This is primarily attributable to the highly cyclical nature of the wind farm development and construction aspects of our business model, which is subject to risks and uncertainties surrounding project timing, financing and legislated energy policy. The Company has worked to stabilize its operations by diversifying its business model with recurring revenue and profit streams in order to offset or minimize the fluctuations in our wind farm development and construction operating activities. Based upon current operating levels and obligations, the Company plans to achieve profitability improvement in the Company’s engineering consulting and asset ownership business segments that were added or expanded since October 2011, and has launched efforts in 2013 to provide recurring revenue streams from tower maintenance contract services. In addition, the Company augmented its current working capital through a private sale of 1,350,000 shares of Series A preferred stock of its subsidiary, Juhl Renewable Assets, of approximately $1.4 million in order to replenish a portion of the approximate $2.4 million of cash funds that were previously invested into three wind farm projects from internal operations. We believe that funds generated from existing contractual agreements, the preferred stock sales, together with existing cash resources and expense management, will be sufficient to finance our operations and planned capital expenditures and sustain operations for the next twelve months.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

3.              PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2013	December 31, 2012 *
Land and improvements	$82,958	$82,958
Building and improvements	292,690	292,690
Equipment, including vehicles	746,605	502,908
Turbines and improvements	25,667,243	25,667,243
Construction in process	11,305	120,707
Subtotal	26,800,801	26,666,506
Less accumulated depreciation	(2,821,783)	(1,845,931)
Total	$23,979,018	$24,820,575

*Derived from December 31, 2012 audited financial statements

Depreciation expense, including amounts for grant liability amortization, was approximately $933,000 and $922,000 for the nine months ended September 30, 2013 and 2012, respectively.

4.              INCOME TAXES

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the nine months ended September 30, 2013 and 2012:

	2013		2012
Statutory tax rate	$(918,000)	34.0%	$(829,000)	34.0%
States taxes, net of federal benefit	(162,000)	6.0	(146,000)	6.0
Nondeductible income/expenses	(202,000)	7.5	116,000	(4.8)
Other, net	(11,000)	0.4	41,000	(1.6)
Increase in valuation allowance	1,293,000	(47.9)	551,000	(22.6)
	$-	-%	$(267,000)	11.0%

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

5.              NOTES PAYABLE

Notes payable consists of the following:

	September 30, 2013	December 31, 2012 *

Note payable to a turbine supplier, including interest at 6%, payable solely through 95% of net cash flows from a wind project; secured by Company’s first secured rights arising out of its Development and Construction Services Agreement with the underlying project **	$3,029,969	$2,914,095

Note payable to a bank with revolving draw feature; $600,000 maximum loan amount subject to borrowing base consisting of 80% of eligible accounts receivable; interest at the Wall Street Journal prime rate plus 2.25% (5.5% at September 30, 2013); due December 2013, interest payable monthly; collateralized by all assets of PEC; guaranteed by Juhl Energy	370,000	-

Note payable to a bank with revolving draw feature; $500,000 maximum loan amount subject to borrowing base consisting of 80% of eligible accounts receivable; interest at the Wall Street Journal prime rate plus 2.25% (5.5% at September 30, 2013); due June 2014, interest payable monthly; collateralized by all assets of JTS; guaranteed by Juhl Energy	399,125	-

Note payable to bank, interest payable monthly at 4.75%, collateralized by certificates of deposit, due January 2017	268,157	319,380
Total Notes Payable	4,067,251	3,233,475

Less current portion	(1,009,369)	(234,807)
Long-term portion	$3,057,882	$2,998,668

*   Derived from December 31, 2012 audited financial statements

** The note payable has been classified as long-term based on estimated payments from project cash flows. Increases in amounts represent accrued interest.

6.              NONRECOURSE DEBT

Nonrecourse debt obligations consist of the following:

	September 30, 2013	December 31, 2012 *
Note payable to bank, due January 2016, with interest at 5.5%; payable in quarterly installments of $82,031, collateralized by Woodstock Hills assets including turbines and improvements, rights to payment under leases and the power purchase contract.	$760,839	$969,352

Note payable to bank, due in April 2026, payable in semi-annual payments of principal and interest. Interest rate floats at 6-month LIBOR plus 3.25 basis points totaling approximately 3.68% at September 30, 2013 and December 31, 2012, respectively, with 75% of the loan balance subject to an interest rate swap arrangement, which fixes this portion of the debt at approximately 6.96% at both September 30, 2013 and December 31, 2012; collateralized by all Valley View wind farm project assets; see Note 7 for interest rate swap disclosure.	9,429,773	9,681,758
Total nonrecourse debt	10,190,612	10,651,110
Less current portion	(813,320)	(784,606)
Long-term portion	$9,377,292	$9,866,504

*Derived from December 31, 2012 audited financial statements

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

7.              DERIVATIVE FINANCIAL INSTRUMENT AND FAIR VALUE - INTEREST RATE SWAP

The Company has an interest rate swap agreement with an initial notional amount of $7,700,000 to effectively convert those borrowings under its long-term debt arrangement from a variable interest rate to a fixed interest rate of approximately 6.96% during its 15-year term. The notional amount of the interest rate swap agreement obligation totaled approximately $7,072,000 and $7,261,000 at September 30, 2013 and December 31, 2012, respectively. The fair value of the interest rate swap agreement obligation (Level 2 in the fair value hierarchy) approximated $632,000 and $1,124,000 at September 30, 2013 and December 31, 2012, respectively, and is recorded as a current and long-term liability in the balance sheet. The Company determines the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.

The following table provides details regarding the Company's derivative instruments at September 30, 2013:

Instruments	Balance Sheets location	Assets	Liabilities
Interest rate swap	Current liabilities	$-	$208,054
Interest rate swap	Long-term liabilities	-	424,230

The following table provides details regarding the Company's derivative instruments at December 31, 2012:

Instruments	Balance Sheets location	Assets	Liabilities
Interest rate swap	Current liabilities	$-	$225,109
Interest rate swap	Long-term liabilities	-	898,400

The following table provides details regarding the losses from the Company's derivative instruments in the consolidated statements of operations, none of which are designated as effective hedging instruments:

		Nine months ended September 30,
Instrument	Statement of operations location	2013	2012
Interest rate swap	Other income (expense)	$491,225	$(269,837)

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

8.              BUSINESS SEGMENTS

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

During the year ended December 31, 2012, the Company’s reportable segments were changed as a result of the addition of the Engineering Consulting Services segment together with a re-naming of segments and break-out of corporate overhead for improved presentation.  As such, results and financial position for the nine months ended September 30, 2012 have been included in the new business segment format.

The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	For the Nine months Ended September 30,
	2013	2012
Revenue:
Project services	$2,403,045	$1,177,715
Consumer-owned renewable energy products	50,195	82,898
Clean energy asset ownership and operations	2,054,018	2,175,283
Engineering consulting services	4,486,734	2,244,572
Intercompany eliminations	(323,007)	(331,344)
Total Revenue	$8,670,985	$5,349,124

Income (loss) from operations:
Project services	$(1,028,487)	$132,276
Consumer-owned renewable energy products	(322,172)	(179,700)
Clean energy asset ownership and operations	351,367	468,360
Engineering consulting services	148,251	166,912
Corporate and other	(1,717,093)	(2,116,055)
Income (loss) from operations	(2,568,134)	(1,528,207)
Other income (loss), net	(130,492)	(909,422)
Income (loss) before income taxes	$(2,698,626)	$(2,437,629)

	As of September 30, 2013	As of September 30, 2012
Identifiable Assets:
Project services	$1,590,869	$1,702,830
Consumer-owned renewable energy	378,473	439,087
Clean energy asset ownership and operations	25,709,980	26,446,333
Engineering consulting services	1,846,238	1,893,368
Corporate and other	1,642,741	4,256,319
Total assets	$31,168,301	$34,737,937

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

9.              ISSUANCES OF COMMON STOCK IN CONNECTION WITH AN EQUITY LINE

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

The purchase price of the shares will be based on the market prices of the Company’s common stock immediately prior to the time of sale as computed under the Purchase Agreement. In no event, however, will LPC be obligated to purchase shares of common stock under the Purchase Agreement at a price of less than $.65 per share. The Company may, at any time, and in its sole discretion, terminate the Purchase Agreement without fee, penalty or cost upon notice to LPC. LPC may not assign or transfer its rights and obligations under the Purchase Agreement. There are no trading volume requirements, and the Company will control the timing and amount of any sales of common stock to LPC. As of September 30, 2013, no shares have been issued in conjunction with this arrangement.

10.            BUSINESS ACQUISITIONS

On April 30, 2012, the Company entered into a purchase agreement for the purchase of 100% of the membership equity interests of Power Engineers Collaborative, L.L.C. (“PEC”), which provides engineering services to clients in the energy, industry and building systems markets. Unaudited proforma results of operations for the nine months ended September 30, 2012 as if the Company had acquired majority ownership of PEC on January 1, 2012 are as follows. The proforma results include estimates and assumptions which management believes are reasonable. However, proforma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	September 30, 2013	September 30, 2012
Net revenue	$8,670,985	$7,862,608
Net income (loss) before taxes	$(2,698,626)	$(1,590,884)

11.            CUMULATIVE PREFERRED STOCK OF SUBSDIARY AND REDEEMABLE PREFERRED MEMBERSHIP INTERESTS

During the first nine months of 2013, the Company’s wholly-owned subsidiary, Juhl Renewable Assets, Inc. issued 1,350,000 shares of Cumulative Series A Preferred Stock at a stated price of $1.00 per share. As of December 31, 2012 the Company had previously issued 180,000 shares of Cumulative Series A Preferred Stock at a stated price of $1.00 per share. The subsidiary has designated 30,000,000 shares for this purpose. The Company expects to use the proceeds from the sale of preferred stock for investment in renewable energy projects or investments. Holders of the Preferred stock will be entitled to receive, to the extent of legally available funds, a targeted dividend of 9% per annum, payable quarterly. Dividends for the nine months ended September 30, 2013 were approximately $37,000. The preferred shares carry no voting rights but have a liquidation preference over common stockholders of the subsidiary. The Company has the call protection right whereby it has the right, but not an obligation, to redeem any outstanding shares subject to the provisions in the certificate of designation. The holders of the preferred stock can require the Company to redeem the shares on or before December 31, 2014 subject to the terms of the agreement. The Company has treated the preferred stock as a liability based on the designations and rights offered to preferred stockholders.

Subsequent to September 30, 2013, a holder of redeemable preferred membership interests in the Company's wholly-owned subsidiary, Vallew View Wind Investors, Inc., provided notice that it exercised its option to require the Company to purchase all membership interest held by the holder.  Pursuant to the agreement, this membership interest of approximately $500,000 is to be redeemed by June 1, 2014.  The membership interest carries a 12% dividend rate and all dividends are currently paid.

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

As part of our innovative role in renewable energy development services, in January 2013, we announced our partnering with Honda Transmission Manufacturing of America (“Honda”) to construct the first ever on-site industrial wind project for the automotive company, with a generation capacity of 3.4 MW.  The Honda wind project represents a growing niche within our renewable energy development services, which includes installing wind and solar facilities for large industrial electricity users and corporate clients.  We expect this project to be substantially completed during the fourth quarter of 2013. Our goal is to continue to grow this sector of our business by providing quality development services to companies that are looking to utilize renewable energy at their planned or existing facilities.

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

In addition to moving toward completion of our Honda wind project, during the third quarter of 2013, we have continued to focus our attention on the development of Juhl Tower Services, a wholly owned subsidiary of Juhl Energy Services (as discussed below). With our entry into the U.S. telecommunication industry, through Juhl Tower Services, we perform implementation and maintenance activities on cellular communication towers. Juhl Tower Services enters into contracts with the owners of the cellular communication towers that lease antenna space to wireless service companies and radio and television broadcasters. Further, we believe that our entry into the telecommunications industry exemplifies our strategy to diversify our service offerings, allowing us to capitalize on the growth of the telecommunication industry and the resulting demand for infrastructure, including the cellular communication towers, by using our expertise gained from the maintenance of turbines in our core business of wind farm development. Our expectation is that such contracts will lead to a predictable revenue stream in the next twelve to eighteen months.

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

Our Portfolio of Renewable Energy Projects

The size of our renewable energy generating assets portfolio, including the wind farms that we own in whole or part, provides a significant revenue source.  Through our acquisition subsidiary, Juhl Renewable Assets, we focus on the acquisition and investment in existing renewable energy generating assets that fit our distributed generation model and are consistent with the size projects we typically develop.  We believe that ownership of such renewable energy generating assets (in part or in whole) provide an ability to expand services to renewable energy generating assets and create recurring and predictable annual revenue streams for our business.  Our portfolio of acquired ownership in wind farms and other renewable assets may grow at an uneven pace as acquisition opportunities are unpredictable.  The level of new portfolio activity will fluctuate based on supply and demand for those assets, our ability to identity existing renewable energy generating assets that meet our criteria, and the volume of projects that are available for sale by equity owners.  Our ability to acquire such existing renewable energy generating assets, in whole or in part, will directly impact future revenue.

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

Government Policies

Historically, our wind projects have been subject in part on various federal, state or local governmental policies that support or incentivize projects from an economic standpoint.  Such policies include legislation that aims to reduce energy usage and dependence, and promote the use of renewable energy. Incentives provided by the federal government may include tax credits (such as PTCs), tax deductions, bonus depreciation, and federal grants and loan guarantees.  Incentives provided by state governments include renewable portfolio standards (RPS) which specify the amount of energy utilized by local utility companies that must be derived from sources of clean energy including wind and solar.  A number of federal government incentives focused on reducing costs of such products have recently expired or our set to expire in the near term.  Specifically, the PTC was extended one year and applies to all wind projects that “begin construction” in 2013, even if estimated completion is one to two years out, which we believe will help support the development of American wind energy resources and sustain its growth,

However, overall, until there is a long term energy policy that focuses on the sustainability of the renewable energy industry, failure to extend or renew these or similar incentives in the future could have a material adverse impact on our business, results of operation, financial performance and future development of our wind energy projects.

Telecommunications Industry

As mentioned previously, Juhl Tower Services has commenced its participation in the telecommunications industry as a service provider for the performance and maintenance activities of cellular communication towers. Juhl Tower Services enters into master agreements typically with companies designated by leading wireless service companies to manage installation and maintenance activities for certain geographical territories. Alternatively, Juhl Tower Services may also enter into contracts with other companies who may have relationships with cellular tower owners. The companies designated by wireless services companies typically hire subcontractors such as Juhl Tower Services in order to maintain such towers in the designated territory.

We feel that our entry into the telecommunications industry is a natural fit as a service provider to wind generating towers, and will provide a steady revenue stream. The Telecom Industry Trade Association reported that spending in the U.S. wireless market rose 10 percent in 2012. According to a survey by CTIA – the Wireless Association, consumers used more than 1.1 trillion megabytes of data for the 12 month period ended in June 2012. To keep up with demand, wireless networks are expanding coverage areas served by their specific service, as well as advancing faster 4G networks and 4G LTE (long term evolution), the highest grade of 4G, resulting in carriers making substantial investments in wireless infrastructure, which includes cellular communication towers. These trends have accelerated the demand for cellular communication towers, leading to opportunities for maintenance services of the towers.

There are significant start-up costs associated with the telecommunications market to provide services, including equipment acquisition, hiring and training of personnel, field expenses and back office infrastructure. The financial results of tower services can be significantly affected by seasonal weather patterns, crew productivity, project site planning, and managing the processes surrounding project data and billing. We incurred significant costs during the first nine months of 2013 for start-up and organizational purposes, establishing our presence in the market, and managing productivity, and incurred a significant net loss in 2013 to date as a result. Despite such reportable losses, we believe that, at this time, Juhl Tower Services is well positioned to provide service to cellular communication tower operators and owners.

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

We believe there is sufficient interest by individual investors and private equity funds that desire to make renewable energy investments with a fixed rate of return. During the second and third quarters of 2013, we conducted an offering of preferred stock by our subsidiary, Juhl Renewable Assets, to meet, in part, the funding commitments needed for our renewable energy projects. As of the date of this report, we have sold approximately $1,530,000 of Series A Preferred Stock of Juhl Renewable Assets.  We will use the capital raised in an offering of Juhl Renewable Assets Series A Preferred Stock for recovering our balance sheet capital that had been utilized on completed projects or for development projects.

Results of Operations

Comparison of Three and Nine-Month Periods Ended September 30, 2013 and September 30, 2012

Overview

Our general activity during the third quarter of 2013 was primarily focused on the following projects:

Wind Farm Development Activity

We continued our active development, through Juhl Energy Development, of five wind farm projects comprising approximately 50 MW of development in Midwestern or eastern regions of the United States.  This allows us to diversify our development portfolio by adding projects throughout North America and in the regions that generally experience higher electric rates.

As previously reported, we entered into an agreement with Honda Transmission Manufacturing of America, Inc. to develop, install and operate two turbines that will generate electricity for their existing facilities located in Russells Point, Ohio which will supply approximately 10% of the plant’s electricity, while reducing its carbon dioxide emissions.  After the turbines begin operating, the Honda transmission plant will be the first major automotive plant to use a substantial portion of its electricity generated from wind turbines located on its property. We are working to substantially complete this project during the fourth quarter of 2013.

Consumer-Owner Renewable Energy Segment

During the quarter ended September 30, 2013, Juhl Renewable Energy Systems continued the prototype testing of a 35 kw class wind turbine and development of the Solarbank® and Powerbank® product lines in order to advance product performance, and analyze product readiness for distribution.  Therefore, we have not yet achieved significant revenues in the Consumer-Owner Renewable Energy segment during the quarter ended September 30, 2013. As previously stated above, NextGen has diminished its small scale wind turbine refurbishing operations and is currently conducting only periodic maintenance activities. We will concentrate on increasing revenues in this segment by investing in and establishing sales and marketing capabilities for the distribution of Juhl Renewable Energy Systems’ Solarbank® and Powerbank® products and other solar project services.

Expansion of Field Maintenance Services

During the third quarter of 2013, we continue to record revenue from Juhl Tower Services. Such revenue is derived from agreements that Juhl Tower Services has entered into as a subcontractor to maintain equipment on cellular communication towers for companies operating in the cellular communications industry.

Revenue

Total revenue increased by approximately $940,000, or 41.5%, from approximately $2,264,000 for the quarter ended September 30, 2012, to approximately $3,204,000 for the quarter ended September 30, 2013. Total revenue increased by approximately $3,322,000 or 62.1%, from approximately $5,349,000 for the nine months ended September 30, 2012, to approximately $8,671,000 for the nine months ended September 30, 2013.

For each of our four business segments, a comparison of our revenue for the nine months ended September 30, 2013 and 2012 is as follows:

	September 30, 2013	September 30, 2012	$ Change	% Change
Project services:
Wind farm development and construction	$62,000	$39,000	$23,000	61.1%
Management and maintenance	2,018,000	807,000	1,211,000	150.1
Consumer-owned renewable energy products:
Small scale solar and wind	50,000	83,000	(33,000)	(39.5)
Engineering consulting services:
Engineering consulting	4,487,000	2,244,000	2,243,000	99.9
Clean energy asset ownership/operations:
Electricity sales	2,054,000	2,176,000	(122,000)	(5.6)
Total	$8,671,000	$5,349,000	$3,322,000	62.1%

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

Project Services:

Wind Farm Development and Construction

During the three and nine month periods ended September 30, 2013 and 2012, we have not recognized any significant revenue from construction and development fee income as our wind farm development activities were focused on five projects in the pre- construction stage.

The timing of our wind farm development and construction revenues are dependent on our ability to successfully complete financing, permitting and turbine arrangements, and ultimately complete project construction activities.   Depending on the financing arrangements, we may ultimately be unable to report revenue from construction and development if we are considered the primary beneficiary due to variable interest entity rules. For the remainder of 2013 and into 2014, our revenues from development and construction will be dependent upon a number of factors including project financing arrangements, our ability to reach contractual agreements for turbine supply and construction services, permitting and variable interest entity rules.

We believe that the January 2013 federal legislation to extend the production tax credit will provide development and construction opportunities for us. We have commenced development and construction on one project and maybe commence an additional project in our pipeline in the remaining quarter of 2013.

Management and Maintenance services

Revenue in the three and nine months ended September 30, 2013 from wind farm management and maintenance services (including cellular tower services) was approximately $846,000 and $1,211,000, respectively, more than the same periods in 2012, after accounting for eliminations from our consolidated wind farms.  The increase is primarily related to new revenue streams from our cellular tower business. The cellular tower services revenues, which commenced in April 2013, were related to two customers and we seek to continue to expand our services work with other vendors in the fourth quarter. The cellular tower services work is performed pursuant to work orders obtained from two customers for specific project sites. The site work is expected to be completed within two weeks or less from receipt of the work order and as such, the completed contract method of accounting is used for revenue recognition.

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

We expect that our revenues for the remainder of 2013 from management and maintenance services will increase significantly for the remainder of the year as a result of the diversification of our maintenance activities to include cellular communication towers. The revenue increase will be dependent upon a number of factors, including recruitment, contract awards, and crew performance.

Clean Energy Asset Ownership/Operations:

Electricity Sales

Revenue for electricity sales for the nine month period ended September 30, 2013 was approximately $2,054,000 from the three wind farms owned by the Company representing a decrease of approximately $122,000 from the nine month period ended September 30, 2012.  The revenue for the three months ended September 30, 2013 and 2012 was flat. The decrease is mostly attributable to lower wind speeds in the geographical areas of these wind farms and therefore revenues decline accordingly. In addition, electricity sales revenue is adjusted based on the use of an accounting revenue recognition policy that reduces the current billing amounts to the average rate over the remainder of the power purchase contract.

Consumer-Owned Renewable Energy Products:

Small Scale Solar and Wind

Revenues from the sales and services of small scale wind and solar products and services decreased by approximately $33,000 for the nine months ended September 30, 2013 from the nine months ended September 30, 2012. The revenue for the three months ended September 30, 2013 and 2012 was flat. The decrease was primarily related to a reduction in the sales of periodic maintenance and repair services of small scale wind and solar products. Juhl Renewable Energy Services is in the process of testing a 35 kw class wind turbine, and a determination will be made at a later date on ultimate manufacturing and distribution of the turbine. Juhl Renewable Energy Services is also seeking to build revenue streams from the Solarbank® and Powerbank® product lines but any significant revenues will likely occur during the first quarter of 2014 as we seek to enhance our production and sales distribution capabilities.

Engineering Consulting Services:

Total revenue increased by approximately $88,000, from approximately $1,474,000 for the quarter ended September 30, 2012, to approximately $1,562,000 for the quarter ended September 30, 2013. Total revenue increased approximately $2,243,000 for the nine months ended September 30, 2013 from approximately $2,244,000 for the nine months ended September 30, 2012, to approximately $4,487,000 for the nine month period ended September 30, 2013. This segment of our business commenced April 30, 2012 through our acquisition of PEC, so that the prior year comparisons do not include revenue activities of PEC for January through April 2012.

Cost of Revenues

Cost of revenues increased by approximately $1,271,000, or 84.5% from approximately $1,503,000 for the quarter ended September 30, 2012 to approximately $2,774,000 for the quarter ended September 30, 2013. Cost of revenues increased by approximately $3,764,000, or 114.9% from approximately $3,281,000 for the nine month period ended September 30, 2012 to approximately $7,045,000 for the nine month period ended September 30, 2013.

The comparison of September 30, 2013 to September 30, 2012 is affected by two primary factors:

●

cost of revenues in 2013 includes approximately $3,357,000 of direct labor, sub-consultant costs and project expenses related to the new engineering consulting services segment whereas there were approximately $1,670,000 in 2012, or an increase of approximately $1,687,000 as 2012 had only five months of operating activity versus the nine months for 2013 as a result of the PEC acquisition on April 30, 2012; and

●

cost of revenues in 2013 includes approximately $1,959,000 of direct labor and project-related expenses incurred in our effort to diversify our maintenance services to include cellular communication towers. There were no such expenses in 2012.

Gross margins for the nine month period ended September 30, 2013 decreased by approximately $442,000, which is primarily attributable to approximately $583,000 of gross loss from the tower services launch, decrease of approximately $147,000 in electricity sales revenues as noted above, and a valuation adjustment of approximately $172,000 with respect to inventory held in in the Consumer-Owned Renewable Energy Products segment, which was offset by the increase in gross margins generated by the new engineering consulting services of approximately $555,000.

Operating Expenses

General and Administrative Expenses. General and administrative expenses increased by approximately $50,000 or 8.4%, from approximately $598,000 for the quarter ended September 30, 2012 to approximately $648,000 for the quarter ended September 30, 2013. General and administrative expenses increased by approximately $111,000, or 6.1% from approximately $1,821,000 for the nine month period ended September 30, 2012 to approximately $1,932,000 for the nine month period ended September 30, 2013.

The increase in general and administrative expenses includes:

●

increase of approximately $466,000 for general and administrative expenses related to businesses that were added into our reporting entity since the beginning of 2012, namely, the Juhl Tower Services start-up in February 2013 and PEC, a newly consolidated operating entity since April 30, 2012; and,

●

decrease of approximately $148,000 in professional services from the prior year which had one-time expenses associated with due diligence costs associated with business acquisition activity and other business requirements associated with being a public company; and

●	decrease in investor relations and advertising costs of approximately $172,000 in 2013 associated with a reduction in spending by management in those areas.

Payroll and Employee Benefits. Payroll and employee benefits expenses increased by approximately $212,000, or 43.4%, from approximately $489,000 for the quarter ended September 30, 2012 to approximately $701,000 for the quarter ended September 30, 2013. Payroll and employee benefits increased by approximately $510,000, or 34.3% from approximately $1,488,000 for the nine month period ended September 30, 2012 to approximately $1,998,000 for the nine month period ended September 30, 2013.

The increase of $510,000 for the nine months ended September 30, 2013 is primarily related to:

●

increase of approximately $559,000 of officer and administrative salaries related to businesses that were not in our reporting entity a year ago, namely, the Juhl Tower Services start-up and PEC’s engineering consulting payroll; and

●	decrease in stock-based compensation expense of approximately $115,000.

The payroll expenses related to engineering consulting employees who are directly performing engineering activities are recorded in cost of revenues.  Payroll related to maintenance services employees are also considered as a part of cost of revenues.

Wind Farm Administration Expenses. Wind farm administration expenses represent costs that we incur to perform administrative services with respect to our management services contracts, as well as the general and administrative expenses incurred directly within the three wind farm entities, Valley View, Winona Wind, and Woodstock Hills that we are consolidating. Wind farm administration expenses decreased by approximately $13,000, or 20.1%, from approximately $64,000 for the quarter ended September 30, 2012 to approximately $51,000 for the quarter ended September 30, 2013. Wind farm administration expenses decreased by approximately $24,000 or 8.3% from approximately $288,000 for the nine month period ended September 30, 2012 to approximately $264,000 for the nine month period ended September 30, 2013.

The decrease in expenses was primarily attributable to one-time professional fees associated with the Valley View and Winona County farm projects.

Operating Income (Loss)

Our operating loss represents an increase of approximately $579,000, from an operating loss of approximately $390,000 for the quarter ended September 30, 2012 compared to operating loss of approximately $969,000 for the quarter ended September 30, 2013. Our operating loss represents an increase of approximately $1,045,000, or 68.4%, from an operating loss of $1,528,000 for the nine months ended September 30, 2012 to an operating loss of approximately $2,568,000 for the nine months ended September 30, 2013.

The increase in our operating loss of $579,000 and $1,045,000 for the quarter and nine months ended September 30, 2013, respectively, is primarily attributable to the start-up expenses and negative operating margins in establishing the tower services capability of Juhl Tower Services, together with the inventory writedown adjustment of $172,000 in the third quarter. We did incur lower margins from our wind farm management and maintenance services and electricity sales, but those are offset by operating margins obtained through the engineering consulting service activities. We have not completed any wind farm developments in 2013 to-date which negatively impacts our operating margins; however, we do expect to substantially complete the Honda project during fourth quarter 2013 and as such, our operating margins will improve as a result.

Other Income (Expense)

Other expense decreased approximately $30,000 for the three month period ended September 30, 2013 compared to September 30, 2012 primarily due to the fluctuation in fair value of the interest rate swap and decreased other income during the three month period ended September 30, 2013. Other expense of approximately $230,000 during the quarter ended September 30, 2013 primarily consists of approximately $209,000 of interest expense relating to bank loan notes and a turbine supplier note,  together with fair value loss adjustment of approximately $26,000 related  to an interest rate swap agreement on the Valley View wind farm project.  The fair value of the interest rate swap arrangement is subject to fluctuation due to changes in the LIBO rate market as evidenced by a fair value loss adjustment of approximately $83,000 for the same quarter a year ago.

Other expense decreased approximately $779,000 for the nine month period ended September 30, 2013 compared to September 30, 2012 primarily due to the fluctuation in fair value of the interest rate swap. Other expense of approximately $130,000 during the nine months ended September 30, 2013 primarily consists of approximately $625,000 of interest expense relating to bank loan notes and a turbine supplier note, offset by a fair value gain adjustment of approximately $491,000 related  to an interest rate swap agreement on the Valley View wind farm project.  As noted above, the fair value of the interest rate swap arrangement is subject to fluctuation due to changes in the LIBO rate market as evidenced by a fair value loss adjustment of approximately $270,000 for the same period a year ago.

Net Income (Loss)

Net loss increased by approximately $548,000, or 84.2%, from a net loss of approximately $651,000 for the quarter ended September 30, 2012 to net loss of approximately $1,199,000 for the quarter ended September 30, 2013. Net loss increased by approximately $527,000 or 24.3% from a net loss of approximately $2,171,000 for the nine months ended September 30, 2012 to a net loss of approximately $2,698,000 for the nine months ended September 30, 2013.

The $548,000 increase in the quarterly net loss between September 30, 2013 and 2012 is primarily attributable to the operating loss incurred in the Juhl Tower Services activities combined with the inventory adjustment of $172,000 as noted the Operating Income (Loss) above.

The $527,000 increase in the net loss for the nine months ended in 2013 and 2012 is primarily attributable to a $766,000 swing in the fair value adjustments of the interest rate swap arrangement, net of the operating loss incurred in the Juhl Tower Services activities and inventory adjustment as noted above and a $267,000 income tax benefit shown in 2012 whereas there is no such tax benefit recorded in 2013.

The net income (loss) variation for the third quarter 2013 as compared to 2012 was not significantly impacted by our wind farm development and construction activity as we did not achieve revenues in either period. However, our revenue and net income (loss) patterns can be significantly impacted by the timing of the development fee and construction revenue.

Changes in the Financial Condition for the Period ended September 30, 2013

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Accounts receivable of approximately $1,836,000 at September 30, 2013 included approximately $770,000 for engineering consulting open accounts, approximately $835,000 for billed and unbilled management and maintenance open accounts, and approximately $231,000 related to receivables from selling electrical power to a credit-rated utility company and unbilled amounts.  All unbilled receivables as of September 30, 2013 are expected to be billed and collected within twelve months.

An allowance for doubtful accounts has been established in the amount of approximately $46,000 which we believe is sufficient to cover any potential uncollectible amounts.

Property and Equipment

As of September 30, 2013 and December 31, 2012, we held approximately $23,979,000 and $24,821,000 in net book value of property and equipment, respectively. The assets include approximately $25,730,000 (at original cost) in wind turbine assets of Woodstock Hills, Valley View and Winona County in 2011. The wind farm assets were booked at fair value at the time of the acquisition for the Woodstock Hills and Valley View entities, and at book value for Winona County due to common control. Other assets included in property and equipment includes land, buildings, office equipment, shop equipment and service vehicles.

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

At September 30, 2013, we carried approximately $870,000 in cash and unrestricted short term-investments on the balance sheet (excluding restricted cash).   In addition, we hold approximately $317,000 of the short-term investments that have been designated as security for the bank notes payable of approximately $268,000 and therefore have been reflected in current assets as a restricted short-term investment on the consolidated balance sheets.

Our unrestricted cash balances decreased by approximately $342,000 during the quarter ended September 30, 2013, and has decreased by $1,383,000 since December 31, 2012. The reduction in cash resources since the beginning of the year is primarily related to the cash needed to sustain unprofitable operations during 2013, including the start-up and working capital needs for the Juhl Tower Services business, cash paid out for the working capital component of our PEC acquisition, but offset by our preferred stock sales in Juhl Renewable Assets. Further explanation of the decline in our cash balances is included in the commentary below regarding operating, investing and financing activities.

With respect to the negative operating cash flows in 2013 and during calendar year 2012, this can be primarily due to the cash used for working capital and funding operations of the Juhl Tower Services business and funding of the wind development services business. The Company has worked to stabilize its operations by diversifying its business model with recurring revenue and profit streams in order to offset or minimize the fluctuations in our wind farm development and construction operating activities. We expect to achieve profitability from cash flow improvement in the Company’s engineering consulting services and clean energy asset ownership and operations business segments that were added or expanded in 2012, and Juhl Tower Services’ cellular tower services, that were launched during the first half of 2013.

To strengthen our liquidity position in 2013, we conducted a private sale of Series A Preferred Stock of our subsidiary, Juhl Renewable Assets.  As of the date of this report, we have sold approximately $1,530,000 of Series A Preferred Stock of Juhl Renewable Assets.  The purpose of this raise is to replenish a portion of the approximate by $2,400,000 of cash funds that we previously invested into three wind farm projects from internal operations.

In November 2013, we sold the membership interests with respect to the Honda project, and as such, we received a recoupment of certain project development costs that we have sunk into such project together with receipt of a portion of our development fees. During the fourth quarter of 2013, we expect to substantially complete the Honda wind farm development resulting in final recognition and receipt of our remaining development and construction fees. We believe that funds generated from the closing of the project funding commitment, existing contractual agreements and tower services work, together with existing cash resources, will be sufficient to finance our operations and planned capital expenditures through the next 12 months.

Our balance sheet at September 30, 2013 includes a promissory note payable of approximately $3,030,000 to a turbine supplier for amounts due for turbines on the Winona County wind project.  The note was initially payable in April 2012 assuming that the project was able to raise permanent project debt financing. The Company continues to seek long-term outside debt financing for this project. Until such time that debt financing is achieved, the note is payable through free cash flows available from the Winona County wind project, and as such, approximately $2,865,000 has been classified as long-term based on our assessment of future cash flows that are expected beyond one year. The Company has a secured interest in the Winona County wind project. In the event that the Company does not make the free cash flow payments from the Winona County wind project available to the turbine supplier, this could put the Company into an event of default.

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

During February 2013, we launched a new company, Juhl Tower Services.  The tower services have required us to invest approximately $1.3 million through November 2013 until such time as receivable collections are sufficient to sustain operations after that point in time. We have established a $500,000 bank line of credit to assist in the funding of the tower services business activities using accounts receivable as a borrowing base; however, the bank line is subject to the amount of open receivables and eligibility requirements.

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

Net Cash – Operating Activities

Net cash used in operating activities increased by approximately $456,000, from the net cash used in operating activities of approximately $1,013,000 for the nine months ended September 30, 2012 to net cash provided by operating activities of approximately $1,469,000 for the nine months ended September 30, 2013.

The net cash used in operating activities of $1,469,000 is primarily due to the cash used for working capital and funding operations of the Juhl Tower Services business, funding of the wind development services business, and management of accounts payable payments. We will continue to manage operating expenses for cash flow control as we seek to diversify our revenue base.

Net Cash – Investing Activities

Net cash from investing activities decreased by approximately $5,666,000, from the net cash provided by investing activities of approximately $5,048,000 for the nine months ended September 30, 2012 to net cash used in investing activities of approximately $618,000 for the nine months ended September 30, 2013. The change is primarily attributable to the receipt of U.S. Treasury Section 1603 cash grant in the amount of $6,284,000 in 2012, net of a $321,000 receipt in 2013 for a matured certificate of deposit, and cash payments made in the current and prior periods for the PEC acquisition. Our investments in pre-construction wind farm development costs and property and equipment additions are relatively flat across the comparative nine-month periods.

Net Cash – Financing Activities

Net cash flow used in financing activities decreased by approximately $8,392,000, from the net cash flow used in financing activities of approximately $7,467,000 for the nine months ended September 30, 2012 to net cash provided by financing activities of approximately $925,000 for the nine months ended September 30, 2013.  The decrease in cash used in financing activities is primarily attributable to the payments made to a bank and vendors out of the cash grant of approximately $6,200,000 in 2012.  In addition, there were two other offsetting factors in our financing activities: 1) cash from financing activities increased by $769,000 relating to a revolving note payable in the engineering consulting and tower services business to assist in managing working capital; and 2) proceeds from the sale of Juhl Renewable Asset Series A preferred stock of $1,350,000 as a part of our offering to replenish balance sheet cash that had been previously used to fund the acquisition of three wind farm projects.

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

In conjunction the closing of an equity commitment on the Honda project in November 2013, the Company has made certain parent company guarantees to the equity investor involving the satisfactory performance of its subsidiaries for the completion of the project construction and the warranty obligations under the construction agreement. If such guarantees would result in amounts due under the guarantees to be more than 50% of the approximate $10 million project cost, the Company would have the option to repurchase the project from the equity investor for the project cost.

The Company agreed to guarantee certain payments to investors in the Valley View wind farm project as set forth below:

●

The timely payment of any and all guaranteed payments required to be paid to preferred membership investors (who contributed approximately $2.5 million) as they may become due under the respective LLC operating agreements, and the timely payment of any and all amounts payable upon exercise of a put right by such preferred members. The put right is outside the control of the Company and may occur either in two years or in certain cases, ten years. The Company does have up to six months from the date that to make such put right payment, and should the Company fail to make the put right payment within such six month period, the principal amount owed by the Company is subject to a penalty of an additional 10%. In October 2013, one of the parties representing $518,000 of the preferred membership investors, exercised their put right and the Company expects that it will redeem such interests in the second quarter of 2014.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2013. Based upon management’s evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were designed at a reasonable assurance level and were effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three-month period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: November 14, 2013
/s/ John Mitola
John Mitola
President