Form 10-K
period 2013-12-31
Juhl Energy, Inc
filed 2014-04-07
CIK 1366312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

The aggregate market value of the 8,348,880 shares of common equity stock held by non-affiliates of the registrant was $2,755,130 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sales price ($0.33) of the registrant’s common stock on the most recent date on which a trade in such stock took place prior thereto. As of March 24, 2014 the registrant’s outstanding common stock consisted of 25,403,287 shares.

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

PEC or Power Engineers Collaborative	Power Engineers Collaborative, LLC, an Illinois limited liability company, which we acquired on April 30, 2012 and which is now our wholly-owned subsidiary

ELECTRICAL POWER ABBREVIATIONS

kW	kilowatt or 1,000 watts of electrical power
MW	megawatt or 1,000 kW of electrical power
GW	gigawatt or 1,000 MW of electrical power
TW	terawatt or 1,000 GW of electrical power;
kWh MWh GWh TWh	An hour during which 1kW, MW, GW or TW, as applicable, of electrical power has been continuously produced.
Capacity	Rated capacity
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

PART I

ITEM 1                                BUSINESS

BUSINESS OVERVIEW

Juhl Energy is an established leader in the clean and renewable energy industry. Juhl Energy historically focused on community wind power development, management and ownership throughout the United States. We are one of the few companies other than utility based conglomerates that handle all aspects of wind project development, through our operating subsidiaries, including full development and ownership of wind farms, general consultation on wind projects, construction management of wind farm projects and system operations and maintenance for completed wind farms, which results in multiple revenue streams. The primary focus of our wind power development business has been to build 5 MW to 80 MW wind farms jointly owned by local communities, farm owners, environmentally-concerned investors, and our Company. The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power. Our development of community wind power systems generally results in landowners owning a portion of the long-term equity in the wind farm that resides on their land. We pioneered community wind power systems in developing the currently accepted financial, operational and legal structure providing local ownership of medium to large scale wind farms. Since 1999, we have completed 23 wind farm projects, accounting for approximately 240 MW of wind power that currently operate in the Midwest region of the United States, and we provide operation management and oversight to wind generation facilities generating approximately 88 MW, through our subsidiary, Juhl Energy Services. Currently, we have 20 projects in various stages of development with an aggregate wind power generating capacity of approximately 295 MW (8 of which we are actively developing with an aggregate wind power generating capacity of approximately 89 MW and 12 of which are early stage wind development opportunities with an aggregate wind power generating capacity of approximately 206 MW). The 20 wind farm projects, all of which are on-shore type projects, are located in the United States and Canada and make up our development pipeline.

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

We are also now focusing on field maintenance services, through Juhl Tower Services, to diversify our service offerings, allowing us to capitalize on the growth of the telecommunication industry and the resulting demand for infrastructure, including the cellular communication towers, by using our expertise from the maintenance of turbines in our core business of wind farm development, maintenance and ownership.

As part of our innovative role in renewable energy development services, in January 2013, we announced our partnering with Honda Transmission Manufacturing of America (“Honda”) to serve as the primary developer on a project to construct the first ever on-site industrial wind project for the automotive company, with a generation capacity of 3.4 MW.  The Honda wind project represents a growing niche within our renewable energy development services, which includes installing wind and solar facilities for large industrial electricity users and corporate clients.  In January 2014, we announced that Honda finalized installation and began operation of two power producing wind turbines at its plant in Russells Point, Ohio. The installation of the turbines means that the Honda plant will be the first automotive manufacturing facility in the United States to obtain a portion of its electricity directly from wind turbines located on its property. Honda will also recover CO2 emissions through the use of this renewable energy source. The two wind turbines will supply approximately 10 percent of the plant’s electricity. Based on their location and actual wind speeds, combined output from the two wind turbines is estimated at 10,000 megawatt hours (MWH) per year. Our goal is to continue to grow this sector of our business by providing quality development services to companies that are looking to utilize renewable energy at their planned or existing facilities.

To continue to build on the Honda project model, we entered into a development project to construct a 20 MW wind energy generation project in conjunction with Purdue University located in Tippecanoe County, Indiana. The project is a community scale wind energy generation facility and is a unique partnership among Purdue University, Duke Energy, Wabash Valley Power Association, Performance Services and the Company. The Project will sell energy for a term of 20 years through power purchase agreements with Duke Energy and Wabash Valley Power Association. The project is targeted to be online in the fourth quarter of 2014.

One of the unique aspects at Juhl Energy is the diversity and integration of its subsidiaries which make up our business model. The Company operates through the following subsidiaries (with further description set forth below):

Juhl Renewable Assets	renewable assets ownership
Juhl Energy Development	wind farm development
Juhl Energy Services	wind farm management and turbine maintenance services together with cellular communication tower maintenance activities
Juhl Renewable Energy Systems	small scale renewable systems
Next Generation Power Systems	refurbished turbines and maintenance support
Power Engineers Collaborative	engineering services

Diversifying Strategy and Execution

Juhl Energy’s diversification strategy focuses upon the delivery of sustainable revenue growth outside of wind farm development and construction fee revenue. As such, the acquisition of additional energy assets remains a meaningful part of our focus on the growth of our revenue and net income.

Further, Juhl Energy’s business strategy has allowed us to remain well-positioned for future growth despite the uncertainty surrounding federal policy with respect to tax incentives which have impacted businesses operating in the wind industry.  Our business and operating strategy, among other things, is to continue to develop into an innovative, diverse and balanced clean energy company.   We will work to leverage our portfolio of existing community wind power projects, develop new wind farm projects, including at industrial plants to help reduce the carbon footprint of manufacturers, and take equity ownership positions in existing community-based wind farms.  Further, we are continuing to diversify our business operations by expanding our product offerings to energy conscious consumers with the development of our small scale renewables, including wind turbines and solar products, and more recently, expanding our maintenance services capabilities to include cellular towers. We have also expanded our services offerings to provide engineering services for our clients.

With our entry into the U.S. telecommunication industry, through Juhl Tower Services, a wholly-owned subsidiary of Juhl Energy Services (as discussed below), we perform implementation and maintenance activities on cellular communication towers. Juhl Tower Services enters into contracts with the owners of the cellular communication towers that lease antenna space to wireless service companies and radio and television broadcasters. Such contracts are structured whereby Juhl Tower Services is engaged as a subcontractor to maintain equipment on cellular towers for the owners of the cellular towers. Juhl Tower Services provides us the opportunity to utilize our experience of providing maintenance to wind turbines and apply that to cellular communication towers, with the recruitment of crew leaders and operations personnel with substantial experience in servicing cellular equipment. Further, we believe that such entry into the telecommunications industry exemplifies our strategy to diversify our service offerings, allowing us to capitalize on the growth of the telecommunication industry and the resulting demand for infrastructure, including the cellular communication towers, by using our expertise gained from the maintenance of turbines in our core business of wind farm development. To date, we have worked on 153 cell towers, and we are now collecting revenue. Our expectation is that such contracts will lead to a predictable revenue stream in 2014.

Further in the first quarter of 2014, we acquired the assets of PVPower, a business focused on the sale of solar power products, through non-traditional sales channels, specifically through an online distributor network, in which Juhl Renewable Assets had made an investment in the third quarter of 2011. This allows us to augment our offerings in solar.

Our evolving business and operating strategy will rely heavily on the expertise of our management team. Our Chairman and Principal Executive Officer, Daniel J. Juhl has been involved in the wind industry since 1978 and was one of the creators of community wind power projects in the United States.  In addition to Mr. Juhl’s expertise, John Mitola, our President, is also considered an expert in the energy field having focused his career on energy efficiency, demand side management and independent power development.  Mr. Mitola has significant experience in the energy industry and electric industry regulation, oversight and governmental policy. The prominence of Mr. Juhl and Mr. Mitola in the wind industry will maximize the quantity and quality of projects available for consideration.

Corporate Organizational Diagram:

Juhl Energy, Inc. is a holding company whose subsidiaries and affiliates are organized as set forth in the corporate organizational diagram below:

Juhl Energy, Inc.
(holding company)
100%
100%
100%
100%
100%
100%
Juhl Energy Development, Inc. dba/Juhl Wind (wind farm development)
Juhl Energy Services, Inc. (wind farm operations and maintenance)
Next Generation Power Systems, Inc. (refurbished turbines &
Juhl Renewable Assets, Inc. (renewables asset ownership)
Juhl Renewable Energy Systems, Inc. (small scale renewable)
Power Engineers Collaborative, LLC (engineering)
100%
Juhl Tower Services, Inc. (tower maintenance)
100%
99.9%
11.78%
36.6% voting interest
Winona Wind Holdings, LLC (wind farm ownership vehicle)
Woodstock Hills, LLC (wind farm)
PVP Winding Up, Inc. (fka PVPower, Inc.) (solar product distributor)
Juhl Valley View, LLC (wind farm ownership vehicle)
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

Juhl Renewable Assets – Renewable Assets Ownership

Juhl Renewable Assets focuses on the acquisition of ownership positions in new and existing wind farms and investment in other renewable energy assets, thus building an asset base with predictable cash flows. Through Juhl Renewable Assets, we also look for revenue contribution through acquisition of related business services that provide strong operating margins, such as engineering, consulting and related facilities. As discussed herein, Juhl Renewable Assets has taken an ownership position in the following wind farms: the 10 MW Valley View wind farm (February 2011), the 10.2 MW Woodstock Hills wind farm (April 2011), and the 1.5 MW Winona wind farm (October 2011).

Our business and operating strategy is to take equity ownership positions in existing community-based wind farms and other renewable assets, such as solar projects.  We select projects where the following important conditions exist for successful projects that provide predictable revenue: acceptable wind resources, suitable transmission access, an appropriate regulatory framework providing acceptable power purchase agreements and long-term utility agreements. Further, we believe that there are existing wind farms that are or will become available for sale by equity owners who have fully utilized the tax attributes or no longer have the desire to continue ownership.

We continue to evolve our strategy and increase our portfolio capacity through acquisitions that build repetitive annual revenue streams, and take advantage of the growth occurring in the wind industry. As the renewable asset acquisition vehicle for our parent company, we focus on acquisitions that strengthen our balance sheet, allowing us to continue to actively seek additional project acquisitions.

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

Since 1999, we have completed 23 wind farm projects, accounting for approximately 240 MW of wind power that currently operate primarily in the Midwest region of the United States. Currently, we have 20 projects in various stages of development with an aggregate wind power generating capacity of approximately 295 MW of wind power generating capacity (8 of which we are actively developing with an aggregate wind power generating capacity of approximately 89 MW and 12 of which are early stage wind development opportunities with an aggregate wind power generating capacity of approximately 206 MW). The 20 wind farm projects, all of which are on-shore type projects, are located in the United States and Canada and make up our development pipeline.

Juhl Energy Services - Wind Farm and other Tower Operations, Management and Maintenance Services

Through Juhl Energy Services, we earn revenue through administrative, management, maintenance and warranty services agreements with wind generation facilities, and such revenues are recognized as the in-field services are provided.   We can either provide services to wind farms that we have developed or contract with existing wind farms developed by others.  Currently, Juhl Energy Services provides operation management and oversight to wind generation facilities generating approximately 88 MW of power.

In early 2013, Juhl Energy Services formed a wholly-owned subsidiary, Juhl Tower Services, which performs implementation and maintenance activities on cellular communication towers.  Juhl Tower Services has acquired assets necessary to perform such services and has engaged crew leaders and operations personnel with substantial industry experience in servicing cellular equipment.  Coupled with Juhl Energy Services’ existing staff of service providers trained for working safely at height, Juhl Energy has completed maintenance activities on 153 cell towers to date.

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

Power Engineers Collaborative – Engineering Services

Through our wholly-owned subsidiary, Power Engineers Collaborative, we provide engineering services to clients, which include electric utilities, independent power producers and industry and building systems. PEC's core business includes assisting clients in site selection, environmental permitting, equipment studies, preparation of contract documents, bid evaluation, contract awards, preparation of detailed construction documents, design of auxiliary facilities, engineering services during construction and training of operating and maintenance personnel. The Building Systems Engineering Division (“BSE”) extends these capabilities and focuses them toward the Mechanical, Electrical, Plumbing ("MEP"), Fire Protection, and energy-related needs of the commercial, residential and institutional sectors. PEC works with clients in all phases of an MEP project including permitting, conceptual design, project management and detailed design and construction commissioning start-up.

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

Governmental Programs and Incentives

Overview

The growing concern over global warming caused by greenhouse gas emissions has contributed to the growth in the wind energy industry. The federal government and various state governments have placed restrictions on fossil fuel emissions, and it is anticipated that additional requirements for limitation of such emissions will continue. Substituting wind energy for traditional fossil fuel-fired generation would help reduce carbon dioxide emissions due to the environmentally-friendly attributes of wind energy. According to the U.S. Department of Energy, EIA’s “International Energy Outlook 2013,” released July 25, 2013, of regions belonging to the Organization for Economic Co-operation and Development (“OECD”), the United States was projected to be the largest source of energy-related carbon dioxide emissions through 2040.According to the U.S. Department of Energy, EIA’s annual report “Emissions of Greenhouse Gases in the United States 2009,” published in March 2011, the electric power sector (which consists of those companies whose primary business is the generation of electricity) is the largest source of all energy-related carbon dioxide emissions; this report also stated, however, that emissions from the electric power sector declined in 2009 by 9.0%.

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

Federal Tax and Economic Incentives

U.S. federal, state and local governments have established various incentives and financial mechanisms to reduce the cost of wind and solar energy and to accelerate the adoption of renewable energy. These incentives include tax credits, accelerated depreciation, rebates, and net metering programs. These incentives help catalyze private sector investments in energy projects, such as utility scale wind farm and solar projects as well as smaller scale projects such as small wind turbines and residential and commercial solar energy systems.

Federal Production Tax Credits and Investment Tax Credits.

      Wind energy. The federal government provides economic incentives to the owners of wind energy facilities, including the PTC, or alternatively, an investment tax credit ("ITC"). The PTC was extended by the American Recovery and Reinvestment Act in February 2009, and further extended by the American Taxpayer Relief Act (“ATRA”) in January 2013. It provides the owner of a qualifying wind energy facility under construction before the end of 2013 with a ten-year tax credit against the owner's federal income tax obligations based on the amount of electricity generated by the qualifying wind energy facility and sold to unrelated third parties. Alternatively, certain projects under construction before the end of 2013, are eligible to elect to take a 30% ITC in lieu of the PTC. The ITC may be taken after the plant has gone into operation and monetized.

      Solar energy. The federal government provides an uncapped investment tax credit, or Federal ITC, that allows a taxpayer to claim a credit of 30% of qualified expenditures for a residential or commercial solar energy system that is placed in service on or before December 31, 2016. This credit is scheduled to reduce to 10% effective January 1, 2017.

Accelerated Tax Depreciation. Tax depreciation is a non-cash expense meant to approximate the loss of an asset’s value over time and is generally the portion of an investment in an asset that can be deducted from taxable income in any given tax period. Current federal income tax law requires taxpayers to depreciate most tangible personal property placed in service after 1986 using the modified accelerated cost recovery system, or MACRS, under which taxpayers are entitled to use the 200% or 150% declining balance method depending on the class of property, rather than the straight line method. Under MACRS, a significant portion of wind farm assets is deemed to have depreciable life of five years which is substantially shorter than the 15 to 25 year depreciable lives of many non-renewable power supply assets. This shorter depreciable life and the accelerated and bonus depreciation methods result in a significantly accelerated realization of tax depreciation for wind farms compared to other types of power projects. For 2013, bonus depreciation was 50% of the eligible basis. There is no bonus depreciation allowance in 2014 and beyond under current tax rules. Wind energy generators with insufficient taxable income to benefit from this accelerated depreciation often monetize the accelerated depreciation, along with the PTCs, through forming a limited liability company with third parties.

Extension of the Federal Tax Incentives

For the immediate short term, we believe that the PTC will allow continued growth of wind energy, based on the number of wind power projects under construction at the end of 2013, and will help to propel wind energy as a major source of electricity generation through 2016 per Bloomberg’s 2014 Sustainable Energy in America Factbook (the “Bloomberg Factbook”), and positively impact the wind industry’s upward trend. Bloomberg also reported that in 2013, more than 9GW of PPAs were signed with utilities, with delivery slated from 2013 through 2016. However, we recognize that the PTC expiration on December 31, 2013, going forward with new development projects creates financial uncertainty. The uncertainty around the tax credit will likely make mid- and long-term planning in the renewable energy industry difficult because the tax credit has such a significant impact on the financial viability of projects

We recognize that as a result of the uncertainty of a permanent national energy policy focusing on renewable energy, may adversely impact our business, results of operation, financial performance and future development efforts of wind energy projects.  Thus, we believe it is necessary to evolve and diversify in our asset, product and service portfolio to reduce our exposure to the uncertainty of future renewals of tax incentives and other favorable governmental policies currently supporting the U.S. wind industry.

Energy Demand

Demand for electricity is expected to increase on the average 0.9% per year from 2012 through 2040 according to the Reference Case in the Annual Energy Outlook 2014 Early Release Overview published by the U.S. Energy Information Administration’s (“EIA”) (the “EIA 2014 Outlook”). To meet this anticipated demand, new capacity for electricity generation will be required. According to the EIA 2014 Outlook, 37% of all electricity produced in the United States in 2012 was generated by coal, which is the largest source of carbon dioxide emissions in the atmosphere. Other major sources of electricity in 2012 were natural gas (30%), renewables (16%), nuclear (16%), coal (32%) and oil and other liquids (1%).

Further, according to the “Energy Infrastructure Update” published by the Federal Energy Regulatory Commission’s (“FERC”) Office of Energy Projects (“OEP”), wind energy was the second largest source of new U.S. electricity generating capacity, providing 21.4% of all new generating capacity in 2013. However, sustained growth of the renewable energy space is conditional on U.S. Congressional policies.

In 2014, we believe that higher natural gas prices may occur as a result of lower prices in the past year stemming from mild climate conditions, inventory levels and heavy production involving hydraulic fracturing methods. In the event of higher prices this may affect natural gas’s share of total power generation. In EIA’s “Short Term Energy Outlook” published January, 2014, natural gas is expected to fuel 26.8% of generation during 2014, 0.7% percentage points lower than 2013 as a result of rising natural gas prices.

According to the EIA Reference Case detailed in the EIA 2014 Outlook, total coal consumption is projected to increase from 17.3 quadrillion BTU in 2012 to 18.7 quadrillion BTU in 2040.

Wind Power Generation

As expected, the U.S. wind industry came to a standstill in the first half of 2013 due at least in part to the Congressional delay in extending the federal wind energy PTC. As predicted, the delay in extension of the PTC, had a negative impact that rippled into the industry in 2013, as developers waited to see what Congress would do with the extension of the PTC. Per the AWEA 2013 Fourth Quarter Market Report, following the late extension of the Production Tax Credit (PTC) and Investment Tax Credit (ITC) plus the historic level of installations in the fourth quarter of 2012, the U.S. wind industry installed 1.6 (MW) of new capacity during the first quarter of 2013 and 0 MW during the second quarter of 2013. During the third quarter, the U.S. wind industry installed 68.3 MW through the completion projects in Alaska, California, and Colorado. The fourth quarter of 2013 saw the most activity with 1,012.4 MW completed across Kansas, California, Michigan, Texas, New York, Nebraska, Iowa, Colorado, Massachusetts, and Indiana. Thus, in the second half of 2013, activity gained momentum. As a whole, the wind industry is rebuilding its development pipeline following the slowdown experienced as a result of the delay in tax incentive extensions.

According to the AWEA’s “U.S. Wind Industry Fourth Quarter Market Report”, at the end of 2013 there was more U.S. wind power MW under construction than ever in history. In the fourth quarter of 2013, more than 10,900 MW started construction activity. Currently, more than 12,000 MW are under construction and when completed these 90+ projects will generate enough electricity annually to power 3.5 million households. However, we believe the lack of certainty over federal tax policies continues to keep wind energy from reaching its full potential. Total wind power capacity installations for 2013 were 1,084 MW, which represents a 92% reduction from the record-setting 13,131 MW installed during 2012 and this can be partially attributed to the late extension of the PTC and ITC in January 2013. At the same time, technological improvements have increased the efficiency of turbines, which lower wind energy’s overall cost. Utilities are taking advantage of the extension of the PTC and the alternate Investment Tax Credit (ITC) and have signed a record number of long-term contracts. 67 municipal utilities in Missouri signed contracts through a state-wide joint action agency. Investor-owned utilities capitalized on the PTC extension as well with Xcel Energy signing nearly 1,900 MW of wind PPAs across three subsidiaries; AEP subsidiaries signing 800 MW of PPAs for projects in Indiana and Oklahoma; and Omaha Public Power District purchasing the output from 600 MW of projects in Nebraska starting in 2014.

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

Turbine Costs & Wind Project Costs Decreasing

The AWEA Fourth Quarter 2013 Market Report also states that the cost of wind energy has fallen by 43% over the past four years, mainly due to investments in the advancement of technology and stable policy. Moreover, since 2008, the price declines in the cost of wind turbines were accompanied with improved turbine technology and more favorable terms for turbine purchasers (such as reduced turbine delivery lead times, longer initial operations and management contracts and improved warranty terms), according to the DOE’s “2012 Wind Technologies Market Report.”  The DOE’s “Wind Technologies Market Report” also predicted that all of the foregoing is expected, over time, to exert downward pressure on total wind project costs and wind power prices.  Installed project costs are found to exhibit some economies of scale, at least at the low end of the project size range.

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

The declining prices are significant because lower equipment prices make wind energy more competitive with fossil fuels, such as coal and gas on a dollar-per-megawatt-hour basis. As evidence of more competitive pricing, the DOE’s “2011 Wind Technologies Market Report” reports the capacity-weighted average levelized price for projects with power purchase agreements signed in 2011 was $35/MWh, as compared to $59/MWh for projects with agreements signed in 2010, and $72/MWh in 2009. However, the capital cost of wind projects would need to be at least 35% lower for wind generation to be competitive with new natural-gas-fired generation, assuming the current projected level of natural-gas prices of about $4.50/MMBtu according to “How the Wind Energy Supply Chain Can Prepare for a Post-PTC Era,” North American Wind Power, March 15, 2012. Further, a November 2012 report by the Renewable Energy and Energy Efficiency Partnership has projected that, based on current cost reduction trends, the average onshore wind project worldwide will be competitive with combined-cycle gas turbine generation by 2016. This projection currently applies only to a minority of wind projects that use the most efficient turbines in locations with excellent wind resources.

Consistent with the recent trends in wind turbine prices described above such cost declined in 2012. As reported in the U.S. Department of Energy’s most recent “2012 Wind Technologies Market Report,” among a large sample of wind power projects installed in 2012, the capacity-weighted average installed cost of $1,940/kW, down almost $200/kW from the reported average cost in 2011 and down almost $300/kW from the reported average cost in both 2009 and 2010. Average installed costs are expected to decline even further in 2013 with the continued decline in turbine prices.  With respect to specific regions in the U.S., the “2010 Wind Technologies Market Report” stated that Texas was the lowest-cost region for wind power projects, while California and New England were the highest-cost regions.

Solar Power Generation

Increased global demand for electricity in connection with modern technology and emerging market industrialization has placed a significant burden on the world’s available electricity supply, focusing international attention on seeking solutions to maintain access to adequate energy supplies. According to a Gallup Poll released in March 2013, three in four Americans want the United States to pursue more solar energy. Solar photovoltaic technology is a process by which light is converted into electricity using photovoltaic modules. Solar photovoltaic modules have no moving parts, operate quietly without carbon or other emissions and are capable of short and long-term use with minimal maintenance. Solar energy is renewable and creates no short-term waste and uses almost no water, according to “Solar Generation: Solar Photovoltaic Electricity Empowering the World,” jointly published by the European Photovoltaic Industry Association (“EPIA”) and Greenpeace International (the “Solar Generation Report”). The Solar Generation Report states that the “environmental footprint” of solar energy is negligible, as the energy it takes to make a solar power system is typically recouped by the energy costs saved over a period of one to three years. We believe that solar energy, like wind energy, has the potential to advance the goals of reducing the world’s dependence on conventional fuels, satisfying the growing demand for energy, enhancing national security by reducing dependence on imported fossil fuels and reducing greenhouse gas emissions. According to “World Energy Outlook 2012” published by the International Energy Agency, in the recent past solar power has grown more rapidly than any other renewable technology. Renewables are projected to become the world’s second-largest power source by 2015 (roughly half that of coal). By 2035, renewables are expected to approach coal as the primary source of global electricity.

2013 was another historic year for new solar capacity in the United States. According to the Solar Energy Industries Association’s (SEIA) “Q3 2013 Solar Market Insight Report,” (the “Q3 2013 SEIA Report”) the U.S. installed 930 MW of PV in the third quarter, a 20% increase over the second quarter and a 35% increase over the third quarter in 2012. This figure represents the second-largest quarter in the history of the U.S. Market and the largest quarter ever for residential PV installations. According to the Bloomberg Factbook, solar build has climbed each year, reaching 4.2GW in 2013. Per the 2012 SEIA Report, the United States now has over 7,700 MW of installed solar electric capacity, which provides electricity to power more than 1.2 million homes in the United States. Low costs for solar modules have generated increased installation of solar modules. The 2012 SEIA Report states that the average price of a solar panel has declined 60% since the beginning of 2011, which has proven beneficial to the solar consumer. Solar energy has the potential to greatly boost job creation. According to the “National Solar Jobs Census 2013,” published by the nonprofit, non-lobbying organization The Solar Foundation, the workers in America’s solar energy are quickly increasing – as of November 2013, the U.S. solar industry employed an estimated 142,698 solar workers (up 19.9% in the previous 12 months).

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

Solar power is also gaining in popularity in the individual U.S. states and cities, as rooftop solar power systems are becoming more prevalent as an energy choice for residences and businesses.  According to “Solar and the City,” an article posted on the U. S. Department of Energy’s website, in 2007 San Francisco and Boston each developed online “solar maps,” and New York developed one in 2011. The “solar maps” are tools that allow people to determine the solar potential of their homes and businesses and have played a big part in supporting residents interested in solar power. When San Francisco first developed its solar map in 2007, for example, there were only 554 solar installations marked on the map.  As of February 2014, there are 3,747 PV systems installed in San Francisco, according to the San Francisco Department of the Environment’s Solar Map. The SEIA 2012 Report, California ranks highest among all states with 2,902 MW of solar capacity.  We believe our solar products, focused on storage solutions and solar installations, are ideally positioned to take advantage of the attention solar energy is receiving in urban environments where wind projects are not practical.

As mentioned above, U.S. federal, state and local governments have established various incentives and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives include tax credits, cash grants, tax abatements, rebates, and net energy metering, or net metering, programs. These incentives help catalyze private sector investments in solar energy, energy efficiency and energy storage measures, including the installation and operation of residential and commercial solar energy systems. Further, the federal government provides an uncapped investment tax credit, or Federal ITC, that allows a taxpayer to claim a credit of 30% of qualified expenditures for a residential or commercial solar energy system that is placed in service on or before December 31, 2016. This credit is scheduled to be reduced to 10% effective January 1, 2017. Solar energy systems that began construction prior to the end of 2011 are eligible to receive a 30% federal cash grant paid by the U.S. Treasury Department under Section 1603 of the American Recovery and Reinvestment Act of 2009, or the U.S. Treasury grant, in lieu of the Federal ITC. The federal government also provides accelerated depreciation for eligible solar energy systems.

Telecommunications Industry

The wireless industry is experiencing unparalleled expansion and increased complexity as the number of wireless users and their consumption of mobile data continues to grow rapidly. According to Cisco Visual Networking Index Forecast and Methodology, 2012-2017, dated May 29, 2013, internet traffic from wireless devices will exceed traffic from wired devices by 2016 and by 2017 Wi-Fi and mobile devices will account for 55% of internet data traffic. This growth is creating considerable challenges for service providers to manage increasing network congestion and continually deliver high quality services for their customers. To accomplish this, carriers and service providers are making significant investments in their wireless infrastructures, such as upgrading networks to the Long Term Evolution (“4G-LTE”) standard and integrating new technology, such as small cell technologies, into wireless networks. In an effort to deploy capital more efficiently and to ensure schedule attainment, wireless carriers and original equipment manufacturers (OEMs) have increased their dependency on an outsourcing model for these investments.

Growing Wireless Market Driven by Increasing Demand for Wireless Services

There is a vast and growing market opportunity resulting from an unprecedented increase in both the number of wireless devices and their consumption of mobile data services. Wireless data growth in North America is forecasted to increase at a compound annual growth rate (CAGR) of 61% from 2013 through 2018, according to Cisco Visual Network Index: Global Mobile Data Traffic Forecast Update 2013-2018, dated February 5, 2014, or the Cisco VNI Mobile Update, as consumers are increasingly utilizing smartphones, tablets, laptops, 3G and 4G-LTE modems and other telecommunications devices. An October 2010 study conducted by the Federal Communications Commission (FCC) estimates that mobile data demand in the United States will exceed available wireless capacity in the near-term, growing to between 25 and 50 times 2010 levels of demand by 2014. The capacity shortfall will require service carriers to build-out new infrastructure and invest in existing infrastructure to avoid slow data connections and dropped calls to improve customer satisfaction and retain business.

Need for Ongoing Capacity Management and Network Modernization to Address Growing Demand and Complexities

The rapid evolution of services, technology and usage in wireless networks is driving service providers to undertake a number of initiatives to increase coverage, capacity and performance of their existing networks. Carriers utilize three primary techniques to meet traffic and data demands include (i) improving the macro network layer by upgrading the radio access of existing cell sites to new technologies such as 4G-LTE, which can then be further enhanced by adding more antennas, more spectrum and advanced processing within and between nodes; (ii) increasing the density of the macro network layer by adding additional cell sites and (iii) supplementing the macro network with small cell technology, creating a heterogeneous network. The addition of cell sites to an existing network alone is a substantial market opportunity.

Given the varied approaches that carriers are utilizing to address the growing demand placed on their networks, these networks are becoming increasingly complex and require active monitoring and management. As a result, wireless carriers will be required to perform ongoing optimization of their networks to ensure competitive service levels to their customers. This provides an opportunity for services partners of carriers to provide ongoing solutions relating to network balancing, optimization, downscaling and decommissioning and capacity alignment.

Increasing Implementation of Small Cell Site and DAS Technology

Escalating demand for wireless services has caused carriers to begin offloading mobile traffic from macro networks to preserve available spectrum through small cell and distributed antenna system (“DAS”) technology. Small cells are low-powered radio access units that have a smaller range than a typical wireless macro cell. Compared to the traditional macro cell, small cell technology features a higher quantity of smaller transmitters at a cell site, which boosts the coverage and capacity of wireless networks, results in fewer “dead zones” and reduced competition for cellular tower resources. DAS is a way to efficiently offload data from cell towers and distribute it to wireless connections. DAS technology consolidates the wireless connections needed – including cellular, emergency bands and Wi-Fi - into a few centralized locations and then routes the signals from those connections through a single wireless antenna infrastructure.

Wireless carriers are in the early stages of implementing small cell solutions, often in conjunction with DAS, to extend their service precisely and inexpensively in dense urban areas. As reported by Fierce Wireless: Europe on July 12, 2013, overall small cell shipments are forecast to reach 5.7 million units in 2014 compared to 3.8 million units in 2013. While 3G indoor small cells will continue to represent the vast majority of shipments, LTE indoor small cells are expected to increase significantly in 2013. As also reported in the Fierce Wireless article, the number of carrier Wi-Fi access points shipped in 2014 will be three times the number shipped in 2012 according to ABI Research. Increased network complexities and capacity needs will require network providers to evolve their networks into a heterogeneous architecture involving a combination of macro cells and small cells. Deployment and optimization of these diversified architectures will require a full array of network services, which we expect will drive increasing reliance on infrastructure services providers.

Small cell network and DAS deployments will create a new and very different set of challenges for network operators and their outsourced service providers including complex logistics, differentiated site acquisition strategies, reduced revenue per service and increased device management costs. The small cell and DAS cost models, volume and unique technological challenges will drive the need for increased standardization, consistency and ultra-efficient processes. We believe the combination of higher site volume and lower services revenue per site across pre- and post-deployment small cell and DAS services, as compared to macro cell services, will drive the need for fewer, larger and more financially stable outsourced service providers that will be capable of providing a full range of services across a large geographic footprint in a cost effective manner.

Evolution to 4G-LTE Wireless Standard Driving Infrastructure Buildouts

To meet the increased demand for wireless data services, wireless carriers have begun upgrading their wireless networks to support the 4G-LTE wireless standard. In addition, smart phone use has risen dramatically and will drive additional end-user demand for 4G-LTE networks. The 4G-LTE network evolution will be accomplished primarily through (i) purchase of additional spectrum, (ii) deployment of additional and upgraded equipment at existing cell sites; (iii) construction of additional backhand capacity and (iv) proliferation of small cell site and DAS across high-density urban areas. We believe the 4G-LTE network buildout of wireless networks by carriers could take at least until the end of 2018 and will require comprehensive service providers to assist in the implementation and ongoing maintenance of these 4G-LTE networks.

Increasing Trend for Carriers to Outsource Non-Core Services

Service providers are under mounting competitive pressure to deliver a high level of performance and additional next generation services to their customers. As a result, many service providers have outsourced many of the non-core services required to design, build and maintain their complex network offerings, which provides them better flexibility, efficiency and lower costs than self-performing these services.

Growing Demand for Wireless Services in Adjacent Markets

The positive trends in the wireless telecommunications industry are also relevant to numerous other markets, including the public safety and enterprise markets. We foresee a large opportunity in the governmental telecommunications infrastructure market. In February 2012, a federal law was amended that provides for the creation of a nationwide interoperable broadband network for police, firefighters, emergency medical service professionals and other federal, state and local public safety personnel. The legislation established the First Responder Network Authority (“FirstNet”) charged with the deployment and operation of this network and allocated $7 billion in funding towards deployment of this network, as well as $135 million for a new state and local implementation grant program.

Additionally, faced with a rapidly growing number of wireless devices and increased user demand requirements, enterprises have begun to deploy wireless infrastructures within their organizations. Historically, most enterprises had limited use of wireless networks due to reliability, security and complexity issues but are now seeking to strategically integrate wireless networks for business-critical converged voice, video and data applications. We believe that we are in the beginning of a long-term transition from wired networks to increasing usage of wireless networks within enterprises and that significant opportunity exists for wireless specialists to serve the increasingly complex requirements of those enterprises.

Growth in Demand for Wind Power and Our Position and Service Offerings

Demand for wind power in the United States continues to grow (as discussed under Wind Power Generation) with 2012 being a record year for wind generation and 2013 finishing strong despite a slowdown due to the delay in the PTC extension. We believe that the market for community wind power is sufficient to support our community wind power business model for ongoing installations of wind power in view of the constraints of transmission capacity and utility power purchases currently affecting the growth of larger scale projects.  In addition, we believe that there is impetus in the United States to increase its generation of electrical power through renewable energy sources (which supports the tiered service offerings by our subsidiaries as discussed throughout this report).

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

Government Policy. The growth of renewable energy in the U.S., in particular wind energy, is largely the result of government support and incentives. The loss of these supports and incentives would likely slow or stall further growth and possibly make the construction and operation of wind facilities economically unfeasible.  The expiration of the Production Tax Credit PTC on December 31, 2012, and the uncertainty surrounding the extension eventually passed by Congress, impacted many wind industry participants, including large-scale developers and operators who either shelved plans for constructing new wind projects or commenced employee layoffs. On January 2, 2013, Congress passed an extension to the PTCs for any wind project commencing construction in 2013. However, this extension expired on December 31, 2013 and we recognize that going forward with new development projects creates financial uncertainty. The uncertainty around the tax credit will likely make mid- and long-term planning in the renewable wind industry because the tax credit has such a significant impact on the financial viability of projects.

Economic Downturn. Economic downturns generally make it more difficult to explore and use traditional financing options to pay for the cost of a wind farm.

Reduced Energy Demand. When demand for electricity decreases, particularly during an economic downturn, wind farms must scale back power or shut down, or be forced to do the same by transmission providers.

Excess in Other Sources of Power Generation.   Investment in wind power is affected by the availability and price of other sources of power generation.  For example, according to a Bloomberg.com article, “Electricity Declines 50% as Shale Spurs Natural Gas Glut: Energy,” a recent glut of natural gas has cut electricity prices for the U.S. power industry and, in turn, reduced investment in other types of power, including wind power. Exelon, for instance, has cancelled plans to expand two nuclear power plants due to the low price of natural gas, and CMS Energy has cancelled plans to build a clean coal plant, with the explanation that the clean coal plant’s $2 million price tag was not financially viable due to low natural gas prices.  Low natural gas prices may only be short-term, however; according to the EIA’s 2014 Outlook, natural gas prices are predicted to rise between 2012 and 2040 as lower cost resources are depleted and production shifts to more expensive resources.

COMPETITIVE ADVANTAGES/STRENGTHS

Our Company is a fully-diversified clean energy company built upon our roots as a pioneer in the wind farm development industry with particular expertise in the community wind sector. We believe that we have a number of competitive advantages in the clean renewable energy sector in addition to our nationally-recognized community wind development:

Tiered Service Offering Results in Multiple Revenue Streams.  One of our key advantages is that we generate revenue from our operating subsidiaries offering diversified products and services in all segments of the renewable clean energy sector rather than relying solely on one operating subsidiary to produce revenue:

●

Juhl Renewable Assets focuses on the acquisition of ownership positions in wind farms and investment in other renewable energy assets which provide highly predictable revenues and strong operating margins. Capitalizing on the unique knowledge base of our parent company, Juhl Renewable Assets acquires new and existing wind farms, thus building an asset base with predictable cash flows.

●

Juhl Energy Development is our wind farm development subsidiary, where revenue is generated from development, service and construction fees earned from each of the wind farms that we develop, which revenue is recognized on a completed basis.

●

Juhl Energy Services is our wind farm operations and maintenance subsidiary, where revenue is earned from administrative, management and maintenance services agreements and is recognized as the in-field services are provided. In early 2013, Juhl Energy Services formed a wholly-owned subsidiary, Juhl Tower Services, which enters into agreements to maintain equipment on towers, including wind generating towers and cellular towers. We have completed 153 cell towers to date and anticipate generating recurring profitable revenue from Juhl Tower Services beginning in the second quarter of 2014.

●

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

●

Power Engineers Collaborative expands our professional capacities beyond wind and into the full range of clean energy sectors including natural gas, biomass, waste-to-energy, medium-to-large on-site solar, and support to larger wind farm construction.

Proven Record in Developing Wind Farm Projects.  One of our key advantages is that we have completed 23 community wind farm projects to date, representing approximately 240 MW of generating capacity of electricity, and currently have projects in various stages of development, amounting to a total of 295 MW of wind power generating capacity of electricity.

We expect that the ability to point to actual projects completed, along with the extensive knowledge base developed and relationships necessary to get the job done, will provide us an edge in securing new projects with owners considering retaining a development company. The significant relationships we have developed include those with utility power purchasers, equity and debt project finance sources, turbine suppliers and contractors. These strengths, we believe, will support continued growth of our nationally-recognized community wind farm development business.

For community wind projects to be completed successfully, projects must be constructed in a cost-effective manner. In the course of completing 23 wind projects to date, we have been able to demonstrate to project owners, equity investors and lenders that we can build wind farms on a cost-effective basis.

With the fluctuating renewable energy industry, experienced participants with comprehensive offerings (such as Juhl Energy) are more likely to prosper in the long term especially considering the uncertainty of a long-term federal energy policy. Our expansion into a fully-diversified clean energy company while continuing as a leading participant in the community wind niche provides a broad base to support growth, maintain agility and achieve longevity.

Experienced Management Team.   Led by an industry leader, Dan Juhl, we believe our development team is highly qualified in its experience, credibility and track record.

Mr. Juhl is an expert in the wind power field and is considered a pioneer in the wind industry having been active in this field since 1978.  He was a leader in the passage of specific legislation supporting wind power development in the states of Minnesota and Nebraska, as well as contributing to the development of the currently accepted, financial, operational and legal structure providing local ownership of medium-to-large scale wind farms. John Mitola, our President, is also considered an expert in the energy field having focused his career on energy efficiency, demand side management and independent power development. He has significant experience in the energy industry and electric industry regulation, oversight and government policy. The rest of our management team has collectively been involved in the wind power industry for more than 30 years.

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

Strategic Acquisition Subsidiary – Juhl Renewable Assets.   Juhl Renewable Assets is our vehicle for strategic acquisitions to supplement our wind energy business and take advantage of the growth occurring in the community wind industry.  Our strategic acquisition plan actively focuses on the following: (i) acquisition of additional wind service businesses, including other operation and maintenance providers and wind consulting providers; (ii) acquisition of ownership of existing wind farms that fit our distributed generation model and the size  projects we typically develop; and (iii) acquisition or joint venture relationships with other industry partners on specific projects, where we can share the various elements of fees and profits including development fees, general construction, management, and operations and maintenance.   Such an acquisition strategy results in acquiring assets that provide a residual, repeatable annual revenue stream. Our focus is to take advantage of opportunities in regions with higher energy rates.

We were formed by Juhl Energy as a vehicle for operating energy asset acquisitions to supplement the core business of Juhl Energy and to take advantage of the growth occurring in the community wind industry. Our strategic acquisition plan actively focuses on projects that in our opinion meet the following investment criteria: (i) an energy project that (A) is currently operational, (B) has a contract for the purchase of the electric, heating, cooling or steam output of the facility, with at least years remaining on the term of such agreement, and (C) has a positive net present value, including any monetization of tax benefits; or (ii) is not operational, but has commenced construction or is ready to commence construction at the time of the investment by the Company, and such project has: (A) a contract for the purchase of the electric, heating, cooling or steam output of the facility, with a term of at least 10 years, (B) all permits required for the construction and operation of the facility, (C) an executed interconnection agreement to connect the facility to transmission or distribution system, and (D) a positive net present value, including any monetization of tax benefits. To date, we have acquired significant interests in Woodstock Hills, Winona, and Valley View wind farm projects.

Our business and operating strategy is to take equity ownership positions in existing community-based wind farms and other renewable assets, such as solar projects.  We select projects where the following important conditions exist for successful projects that provide predictable revenue: acceptable wind resources, suitable transmission access, an appropriate regulatory framework providing acceptable power purchase agreements and long-term utility agreements. Further, we believe that there are existing wind farms that are or will become available for sale by equity owners who have fully utilized the tax attributes or no longer have the desire to continue ownership.

Currently, we own or have an interest in the following operating wind farms:

Valley View Wind Farm.   Juhl Renewable Assets holds a 36.6% voting interest in Juhl Valley View, LLC and we have an additional 13.9% voting power through a voting trust arrangement with three other investors.    Pursuant to a subscription agreement, Juhl Valley View, LLC invested approximately $1.8 million, in addition to other amounts raised, into Valley View Wind Investors, LLC, which owns 99% financial rights and 49% governing rights of Valley View Transmission, LLC, which operates the 10 MW Valley View wind farm.  The Valley View entity is included in the financial statements as a consolidated variable interest entity.

●

Valley View Transmission, LLC, is a community-owned and operated 10 MW (megawatt) wind project located in Southwestern Minnesota. The project consists of 5 Gamesa G87 (2.0MW) wind turbines and generates enough energy to power over 6,000 homes annually. Since the project’s commercial operation date in December 2011, Valley View has been performing at a level that has exceeded all initial performance projections and continues to consistently provide clean, reliable power to Xcel Energy on a monthly basis. Valley View has entered into a 20-year power purchase contract with Xcel Energy (expiring in 2031) such that Xcel will purchase all of the wind farm electricity output.

Woodstock Hills Wind Farm.  Juhl Renewable Assets owns a 99.9% ownership interest in a 10.2 MW wind farm, Woodstock Hills, located in Woodstock, Minnesota. The Woodstock Hills wind farm has been operating as a wind energy generation facility since 1999 and was originally developed by the Company’s CEO, who remains the .1% minority interest member.   The Woodstock Hills wind farm entered into a power purchase agreement (PPA) with Northern States Power (NSP) in 1997.

●	Woodstock Hills Wind Farm, LLC, is a community-owned and operated 10.2 MW (megawatt) wind project located in Southwestern Minnesota. The project consists of 17 Vestas V44 (600kW) wind turbines and generates enough energy to power over 4,500 homes annually. Since the project’s official commercial operation date in May 2004, Woodstock Hills has performed consistently to provide clean, reliable power to Xcel Energy on a monthly basis. Woodstock Hills operates under a 30-year power purchase contract with Xcel Energy (expiring in 2034) that requires the utility to purchase all of energy produced by the project.

Winona Wind Farm. Juhl Renewable Assets owns 100% of Winona County Wind, LLC, the operator of a 1.5 MW windpowered electric generating facility in Winona County, Minnesota. To date, Juhl Renewable Assets has not generated any investment returns from its interest in the Winona Wind Farm.

● Winona County Wind LLC, a Minnesota limited liability company, is an operational wind energy generation facility (the “Project”) with a total nameplate capacity of 1.5 megawatts, utilizing two 750 kilowatt Unison wind turbines. The Project is located near Altura, MN (roughly 30 miles eastnortheast of the city of Rochester, Minnesota in Winona County).

►    Winona Lawsuit Disclosure. The Winona project is the subject of a lawsuit (the “Unison action”) initiated in the U. S. District Court for the District of Minnesota in December 2013 by Unison Co., Ltd. against Juhl Energy, Juhl Energy Development, a subsidiary of Juhl Energy, Winona Wind Holdings, LLC, Winona County Wind, LLC, members of management, and others. The Unison action arises out of the purchase of the wind turbine generators from plaintiff and purports to state causes of action for (i) fraudulent inducement, (ii) breach of Juhl Energy Development’s Financing Agreement with Unison: (iii) breach of the implied covenant of good faith and fair dealing; (iv) tortious interference with contractual relationship; and (v) unjust enrichment. The defendants, including the Company, dispute the allegations and are vigorously defending the action. Although the defendants believe they will prevail in the Unison action, an outcome of the Unison action could be divesting ownership of the project.

In addition to current positions in our current operating wind farms (as described above), Juhl Renewable Assets has identified two wind farm projects in Iowa for potential acquisition by Juhl Renewable Assets. Those projects are under common ownership and the Company has agreed to a non-binding letter of intent regarding such projects. The Company is currently completing its due diligence and working toward a definitive agreement regarding the projects, which consists of 3.2 MW.

Recent Development/Achievements for Juhl Energy

During the past 18 months, we have achieved several significant milestones:

●	In January 2013 we changed our name to Juhl Energy, Inc. (from Juhl Wind, Inc.) to more accurately reflect our diversification into the renewable energy sector.

●

In February 2014, we acquired certain assets of PVPower, Inc., a business focused on the sale of solar power products over the Internet. Juhl Renewable Assets had previously made a minority equity interest investment in PVPower in 2011.

●

We announced in May 2013 that we acquired two wind energy projects, TerraRidge and TerraVista projects, each of which are 1.65 MW, located in western New Brunswick, Canada from Canadian developer Terravis Wind. The projects are being developed under NB Power’s “Embedded Generation” program, which is designed to allow Independent Power Producers to sell electricity at a fixed, stable price and under a long-term contract.

●

We have entered into strategic relationships with industry partners to continue our ability to develop projects in our pipeline.  These relationships with turbine suppliers, a wind consulting firm and others will benefit our continued growth in the community wind power industry with the development and completion of further community wind power projects.

●

We formed an acquisition subsidiary, Juhl Renewable Assets, in order to supplement our core business by acquiring complementary businesses, owning existing wind farms, and joint venturing with other industry partners on specific projects. To date, Juhl Renewable Assets has made an initial investment in the Valley View wind farm, and subsequent investments in Woodstock Hills and Winona wind.  We have sold approximately $1.6 million in private sales of Series A Preferred Stock of Juhl Renewable Assets to replenish a portion of the approximately $2.4 million of cash funds previously invested into three wind farm projects from Juhl Energy Development.

●

In January 2014, we finalized installation and began operation of two power-producing wind turbines, at Honda Transmission Manufacturing of America, Inc. (“Honda”) plant in Russels Point, Ohio. Juhl Energy Development had previously acquired substantially all of the early stage development assets relating to the development, construction and/or operation of an approximately 3.4 MW community wind energy project. Following such acquisition, we entered into an agreement with Honda Transmission Manufacturing of America, Inc. to develop, install and operate two turbines to generate electricity for their existing facilities and supply approximately 10% of the plant’s electricity, while reducing its carbon dioxide emissions. With the operation of the wind turbines, the Honda transmission plant is the first major automotive plant to obtain a portion of its electricity generated from wind turbines located on its property.

●

In early 2013, Juhl Energy Services formed, Juhl Tower Services, a wholly-owned subsidiary, which has entered into agreements to maintain equipment on towers including wind generating towers and cellular towers. Juhl Tower Services has acquired assets necessary to perform such services and has engaged crew leaders and operations personnel with substantial industry experience in servicing cellular equipment. Utilizing Juhl Energy Services’ existing staff of service providers trained for working safely at height, we have secured contracts and are now generating revenue from Juhl Tower Services.

●

In September 2013, Juhl Energy Development entered into a co-development agreement for the Purdue Energy Park development project to construct a 20MW wind energy generation project in conjunction with Purdue University located in Tippecanoe County, Indiana. The private property for the project is approximately 8 miles from the Purdue campus in West Lafayette, Indiana. We anticipate finalizing the PPA and construction agreement in the second quarter. The project will be a community scale wind energy generation facility and a unique partnership among Purdue University, Duke Energy, Wabash Valley Power Association, a co-developer and the Company. The Project will sell energy for a term of 20 years through power purchase agreements with Duke Energy and Wabash Valley Power Association. Initial construction has commenced and we believe the project will be online in the fourth quarter of 2014.

●	As discussed in more detail under Item 7 Management’s Discussion and Analysis, effective February 18, 2014, the Company entered into a purchase agreement with Vision Opportunity Master Fund, Ltd. (“Vision”), whereby the Company agreed to purchase shares of preferred stock of the Company held by Vision. The transaction closed on April 1, 2014. As a result of the transaction, we are able to simplify our capital structure by eliminating a majority of the preferred stock and removing the quarterly dividend expense that has accompanied the preferred equity held by Vision.

●	In March 2014, the nonrecourse debt of the Valley View wind farm was refinanced through a new bank in order to improve cash flow through interest and cost savings over the term of the loan.

GROWTH STRATEGIES/OPPORTUNITIES

Our growth strategy is to continue to develop as an innovative, diverse and balanced clean energy company. To achieve this, we will seek additional growth through targeted acquisitions in the clean energy sector and pursue opportunities for development directly with the end customer while working to leverage our portfolio of community wind farms. As we diversify our offerings through targeted acquisitions in the clean energy section, we will continue to provide the full range of services across each phase of development of wind farm projects but will also focus on providing broader services to wind farm projects which include construction and oversight, maintenance services for existing wind farms.

Opportunities for Development of Projects for End Customers:

We recognize that one of the primary challenges in developing wind farms is obtaining contracts with utilities to purchase the electricity generated by wind farm developments. Thus, we have begun to develop wind projects for specific end users. In doing so, we have found a growing niche within our renewable energy development services where we work with large industrial electricity users and corporate clients to install “behind the meter” wind and solar facilities.  As discussed above under Recent Developments/Achievements, we partnered with Honda in an industry-leading initiative to provide electricity to its transmission plant in Russells Point, Ohio through the generation of wind power, and recently are partnering with Purdue University to provide electricity to the community surrounding Purdue University in Tippecanoe County, Indiana.  Our goal is to continue to grow this sector of our business by providing quality development services to organizations looking to utilize renewable energy at their planned or existing facilities. We estimate that there are hundreds of manufacturing facilities similar in size to Honda’s transmission plant.  We believe that Juhl Energy is well positioned (as a recognized industry leader and proven developer of 240 MWs of wind power to date) to acquire additional projects throughout the United States to assist in the reduction of manufacturers’ carbon footprint as they strive to diminish  the adverse impact of their operations on the environment.

Wind Farm Development, Construction and Management Services:

Our growth strategy as a leader in the renewable-energy industry is anchored by the competitive advantage of our portfolio of completed projects coupled with the projects we currently have under development, including projects for end users, such as the Honda Wind Project (discussed above). One component of our plan is to continue to provide the full range of services across each phase of development, including construction and management, which enhances our ability to add value to projects which we expect, will grow our revenue and profitability.

In addition to growing our revenue per project, we will continue to grow our projects under development by utilizing competitive strengths and taking advantage of market conditions to build long-term growth, as follows:

●

We are moving into larger markets with on-site, municipal and wind/solar hybrid projects, targeting smaller wind projects 5 to 80 MW. In the State of Minnesota alone, industry experts have suggested there exists over 6,000 MW of achievable electricity utilizing our community wind power model.  Thus, we expect to increase our capacity by entering regional markets through organic development and strategic acquisitions of existing wind farms that meet our criteria (as discussed below).   In connection with our organic development, we endeavor to become a leading wind energy operator and an influential voice within the region as we enter the market. We strive to develop projects in-house from the initial site selection through construction and operation. For example, in May 2013, we acquired two wind energy projects, each of which is 1.65MW in size, in New Brunswick, Canada.

●

In addition to development, we are focusing on providing an overall service component that includes construction and development management by developing relationships with contractors, turbine suppliers, and financing partners in the wind farm industry.  In addition, we are expanding our services to include turbine maintenance services for wind farms in the Upper Midwest.  We are growing our service business through our operations and maintenance subsidiary Juhl Energy Services.  By way of example, Juhl Energy Services is currently providing wind farm maintenance on the Adams and Danielson wind farms located in Meeker County in West Central Minnesota. Further, Juhl Tower Services was formed to maintain equipment on towers, including wind generating towers and cellular towers. Juhl Tower Services has acquired assets necessary to perform such services and has engaged crew leaders and operations personnel with substantial industry experience in servicing cellular equipment. Coupled with Juhl Energy Services’ existing staff of service providers trained for working safely at height, we have secured contracts and are now generating profitable revenue from Juhl Tower Services.

●

We plan to expand business relationships within the investment community both in the U.S. and abroad in order to assist project owners in obtaining construction financing and end project equity and debt financing for project developments. This will include introductions to local owners to raise capital in private or public equity funds that might invest in the wind project developments.

●

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

●

Although we see opportunity to expand our pipeline of projects in the Upper Midwest, we are also actively looking to diversify our development portfolio by adding projects throughout North America and in regions that experience higher electric rates.  In 2012, we entered into a development agreement in the State of New York on a 15 to 30 MW wind generation facility, which we expect such project to go online in 2014. We will focus on taking advantage of opportunities in regions with higher energy rates.

●

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

●

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

●

We believe that the formation of Juhl Renewable Assets will provide us the ability in the future to provide supplemental funding to our wind farm development projects (through a preferred renewable asset equity vehicle).  This will allow us to bring projects through the early development and construction stages more quickly. In 2013, we completed what we believe is the first of a kind raise of our investment pool into Juhl Renewable Assets, in which we are committed to “democratizing” the renewable energy class and allowing individual investors into a pool that typically was controlled by large institutional investors.

Growth through Targeted Acquisitions:

We believe the key to accelerated growth of Juhl Energy is through targeted acquisitions of energy assets to increase our capacity of wind farm projects in our pipeline and grow our revenue and profitability. Such acquisitions remain a meaningful element in our growth strategy. To bolster this effort, in November 2012, we formed a joint venture with Boulder, Colorado-based 8030 Companies with a focus on the acquisition of existing wind farms and other clean energy assets across the United States and Canada. Our joint venture is particularly focused on wind farm assets approaching their tenth year of operation, with the PTC near expiration and when equipment may require upgrades and a level of operating care that may not be available at the local level or by a large, conglomerate, absentee owner. We also look at projects where a local owner may be facing a “flip” and may prefer to have a partner like Juhl Energy, who has experience with the unique issues facing smaller wind farm assets. This allows us to expand our reach beyond the Midwest market and to expand our services and balance sheet to operating assets and projects. Further, such wind farms build our residual, company, and repeatable annual revenue streams.

Coupled with our joint venture with 8030 Companies, we will focus on growth through targeted acquisitions to strengthen our business in the following areas:

►

targeting other segments of our industry, such as solar and hybrid energy projects and additional wind service businesses including operation and maintenance providers and wind consulting providers (such as our acquisition of PEC, an engineering firm focusing on the clean energy sector);

►

acquiring ownership of existing wind farms that fit our distributed generation model and the size projects we typically develop (under 50 MW). We estimate that there are over 500 small wind farms under 50 MW that exist in the United States, and we believe that the owners are motivated to sell for the following reasons:

●     Assets are fully depreciated (5 year amortization);

●     Federal tax credits (PTCs) are expiring:

●     Equipment warranties are expiring;

●     Wind farms comprise only a small portion of seller’s current business; or

●     Located in a remote location with high operating costs; and

►

acquiring or participating in joint ventures with other industry partners on specific projects (given that so many other independent developers have been unable to move projects in their own pipeline).  Our preferred business model is to participate in a joint venture to share various elements of fees and profits, including development fees, general construction, construction management and operations and maintenance.

Telecommunications Industry

Juhl Tower Services is our strategic initiative to expand upon our wind turbine tower services business into the cell tower arena. The unique capabilities that are employed are a natural extension of the work we have long conducted in the turbine industry. Investors will see a strong strategic fit as we develop our cell tower services business while we also look to add cell tower acquisition and long-term ownership similar to our energy assets.

Juhl Tower Services has commenced operations in the telecommunications industry as a service provider for the performance and maintenance activities of cellular communication towers. Juhl Tower Services enters into master agreements typically with companies designated by leading wireless service companies to manage installation and maintenance activities for certain geographical territories. Alternatively, Juhl Tower Services may also enter into contracts with other companies who may have relationships with cellular tower owners. The companies designated by wireless services companies typically hire subcontractors such as Juhl Tower Services in order to maintain such towers in the designated territory. We will seek to deploy and integrate existing wind tower operation and maintenance professionals into similar activities on tall structures such as cellular communication towers.

We feel that our entry into the telecommunications industry is a natural fit as a service provider to wind generating towers, and will provide a steady revenue stream. According to a survey by CTIA – the Wireless Association, U. S. consumers used an average of 1.2 gigabytes per month on cellular networks in 2013, increasing their usage from 690 megabytes per month in 2012. To keep up with demand, wireless networks are expanding coverage areas served by their specific service, as well as advancing faster 4G networks and 4G LTE (long term evolution), the highest grade of 4G, resulting in carriers making substantial investments in wireless infrastructure, which includes cellular communication towers. These trends have accelerated the demand for cellular communication towers, leading to opportunities for maintenance services of the towers.

 Consumer-focused renewable energy products – smaller on-site wind power and solar systems:

Juhl Renewable Energy Systems provides renewable energy systems and specializes in advanced conservation technologies focused on smaller scale wind and solar systems. Juhl Renewable Energy Systems is focused on the sales and installation of on-site renewable energy systems - including Solarbank®, a proven on-site solar system; Powerbank®, a simple on-site backup power system; small scale wind turbines and residential and small commercial solar installations. Juhl Renewable Energy Systems handles projects from start to finish including design, sales, installation and service. Juhl Renewable Energy Systems provides third party financing structures to end-user customers.

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

In February 2014, we acquired the assets of PVPower, Inc. and we intend to distribute solar-related system products under Juhl Renewable Energy Systems to consumers and small businesses using the online system developed by PVPower.

Historically, our wholly-owned subsidiary, NextGen, has sold refurbished turbines as part of our smaller on-site wind power products.   At this time, NextGen is maintaining only its current inventory of refurbished turbines and does not expect to sell any refurbished turbines going forward.

In line with our products mentioned herein, we are also exploring battery storage, whereby the battery stores the energy produced by the renewable energy source (such as wind or solar) for use during periods of low or no renewable energy production.

Addition of Complementary Services – As discussed throughout this section, over the past year, we have expanded into several segments of the clean energy industry and extended our expertise beyond community wind as a genuine participant in the overall clean energy industry. Our experience and success in wind project development has allowed us to add complementary services such as full scale energy engineering through our PEC subsidiary, ownership of our own clean energy assets, advanced solar and wind power systems for small business and homes, and day-to-day administration and maintenance services for third party utility, wind and cell tower assets. Further, with the acquisition of the assets of PVPower, we are able to provide customers technology for planning and pricing materials for solar installers and direct sales of solar PV (photovoltaic) products.

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

●	distributed generation facilities that allow power users to operate “behind the meter’;
●

dedicated storage facilities to help address intermittency in transmission systems (such as Solarbank® and Powerbank®);

development and utilization of utility scale battery storage is advancing rapidly;

state RPS requirements remain unfulfilled, opportunity for Juhl Energy portfolio;

●	design of projects to meet specific needs of output purchasers (such as the Honda Wind Project); and
●	exploration of battery storage partnerships.

Sales and Marketing

The Company derived approximately 55% of its revenue for the year ended December 31, 2013 from three customers primarily as a result of development and construction revenue, engineering services, and electricity sales, and approximately 49% of its revenues for the year ended December 31, 2012 were from sales to two customers primarily as a result of electricity sales and engineering revenue.

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

The American Recovery and Reinvestment Act created a tax incentive for companies in the renewable energy industry, which has provided an incentive for developers to enter the wind power development market.  However, as noted, the production tax credits were not extended until the beginning of 2013, and are not available for wind projects that commence construction in 2014.  As a result of the unavailability of the tax credits for projects commencing in 2014, we believe many new entrants (especially developers of wind farms) will not enter the market in 2014.

Further, the ATRA extension of the PTCs, we believe provided an advantage to companies that have a strong balance sheet and large amounts of capital as they were able to begin project construction in 2013 to maximize the utility of the “begin construction” rule.  These companies have the resources to finance a pipeline of wind farms eligible for the PTC that will be finished and placed in service in future years.  Developers with less capital are at a disadvantage if they are unable to take advantage of the PTC extension.  In the KPMG TaxNewsFlash, No. 2013-07, January 2013, market analysts forecast that the ATRA extension of the PTCs will lend itself to capitalized developers stockpiling PTC projects and effectively crowding out less capitalized developers who cannot commence construction in 2013.

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

The principal suppliers for our wind farm projects primarily consist of suppliers of wind turbines, wind turbine parts and various electrical supplies and services relating to wind turbine operation. We also source, as needed, wind studies and electrical engineering expertise from outside suppliers. With respect to wind turbines and related items, to date, our principal suppliers have been Suzlon Energy Limited, Alstom Power, Gamesa Wind US, and Vestas Wind Support Systems A/S for turbines and Michels Corporation, Fagen, Inc. and Ryan Companies, Inc. for subcontracted construction services. We have used WindLogics, Inc. and AWS Truewind for wind studies and Consulting Engineer Group, Inc. and Hoerauf Consultants, Inc. for specialized electrical engineering. Our business is not dependent on any one supplier and our list of suppliers is changing and expanding on an ongoing basis as the market for wind power continues to expand and new suppliers enter the market offering advanced products, technologies and services.

Customers

Our wind farm projects sell electricity and associated RECs primarily to local utilities under multi-year power purchase agreements, or PPAs. A PPA is a contract that provides for the purchase of power at an agreed-upon price for a period of time, which is typically 20 years for wind projects.  For the year ended December 31, 2013, Northern States Power Company d/b/a Xcel Energy represented 100% of our electricity sales. The electric utility company normally maintains ownership of any Renewable Energy Certificates (“green tags”) that are associated with the power generated by the projects.  Since the primary cost of wind power is the initial capital cost of the system, each wind farm benefits from a steady stream of reliable revenue and cash flow for decades.

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

Federal Bureau of Land Management (BLM) Permits

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

Telecommunications Regulatory and Environmental Matters

The summary below is based on regulations currently in effect, and such regulations are subject to review and modification by the applicable governmental authority from time to time. If we fail to comply with applicable laws and regulations, we may be fined or even lose our rights to conduct some of our business.

We are required to comply with a variety of federal, state and local regulations and laws in the U.S., including Federal Communications Commission ("FCC") and Federal Aviation Administration ("FAA") regulations and those discussed under "Environmental" below.

Federal Regulations. Both the FCC and the FAA regulate towers used for wireless communications, radio and television broadcasting. Such regulations control the siting, lighting and marking of towers and may, depending on the characteristics of particular towers, require the registration of tower facilities with the FCC and the issuance of determinations confirming no hazard to air traffic. Wireless communications devices operating on towers are separately regulated and independently licensed based upon the particular frequency used. In addition, the FCC and the FAA have developed standards to consider proposals for new or modified tower and antenna structures based upon the height and location, including proximity to airports. Proposals to construct or to modify existing tower and antenna structures above certain heights are reviewed by the FAA to ensure the structure will not present a hazard to aviation, which determination may be conditioned upon compliance with lighting and marking requirements. The FCC requires its licensees to operate communications devices only on towers that comply with FAA rules and are registered with the FCC, if required by its regulations. Where tower lighting is required by FAA regulation, tower owners bear the responsibility of notifying the FAA of any tower lighting outage and ensuring the timely restoration of such outages. Failure to comply with the applicable requirements may lead to civil penalties.

Local Regulations. The U.S. Telecommunications Act of 1996 amended the Communications Act of 1934 to preserve state and local zoning authorities' jurisdiction over the siting of communications towers and distributed antenna systems (“DAS”). The law, however, limits local zoning authority by prohibiting actions by local authorities that discriminate between different service providers of wireless services or ban altogether the provision of wireless services. Additionally, the law prohibits state and local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations.

Local regulations include city and other local ordinances (including subdivision and zoning ordinances), approvals for construction, modification and removal of towers and DAS, and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require us to obtain approval from local officials prior to tower construction. Local zoning authorities may render decisions that prevent the construction or modification of towers or place conditions on such construction or modifications that are responsive to community residents' concerns regarding the height, visibility and other characteristics of the towers. To expedite the deployment of wireless networks, the FCC issued a declaratory ruling in 2009, which is currently under appeal, establishing timeframes for the review of applications by local and state governments of 90 days for co-locations and 150 days for new tower construction. The Middle Class Tax Relief and Job Creation Act of 2012 mandates that state and local governments must approve an eligible facility's request for the modification of an existing tower that does not substantially change the dimensions of such tower. Notwithstanding the FCC declaratory ruling and recent legislation, decisions of local zoning authorities may also adversely affect the timing and cost of wireless infrastructure construction and modification.

Safety. As licensees and wireless infrastructure owners, we are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. As employers, we are subject to Occupational Safety and Health Administration (and similar occupational health and safety legislation in Australia) and similar guidelines regarding employee protection from radio frequency exposure. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years.

We have compliance programs and monitoring projects to help assure that we are in substantial compliance with applicable laws. Nevertheless, there can be no assurance that the costs of compliance with existing or future environmental laws will not have a material adverse effect on us.

Employees

As of March 17, 2014, we employed approximately 81 full-time employees and no part-time employees, excluding employees and consultants of any affiliated companies that are not at least 50%-owned subsidiaries of ours. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third-party consultants to assist in the completion of various projects. Third parties are instrumental to us in keeping the construction and development of projects on time and on budget.

ITEM 1A RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2 PROPERTIES

Our corporate office is located at 1502 17th Street SE, Pipestone, Minnesota 56164, which consists of a 5,300 square foot commercial building that contains production, warehousing and general and administrative space.   We also have entered into one year lease arrangements for purposes of office and meeting space in Minneapolis, Minnesota and office and production space in Red Lake Falls, Minnesota for Juhl Renewable Energy Systems’ activities.  We also lease office locations in Brookfield, Wisconsin and Chicago, Illinois for the PEC operations and general and administrative purposes. We currently lease space on a month-to-month basis in a small warehouse facility near Springfield, IL for purposes of the Juhl Tower Services activities.

Generation Facilities.

At December 31, 2013, Juhl Energy, through its subsidiary Juhl Renewable Assets, held ownership interests in the following electric generating facilities:

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

Character of Ownership

Juhl Renewable Assets has a controlling interest in these wind farms.  Such wind farms are not owned in fee and may be encumbered by liens through securing nonrecourse financings.  Additionally, the generating facilities are located on leased land from owners of private property.

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

On December 5, 2013, Unison Co., Ltd. (“Plaintiff”) filed a civil complaint against Juhl Energy, Juhl Energy Development, Winona Wind Holdings, LLC, Winona County Wind, LLC, members of management, and others (the “Defendants”) in the U.S. District Court for the District of Minnesota. The lawsuit arises out of the purchase of two wind turbine generators from Plaintiff, whereby Juhl Energy Development financed the cost of the wind turbines by obtaining a loan from Plaintiff. The wind turbines were installed at a wind farm project in Winona County, Minnesota. The complaint purports to state causes of action for (i) fraudulent inducement, (ii) breach of Juhl Energy Development’s Financing Agreement with Unison: (iii) breach of the implied covenant of good faith and fair dealing; (iv) tortious interference with contractual relationship; and (v) unjust enrichment. Plaintiff is seeking the following: (i) awarding Plaintiff money damages in amount in excess of $75,000 together with pre-judgment and post-judgment interest as allowable by law; (ii) awarding Plaintiff amounts by which Defendants were unjustly enriched; and (iii) awarding Plaintiff its attorney fees, costs, and disbursements by law or equity. The Defendants, including the Company, dispute all allegations in the complaint and are defending the action.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are currently quoted and listed for trading on the OTC Bulletin Board under the symbol JUHL. The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

Year	Quarter	High	Low
2013	First	$0.55	$0.33
	Second	$0.60	$0.33
	Third	$0.34	$0.14
	Fourth	$0.25	$0.14
2012	First	$1.14	$0.60
	Second	$0.85	$0.45
	Third	$0.75	$0.30
	Fourth	$0.60	$0.20
2011	First	$1.50	$0.70
	Second	$1.73	$0.92
	Third	$1.11	$0.79
	Fourth	$0.94	$0.41

On December 31, 2013, the closing price of our common stock, as reported by the OTC Bulletin Board, was $0.18 per share.

These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Holders

As of March 24, 2014, there were 25,403,287 shares of our common stock outstanding and approximately 48 holders of record of our common stock.  However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street name.”

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

Unregistered Sales of Securities

On December 27, 2013, we issued an aggregate of 524,837 shares of our common stock to seven holders in a private transaction, five of whom are executive officers and directors of the Company. The consideration for the issuances was $0.1695 per share which was paid by six purchasers by cancellation of indebtedness of the Company to such purchasers. The common stock issued to the holders was not registered under the Securities Act but was issued in reliance upon the exemptions from the registration requirements of the Securities Act as set forth in Section 4(2) thereof. The holders acquired the securities for investment purposes without a view to distribution. Furthermore, they had access to information concerning the Company and our business prospects, there was no general solicitation or advertising for the sale of the securities, and the securities are restricted pursuant to Rule 144.

Effective January 2, 2014, we issued warrants to purchase an aggregate of 5,520,000 shares of common stock to directors, officers and service providers at an exercise price of $0.15 per share (the closing price of the stock as of the date of issuance). The warrants were issued pursuant to Warrant Agreements, the form of which is attached hereto as Exhibit 10.16. The warrants and the underlying common stock was not registered under the Securities Act, or the securities laws of any state, and were issued in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

Effective February 1, 2014, we issued an aggregate of 250,000 restricted shares of common stock to a consultant which vest over a 15-month period and are subject to lock-up restrictions. The stock was awarded pursuant to a Restricted Stock Award Agreement, the form of which is attached hereto as Exhibit 10.15, under our Amended and Restated 2008 Incentive Compensation Plan. The restricted stock was not registered under the Securities Act, or the securities laws of any state, and was issued in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

Effective February 5, 2014, we issued 600,000 restricted shares of common stock to PVPower, Inc. in connection with the Company’s purchase of substantially all of the assets of PVPower, Inc. pursuant to the terms of an Asset Purchase Agreement, the form of which is attached hereto as Exhibit 10.17. The restricted stock was not registered under the Securities Act, or the securities laws of any state, and was issued in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and the certificate evidencing such shares contain a legend stating the same.

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

Overview

Juhl Energy is an established leader in the clean and renewable-energy industry. Juhl Energy historically focused on community wind power development, management and ownership, throughout the United States. We are one of the few companies other than utility based conglomerates that handle all aspects of wind project development, through our operating subsidiaries, including full development and ownership of wind farms, general consultation on wind projects, construction management of wind farm projects and system operations and maintenance for completed wind farms, which results in multiple revenue streams. The primary focus of our wind power development business has been to build 5 MW to 80 MW wind farms jointly owned by local communities, farm owners, environmentally-concerned investors, and our Company. The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power. Our development of community wind power systems generally results in landowners owning a portion of the long-term equity in the wind farm that resides on their land. We pioneered community wind power systems in developing the currently accepted financial, operational and legal structure providing local ownership of medium to large scale wind farms. Since 1999, we have completed 23 wind farm projects, accounting for approximately 240 MW of wind power that currently operate in the Midwest region of the United States, and we provide operation management and oversight to wind generation facilities generating approximately 88 MW, through our subsidiary, Juhl Energy Services. Currently, we have 20 projects in various stages of development with an aggregate wind power generating capacity of approximately 295 MW (8 of which we are actively developing with an aggregate wind power generating capacity of approximately 89 MW and 12 of which are early stage wind development opportunities with an aggregate wind power generating capacity of approximately 206 MW). The 20 wind farm projects, all of which are on-shore type projects, are located in the United States and Canada and make up our development pipeline.

We are expanding the scope of our business to include other alternative energy sources in addition to wind. Two illustrations of the Company’s broadening base of our services include (1) our acquisition of PEC to provide engineering services in the renewable energy field and (2) the expansion of Juhl Renewable Energy Systems to encompass small scale renewables in solar and small wind turbines to provide offerings to additional end customers.  While we continue to leverage our experience as leaders in the wind energy industry, we will look for opportunities for expansion in the broader arena of alternative energy.

How We Operate

The Company's business segments are separate business units that offer different products.  A review of our business segments provides a better understanding of the how the Company manages and evaluates its businesses.   The Company groups its operations into three business segments:

Renewable Energy Development	Wind, solar and cogeneration energy development, construction and related products and services.
Renewable Power Plant Ownership	Ownership and operations of consolidated wind farms or other clean energy investments.
Energy and Telecommunications Services	Business-to-business engineering consulting services, asset management, and turbine and tower maintenance services.

The accounting policies for each segment are the same as those described in the summary of significant accounting policies (as set forth in the notes to the financial statements). Segment income or loss does not include any allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaid expenses, inventory, work-in-progress, property and equipment and escrow deposits.  Unallocated assets include corporate cash and cash equivalents, short-term investments, deferred tax amounts and other corporate assets.  Inter-segment balances and transactions have been eliminated.

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

Due to the anticipated increased demand for electricity from alternative energy sources in 2014 and beyond, we believe the demand for wind energy developments and consumer-owned renewable energy products will be stable or will increase in the foreseeable future (even if the production tax credits expired for new projects commencing in 2014). Our revenues from wind farm development will continue to be subject to shifts in timing due to project development delays resulting from our ability to obtain financing and regulatory and permitting approvals among other reasons.  Thus, our strategy is to remain well-positioned for predictable revenue growth with the addition of new products and service offerings such as engineering consulting services and cellular tower maintenance services that are outside the scope of wind farm development projects.

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

Our Portfolio of Renewable Energy Projects

Our portfolio of renewable energy generating assets, including the wind farms that we own in whole or part, provides a significant revenue source.  Through our acquisition subsidiary, Juhl Renewable Assets, we focus on acquisition and investment in existing renewable energy generating assets that fit our distributed generation model and are consistent with the size projects we typically develop.  We believe that ownership of such renewable energy generating assets (in part or in whole) provide us with the ability to expand services related to renewable energy generating assets and create recurring and predictable annual revenue streams for our business.  Our portfolio of acquired ownership in wind farms and other renewable assets may grow at an uneven pace because acquisition opportunities are unpredictable.  The level of new portfolio activity will fluctuate based on supply and demand for those assets, our ability to identity existing renewable energy generating assets that meet our criteria, and the volume of projects that are available for sale by equity owners.  Our ability to acquire such existing renewable energy generating assets, in whole or in part, will directly impact future revenue.

Demand for Renewable Energy

Growth in wind power and other renewables is being driven by several environmental and socio-economic factors including:

●	ongoing increases in demand for electricity as a result of population growth and growth in energy consuming devices such as computers, televisions and air conditioning systems;
●

the fluctuating costs of fuel required to operate existing conventional electric generation facilities such as coal, natural gas, nuclear and oil, (especially since low (subsidized) wind prices are roughly competitive with natural gas);

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

In light of these factors, we will continue to develop our capabilities in the renewable energy space with the development of distributed generation projects, such as wind/solar hybrid projects, wind facilities for manufacturing companies seeking to reduce their carbon footprint, and small scale renewable systems including solar projects. If we are not able to diversify our offerings or if demand for renewable energy becomes less robust, our operating results may be negatively impacted.

Government Policies

Historically, our wind projects have been subject in part to various federal, state or local governmental policies that support or incentivize projects from an economic standpoint.  Such policies include legislation that aims to reduce energy usage and dependence and promote the use of renewable energy. Incentives provided by the federal government may include tax credits (such as PTCs), tax deductions, bonus depreciation, and federal grants and loan guarantees.  Incentives provided by state governments include renewable portfolio standards (RPS) which specify the amount of energy utilized by local utility companies that must be derived from sources of clean energy including wind and solar.  A number of federal government incentives focused on reducing costs of wind energy production have recently expired or our set to expire in the near term.  Specifically, the PTC was extended one year (expired on December 31, 2013) and applies to all wind projects that began construction in 2013, even if estimated completion is one to two years out, which we believe will help support the development of American wind energy resources and sustain its growth in the short term.

However, overall, failure to extend or renew these or similar incentives in the future and the absence of a long-term energy policy that focuses on the sustainability of the renewable energy industry could have a material adverse impact on our business, results of operation, financial performance and future development of our wind energy projects.

Telecommunications Industry

We feel that our entry into the telecommunications industry through Juhl Tower Services is a natural fit as a service provider to wind generating towers, and will provide a steady revenue stream, in the fast growing telecommunications industry. The Telecommunications Industry Association reported that overall spending on both wireless and wireline infrastructure will total $313 billion during the period from 2013 to 2016 – an increase of 34% over the $233 billion spent during the period 2009 to 2012. According to the TIA ICT Market Review & Forecast, U. S. spending on wireless and wired network infrastructure will grow to $296 billion by 2015. To keep up with demand, wireless networks are expanding coverage areas served by their specific service, as well as advancing faster 4G networks and 4G LTE (long term evolution), the highest grade of 4G, resulting in carriers making substantial investments in wireless infrastructure, which includes cellular communication towers. These trends have accelerated the demand for cellular communication towers, leading to opportunities for maintenance services of the towers.

There are significant start-up costs associated with the telecommunications market to provide services, including equipment acquisition, hiring and training of personnel, field expenses and back office infrastructure. The financial results of tower services can be significantly affected by seasonal weather patterns, crew productivity, project site planning, and managing the processes surrounding project data and billing. We incurred significant costs during 2013 for start-up and organizational purposes, establishing our presence in the market, and managing productivity, and incurred a significant net loss in 2013 to date as a result. Despite such reportable losses, we believe that, at this time, Juhl Tower Services is well positioned to provide service to cellular communication tower operators and owners.

Debt and Equity Financing Markets

Although demand for wind power and other renewables are likely to continue to trend upward for reasons described above, arranging project financing, particularly construction financing, has become increasingly difficult.  The timing of the Company’s construction and turbine supply revenues associated with the development of wind farms is heavily impacted by our ability to complete debt and equity financing arrangements. Such financing may not be available in the future and would negatively affect our operations.

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

Results of Operations – Year ended December 31, 2013 Compared to Year ended December 31, 2012

Revenue

Total revenue increased by approximately $6,970,000, or 85.7%, from approximately $8,131,000 for the year ended December 31, 2012, to approximately $15,101,000, for the year ended December 31, 2013.

A comparison of our revenue for the years ended December 31, 2013 and 2012 is as follows:

	For the Year Ended December 31
	2013	2012
Revenue:
Renewable energy development	$3,855,229	$702,895
Renewable power plant ownership	2,913,348	3,018,433
Energy & telecommunications services	8,772,509	4,856,987
Intersegment eliminations	(439,805)	(447,566)
Total revenue	$15,101,281	$8,130,749

The Company’s revenue comparisons above have been changed from prior presentations to adapt to our expansion of energy and telecommunications services and power plant ownership that have substantially occurred over the last 24 months.

Renewable Energy Development:

Total revenue in the Renewable Energy Development segment increased by approximately $3,152,000, primarily as a result of revenue related to the development and construction of the wind facility for Honda in Russells Point, OH. We have not yet recognized any significant revenue from installation of solar projects and our solar products but we expect to earn revenue in 2014 as a result of investments made in early 2014, including the acquisition of the assets of PVPower in February 2014.

Our 2014 revenues from development and construction will be dependent upon a number of factors including project financing arrangements, our ability to reach contractual agreements for turbine supply and construction services, permitting and variable interest entity rules. As of the end of 2013, we had begun development of two wind projects, Black Oak (New York) and Purdue Energy Park (Indiana) that had commenced construction activities to allow utilization of the federal production tax credit prior to its expiration.

Renewable Power Plant Ownership:

Revenue for electricity sales for the year ended December 31, 2013 was relatively flat from the three wind farms owned by the Company. Revenues will fluctuate as a result of wind speeds in the geographical areas of these wind farms and therefore revenues will vary accordingly. In addition, electricity sales revenue is adjusted based on the use of an accounting revenue recognition policy that reduces the current billing amounts to the average rate over the remainder of the power purchase contract. We are currently considering acquisition of additional wind farm facilities in 2014 if our current capital raises are successful.

Energy and Telecommunications Services:

Total revenue increased by approximately $3,916,000, from approximately $4,857,000 for the year ended December 31, 2012, to approximately $8,773,000 for the year ended December 31, 2013. The increase was primarily related to an increase of approximately $2,400,000 in engineering consulting services as the prior year revenue recognizes only eight months of operating activity as a result of the acquisition of PEC in late April 2012, together with approximately $1,700,000 in revenue from the start-up of the tower services division in 2013. Revenue from wind farm management and maintenance services activities decreased approximately $200,000 primarily as a result of scope and pricing contract changes and that certain services are priced on revenue volume and as such, the lower wind speeds contributed to lower revenue in 2013.

We expect that our revenues for 2014 from management and maintenance services will increase significantly as a result of the diversification of our maintenance activities to include cellular communication towers. The revenue increase will be dependent upon a number of factors, including recruitment of talent, contract awards, and crew performance. We currently perform turbine maintenance services to 52 MW of wind farms and management services to 85 MW of wind farms.  Our completed wind farm developments typically result in new revenue streams for management services.  In addition, we expect to make bid proposals on existing wind farms for maintenance services and to the extent we are successful in our bids, our revenues will grow accordingly.

Cost of Revenues

Cost of revenues increased by approximately $7,324,000, or 146.0% from approximately $5,017,000 for the year ended December 31, 2012 to approximately $12,341,000 for the year ended December 31, 2013.

The comparison of December 31, 2013 to December 31, 2012 is affected by the following:

●

cost of revenues in 2013 includes approximately $1,746,000 of direct labor, sub-consultant costs and project expenses related for engineering consulting services primarily related to having only eight months of operating activity versus the twelve months for 2013 as a result of the PEC acquisition on April 30, 2012;

●

cost of revenues in 2013 includes approximately $2,927,000 of wind farm construction costs incurred in the installation of the Honda wind facility and accrual of co-development fees associated with its development;

●

cost of revenues in 2013 includes approximately $2,461,000 of direct labor and project-related expenses incurred in our effort to diversify our maintenance services to include cellular communication towers. There were no such expenses in 2012; and

●

cost of revenues in 2013 includes approximately $272,000 of costs to inventory-related adjustments with respect to the small wind turbine prototype and our desire to no longer focus on development of such machine.

Gross margins for the year ended December 31, 2013 decreased by approximately $353,000, which is primarily attributable to approximately $760,000 of gross loss from the tower services launch, decrease of approximately $105,000 in electricity sales revenues as noted above, an inventory valuation adjustment of approximately $172,000, which was offset by the increase in gross margins generated by the new engineering consulting services of approximately $693,000 and construction margins of approximately $254,000.

Operating Expenses

General and Administrative Expenses. General and administrative expenses increased by approximately $381,000, or 16.2%, from approximately $2,357,000 for the year ended December 31, 2012 to approximately $2,738,000 for the year ended December 31, 2013.

The increase in general and administrative expenses includes:

●

increase of approximately $512,000 for general and administrative expenses related to businesses that were added into our reporting entity since the beginning of 2012, namely, the Juhl Tower Services start-up in February 2013 and PEC, a newly consolidated operating entity since April 30, 2012;

●

decrease of approximately $131,000 in professional services from the prior year which had one-time expenses associated with due diligence costs associated with business acquisition activity and other business requirements associated with being a public company;

●	decrease in investor relations and advertising costs of approximately $277,000 in 2013 associated with a reduction in spending by management in those areas, and
●	increase for a one-time expense for a write-off of issuance costs of approximately $244,000 associated with an equity line commitment which we likely will not utilize.

Payroll and Employee Benefits. Payroll and employee benefits expenses increased by approximately $645,000, or 33.9%, from approximately $1,901,000 for the year ended December 31, 2012 to approximately $2,546,000 for the year ended December 31, 2013.

The increase of $645,000 for the year ended December 31, 2013 is primarily related to:

●

increase of approximately $709,000 of officer and administrative salaries related to businesses that were not in our reporting entity a year ago, namely, the Juhl Tower Services start-up and PEC’s engineering consulting payroll; and

●	decrease in stock-based compensation expense of approximately $119,000.

The payroll expenses related to engineering consulting employees who are directly performing engineering activities are recorded in cost of revenues.  Payroll related to maintenance services employees are also considered as a part of cost of revenues.

Wind Farm Administration Expenses. Wind farm administration expenses represent costs that we incur to perform administrative services with respect to our management services contracts, as well as the general and administrative expenses incurred directly within the three wind farm entities, Valley View, Winona Wind, and Woodstock Hills that we are consolidating. Wind farm administration expenses decreased by approximately $38,000, or 9.6%, from approximately $396,000 for the year ended December 31, 2012 to approximately $358,000 for the year ended December 31, 2013.

The decrease in expenses was primarily attributable to one-time professional fees associated with the Valley View and Winona County farm projects.

Operating Income (Loss)

Our operating loss represents an increase of approximately $1,341,000, from an operating loss of approximately $1,541,000 for the year ended December 31, 2012 compared to an operating loss of approximately $2,882,000 for the year ended December 31, 2013.

The increase in our operating loss of $1,341,000 for the year ended December 31, 2013 is primarily attributable to the start-up expenses and negative operating margins in establishing the tower services capability of Juhl Tower Services, together with an inventory valuation adjustment. We did incur lower margins from our wind farm management and maintenance services and electricity sales, but those are offset by higher operating margins obtained through the engineering consulting service activities. We did complete one wind farm development in 2013 which positively impacted our operating margins.

Other Income (Expense)

Other expense decreased approximately $1,240,000 for the year ended December 31, 2013 compared to December 31, 2012 primarily due to a $775,000 fluctuation in fair value of the interest rate swap and the prior year loss on investment of $400,000. Other expense during the year ended December 31, 2013 primarily consists of approximately $831,000 of interest expense relating to bank loan notes and a turbine supplier note.   The fair value of the interest rate swap arrangement is subject to fluctuation due to changes in the LIBO rate market. The swap arrangement was terminated in March 2014 and we paid approximately $632,000.

Net Income (Loss)

Net loss increased by approximately $100,000, or 3.4%, from a net loss of approximately $2,946,000 for the year ended December 31, 2012 to net loss of approximately $3,046,000 for the year ended December 31, 2013.

The $100,000 increase in the yearly net loss between December 31, 2013 and 2012 is primarily attributable to the operating loss incurred in the Juhl Tower Services activities combined with the inventory adjustment and write-off of issuance fees, offset by a full year of margin associated with the engineering consulting business and the margins obtained from the construction/development of the Honda wind farm project.

The net loss for the year ended December 31, 2013 is indicative of the inconsistent revenue patterns of our wind farm development services business as revenue recognition is significantly impacted by the timing of the development fee revenue and our focus on establishing recurring profitable revenue streams through either acquisition or start-ups (such as Juhl Tower Services).

Changes in the Financial Condition for the Period ended December 31, 2013

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Accounts receivable of approximately $3,047,000 at December 31, 2013 included approximately $1,250,000 for construction receivable, approximately $1,294,000 for engineering consulting and tower services open accounts, and approximately $170,000 related to receivables from selling electrical power to a credit-rated utility company. The receivables include an allowance for doubtful accounts of approximately $58,000 which we believe is sufficient to cover any potential uncollectible amounts.   The December 31, 2012 accounts receivable included approximately $981,000 for engineering consulting open accounts and approximately $242,000 related to receivables from selling electrical power to credit-rated utility company. All unbilled receivables as of December 31, 2013 are expected to be billed and collected within twelve months.

Property and Equipment

As of December 31, 2013 and December 31, 2012, we held approximately $23,832,000 and $24,821,000 in net book value of property and equipment, respectively.  The assets include approximately $25,730,000 (at original cost) in wind turbine assets of Woodstock Hills, Valley View and Winona County. The wind farm assets were booked at fair value at the time of the acquisition for the Woodstock Hills and Valley View entities, and at book value for Winona County due to common control. Other assets included in property and equipment includes land, buildings, office equipment, shop equipment and service vehicles.

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

At December 31, 2013, we carried approximately $1,281,000 in cash on the balance sheet (excluding restricted cash).  Our unrestricted cash balances decreased by approximately $750,000 during 2013. The reduction in cash resources since the beginning of the year is primarily related to the cash needed to absorb unprofitable operations during 2013, including the start-up and working capital needs for the Juhl Tower Services business, cash paid out for the working capital component of our PEC acquisition, but offset by our preferred stock sales in Juhl Renewable Assets. Further explanation of the decline in our cash balances is included in the commentary below regarding operating, investing and financing activities.

With respect to the negative operating cash flows in 2013 and 2012, this can be primarily due to the cash used for working capital and funding operations of the Juhl Tower Services business and funding of the wind development services business. The Company has worked to stabilize its operations by diversifying its business model with recurring revenue and profit streams in order to offset or minimize the fluctuations in our wind farm development and construction operating activities. We expect to achieve profitability and cash flow improvements in the Company’s engineering consulting services and clean energy asset ownership and operations business segments that were added or expanded in 2012, and Juhl Tower Services’ cellular tower services, that were launched during the first half of 2013.

In November 2013, we sold the membership interests with respect to the Honda wind project, and as such, we received a recoupment of certain project development costs that we have sunk into such project together with receipt of a portion of our development fees. During the fourth quarter of 2013 and in January 2014, we substantially completed the Honda wind farm development resulting in recognition and receipt of development and construction fees related thereto of approximately $3,700,000.

In 2013 we sold, in a private transaction, Series A Preferred Stock of our subsidiary, Juhl Renewable Assets. As of December 31, 2013, we sold approximately $1,580,000 of Series A Preferred Stock of Juhl Renewable Assets.  The purpose of this raise was to replenish a portion of the approximate $2,400,000 of cash funds from operations that we invested in wind farm projects.   During the first quarter of 2014, Juhl Renewable Assets commenced a new private sale of its preferred securities with the intention of raising up to $3,000,000 for the acquisition of specific assets of comparable value, and for other purposes.

We believe that funds generated from existing cash resources, current contractual agreements, cost controls and improvements in our tower services operations, will be sufficient to finance our operations and planned capital expenditures through the next 12 months.

Our balance sheet at December 31, 2013 includes a promissory note payable of approximately $3,069,000 to a turbine supplier for amounts due for turbines on the Winona County wind project.  The note was initially payable in April 2012 assuming that the project was able to raise permanent project debt financing. It has proven difficult for the underlying project to obtain outside debt or equity financing as a result of the nature of turbines being a new introduction to the U.S. market together with turbine performance issues. Until such time that debt or other sources of outside financing is achieved, the note is payable through free cash flows available from the Winona County wind project, and as such, approximately $2,905,000 has been classified as long-term based on our assessment of future cash flows that are expected beyond one year. The Company has a secured interest in the Winona County wind project.

The turbine supplier has filed a suit against the Winona County wind project and the Company (and other defendants) for non-payment of the note, among other claims, which the defendants, including the Company, dispute such allegations (as described more fully under “Business” and “Legal Proceedings”). We do not expect that our liquidity will be affected other than the initial defense costs related to the suit.

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

During February 2013, we launched a new company, Juhl Tower Services.  The tower services have required us to invest approximately $1.5 million through December 31, 2013 to support the initial investment in equipment, management recruitment, crew and deployment, and initial production ramp-up. In addition, investments have been needed to offset delays in cash collections from customers as receivables can at times extend well beyond 90 days. We have established a $500,000 bank line of credit to assist in the funding of the tower services business activities using accounts receivable as a borrowing base; however, the bank line is subject to the amount of open receivables and eligibility requirements. We believe we have made necessary adjustments in the 4th quarter of 2013 to lower our base cost of operations and to be selective of projects that produce more timely cash flow and better net margins. At December 31, 2013 and through the date of this filing, we were not in compliance with certain debt covenants of this loan. We are currently seeking a waiver or amendment for these violations.

We will continue our internal efforts to assist our project owners in arranging financing terms for each wind farm and solar project under development.  The ability to assist project owners with obtaining debt and equity financing is a material factor in producing our future development fee revenue streams and cash flow. We expect that we will be required to obtain interim vendor financing from turbine suppliers or subcontractors for projects under development, and we are typically required to grant a security interest to those suppliers.  The security agreement allows the supplier to step-into our developer rights that we have to the project entity, after a passage of time typically 180 days from project completion.

Going forward, we plan to broaden our financial sources to include term loans, public and private equity, and debt issuances, and specific asset funding related to our development fee revenue streams and cash flows.  Based on market conditions, we may use other forms of leverage in addition to these financing arrangements.

Future Growth and Financing

Despite the political climate which has resulted in uncertainty around federal energy policy, we have been able to secure development rights for late stage wind farm development opportunities that could enable us to complete wind farm projects for large corporations or small utilities who desire to purchase electricity from these projects.  We will seek to obtain additional sources of recurring revenue from maintenance, administrative and services businesses through securing new business or undertaking additional mergers or acquisitions, and offset the inconsistent revenue patterns that we see in our wind farm development business.

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

The formation of Juhl Renewable Assets provides us with the ability to acquire ownership of existing wind farms that fit our distributed generation model and the size range of products that we typically develop.  We intend to raise funds to purchase such wind and related assets through the selling of preferred stock in Juhl Renewable Assets in order to fund our strategic acquisition operations.  This may avoid delays and difficulties of obtaining financing from traditional lending sources and continue to provide access to financing.

Another opportunity for growth in 2014 is the field maintenance services provided by Juhl Tower Services, a wholly-owned subsidiary of Juhl Energy Services. Juhl Tower Services has entered into agreements to perform implementation and maintenance activities of cellular communication towers. Juhl Tower Services has acquired assets necessary to perform such services and has engaged crew leaders and operations personnel with substantial industry experience in servicing cellular equipment.  Coupled with Juhl Energy Services’ existing staff of service providers trained for working safely at height, Juhl Tower Services began receiving work orders in March 2013 and started recording profitable revenue from this subsidiary in the second quarter of 2013.

Vision Transaction

Effective February 18, 2014, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Vision Opportunity Master Fund, Ltd. (“Vision”), whereby the Company agreed to purchase 10,398,750 shares of Preferred Stock of the Company held by Vision (consisting of 4,560,000 shares of Series A Preferred Stock and 5,838,750 shares of Series B Preferred Stock) (the “Purchased Securities”) for a total purchase price of approximately $2,184,000 (the “Purchase Price”). As payment for the Purchase Price, the Company agreed to the following: (i) pay a non-refundable $40,000 deposit to Vision on date of execution of the Purchase Agreement; (ii) pay a non-refundable payment of $40,000 on or before March 15, 2014; and (iii) issue Seller an amortizing promissory note on April 1, 2014, with a principal sum of approximately $2,104,000 for the remaining balance of the Purchase Price, with an interest rate of 8% and a maturity date of May 1, 2015 (the “Note”). The Purchase Price was satisfied and the conditions were met, and the transaction closed on April 1, 2014.

As part of the Purchase Agreement, Vision agreed to the following: (i) waiver of dividends due on its Series A Preferred due on April 1, 2014 on the closing date of the Purchase Agreement, (ii) issuance of a proxy to Company to vote on matters submitted to holders of the Company’s Series A Preferred and Series B Preferred Stock until April 1, 2014, and (iii) entry into a Lock Up Agreement to restrict its sale of 2,288,898 shares of common stock of the Company during the periods provided therein. As part of the Purchase Agreement, the Company agreed to commence the process to conduct a rights offering to sell shares of its common stock to existing shareholders, and a portion of the proceeds from such offering will be paid to Vision for payment on the Note as is set forth therein.

The foregoing description of the Purchase Agreement is qualified in its entirety by reference to the full text of the Purchase Agreement, a form of which is included as Exhibit 10.12, and is incorporated herein in its entirety by reference.

By removing our primary institutional investor pursuant to the structure described above, we believe that Juhl Energy will now be able to diversify the previous holdings of this institutional investor. Further, the Purchase Agreement (as described above), allows us to recapture the stock long-held by Vision, to clear ownership concentration. Further, when the Purchase Agreement is completed, Juhl Energy’s capital structure will be simplified by eliminating a majority of the preferred stock and removing the current quarterly dividend expense that has accompanied the preferred equity held by Vision.

Net Cash – Operating Activities

Net cash used in operating activities increased by approximately $225,000, from the net cash used in operating activities of approximately $644,000 for the year ended December 31, 2012 to net cash used in operating activities of approximately $869,000 for the year ended December 31, 2013.

The net cash used in operating activities of approximately $869,000 is primarily due to the cash used for working capital and funding operations of the Juhl Tower Services business start-up, and management of accounts payable payments with account receivable collections on the wind farm project occurring around year-end. We will continue to manage operating expenses for cash flow control as we seek to diversify our revenue base.

Net Cash – Investing Activities

Net cash from investing activities decreased by approximately $5,776,000, from the net cash provided by investing activities of approximately $5,222,000 for the year ended December 31, 2012 to net cash used in investing activities of approximately $554,000 for the year ended December 31, 2013. The change is primarily attributable to the receipt of U.S. Treasury Section 1603 cash grant in the amount of approximately $6,284,000 in 2012, net of $855,000 receipts in 2012 and 2013 for matured short-term investments, and cash payments of $736,000 and $1,000,000 made in the current and prior periods, respectively, for the PEC acquisition. Our investments in pre-construction wind farm development costs are relatively flat across 2012 and 2013. Property and equipment additions increased in 2013 primarily as a result of the start-up of Juhl Tower Services.

Net Cash – Financing Activities

Net cash flow provided by financing activities increased by approximately $8,471,000, from the net cash flow used in financing activities of approximately $7,798,000 for the year ended December 31, 2012 to net cash provided by financing activities of approximately $673,000 for the year ended December 31, 2013.

The increase in cash provided by financing activities is primarily attributable to the payments made to a bank and vendors out of the cash grant of approximately $6,200,000 in 2012.  In addition, there were two other offsetting factors in our financing activities: 1) cash from financing activities increased by $715,000 relating to a revolving note payable in the engineering consulting and tower services business to assist in managing working capital requirements; and 2) proceeds from the sale of Juhl Renewable Asset Series A preferred stock of approximately $1,400,000 as a part of our offering to replenish balance sheet cash that had been previously used to fund the acquisition of three wind farm projects.

Impact of Inflation

We expect to be able to pass inflationary increases on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business.

Seasonality

Although our operating history is limited, we do not believe our services are seasonal except for future wind farm construction and operating revenue which may be impacted by climate in the Upper Midwest.

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

The development services fee revenue is recognized as follows:

●

Proceeds received upon the signing of a Development Services Agreement are amortized over the expected period of the development process, which is generally three years. The amortization period is re-assessed by management as new timelines are established for the project in-service date, and the amortization period is adjusted.

●

The remaining proceeds are allocated to the following deliverables based on vendor specific objective evidence (“VSOE”) (the actual selling prices of similar deliverables sold on a standalone basis) or, in the absence of VSOE, the Company best estimate of the selling price, of each item: 1) achievement of a signed Power Purchase Agreement (“PPA”) with an electrical utility, and 2) final commissioning of the wind farm turbines. Management has determined that these deliverables have stand-alone value, and the Company has established fair value of the undelivered services that are considered probable and in the control of the Company. Factors considered by the Company in determining estimated selling prices for applicable elements generally include overall economic conditions, customer demand, costs incurred by the Company to provide the deliverable, as well as the Company’s historical pricing practices. Under these arrangements, revenue associated with each delivered element is recognized in an amount equal to the lesser of the consideration initially allocated to the delivered element or the amount for which payment is not deemed contingent upon future delivery of other elements in the arrangement.

Wind Farm Management and Maintenance Services

Revenues earned from administrative, management and maintenance services agreements are recognized as the services are provided. The administrative and management services agreements call for quarterly payments in advance or arrears of services rendered based on the terms of the agreement. The administrative and management services payments in advance are carried as deferred revenue and recognized monthly as services are performed. Maintenance services are generally billed on a quarterly basis based on the terms of the underlying agreement.  Revenues from maintenance service work are recognized when services are performed.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Juhl Energy, Inc. and Subsidiaries

Pipestone, Minnesota

We have audited the accompanying consolidated balance sheets of Juhl Energy, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. Juhl Energy, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juhl Energy, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP

Certified Public Accountants

Minneapolis, Minnesota

April 5, 2014

JUHL ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	DECEMBER 31, 2013	DECEMBER 31, 2012

ASSETS

CURRENT ASSETS
Cash	$1,280,681	$2,031,039
Restricted cash	488,715	412,665
Short-term investments and accrued interest receivable	-	320,950
Short-term investments - restricted	90,005	316,891
Accounts receivable, net of allowance for doubtful accounts	3,046,678	1,305,317
Work-in-progress	518,762	527,300
Inventory	92,663	281,521
Costs and estimated profits in excess of billings	849,241	-
Other current assets	231,923	335,187
Total current assets	6,598,668	5,530,870

PROPERTY AND EQUIPMENT, Net	23,831,680	24,820,575

OTHER ASSETS
Escrow cash reserves for contractual commitments	1,288,231	1,143,005
Deferred offering and loan costs	6,843	329,624
Intangible assets	258,666	563,593
Goodwill	214,090	214,090
Project development costs and other	89,540	345,361
Total other assets	1,857,370	2,595,673

TOTAL ASSETS	$32,287,718	$32,947,118

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,499,522	$579,300
Accrued liabilities	1,305,447	908,072
Payable to former owners of acquired company	-	985,872
Deferred revenue - license arrangement and other	317,408	317,408
Current portion of notes payable	910,612	234,807
Current deferred income taxes	-	11,000
Derivative liabilities- interest rate swap	194,196	225,109
Current portion of nonrecourse debt	834,555	784,606
Total current liabilities	6,061,740	4,046,174

LONG-TERM LIABILITIES
Nonrecourse debt, net of current portion	9,032,734	9,866,504
Notes payable, net of current portion	3,123,617	2,998,668
Derivative liabilities- interest rate swap	265,804	898,400
Other long-term liabilities	553,464	-
Deferred revenue - license arrangement and 1603 Grant, net of current portion	1,967,839	2,070,128
Deferred revenue - power purchase contract	4,058,924	3,881,870
Deferred income taxes	42,000	31,000
Total long-term liabilities	19,044,382	19,746,570

REDEEMABLE PREFERRED MEMBERSHIP INTERESTS	2,518,450	2,518,450

REDEEMABLE CUMULATIVE PREFERRED STOCK OF SUBSIDIARY	1,580,000	180,000

STOCKHOLDERS' EQUITY
Controlling interest in equity:
Preferred Stock, 20,000,000 shares authorized
Series A convertible preferred stock - $.0001 par value, 4,820,000 issued and outstanding as of December 31, 2013, and 2012 (liquidation preference of $5,836,000 and $5,883,000 at December 31, 2013, and 2012, respectively)	2,569,683	2,527,731
Series B convertible preferred stock - $.0001 par value, 5,966,792 issued and outstanding at December 31, 2013 and December 31, 2012	11,392,403	11,392,403
Common Stock - $.0001 par value; 100,000,000 shares authorized, 24,449,626 and 23,155,146 issued and 24,260,022 and 22,965,542 outstanding December 31, 2013 and 2012, respectively	2,445	2,316
Additional paid-in capital	9,348,324	9,341,235
Treasury stock, 189,604 shares held by the Company at December 31, 2013 and December 31, 2012	(218,965)	(218,965)
Accumulated deficit	(21,421,071)	(17,778,255)
Total equity attributable to Juhl Energy, Inc.	1,672,819	5,266,465
Noncontrolling interest in equity	1,410,327	1,189,459
Total stockholders' equity	3,083,146	6,455,924

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,287,718	$32,947,118

The accompanying notes are an integral part of these consolidated statements.

The following table presents information on assets and liabilities related to a VIE that is consolidated by the Company at December 31, 2013 and December 31, 2012. The difference between total VIE assets and liabilities represents the Company's interests in those entities, which were eliminated in consolidation.

	DECEMBER 31, 2013	DECEMBER 31, 2012

Cash	$119,734	$44,970
Restricted cash	374,443	330,633
Accounts receivable and other current assets	221,955	231,423
Property and equipment, net	15,003,771	15,669,942
All other assets	800,000	700,000
Total assets	$16,519,903	$16,976,968

Accounts payable and accrued expenses	$403,533	$424,270
Derivative liabilities	460,000	1,123,509
Deferred revenue- power purchase contract	30,597	16,622
Nonrecourse debt	9,177,788	9,681,758
Total liabilities	$10,071,918	$11,246,159

The assets of the consolidated VIE are used to settle the liabilities of those entities. Liabilities are nonrecourse to the general credit of the Company.

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013		2012

REVENUE	$15,101,281	100.0%	$8,130,749	100.0%

COST OF GOODS SOLD	12,340,975	81.7	5,017,333	61.7

GROSS PROFIT	2,760,306	18.3	3,113,416	38.3

OPERATING EXPENSES
General and administrative expenses	2,738,038	18.1	2,357,209	29.0
Payroll and employee benefits	2,546,232	16.9	1,901,081	23.4
Wind farm administration expenses	357,762	2.3	395,732	4.9
Total operating expenses	5,642,032	37.3	4,654,022	57.3

OPERATING INCOME (LOSS)	(2,881,726)	(19.0)	(1,540,606)	(19.0)

OTHER INCOME (EXPENSE)
Interest and dividend income	3,061	0.0	17,429	0.2
Interest expense	(831,191)	(5.5)	(911,534)	(11.2)
Gain (Loss) on fair value of interest rate swap	663,509	4.4	(111,010)	(1.4)
Loss on equity investment	-	0.0	(400,000)	(4.9)
Total other expense, net	(164,621)	(1.1)	(1,405,115)	(17.3)

INCOME (LOSS) BEFORE INCOME TAXES	(3,046,347)	(20.1)	(2,945,721)	(36.3)

INCOME TAX BENEFIT (EXPENSE)	-	0.0	-	0.0

NET INCOME (LOSS)	(3,046,347)	(20.1)	(2,945,721)	(36.3)

LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	222,618	1.5	(130,369)	(1.6)

NET INCOME (LOSS) ATTRIBUABLE TO JUHL ENERGY, INC.	$(3,268,965)	(21.6)%	$(2,815,352)	(34.7)%

PREFERRED DIVIDENDS	760,145		710,440

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,029,110)		$(3,525,792)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	23,513,996		22,474,217

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$(0.17)		$(0.16)

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Additional Paid-In	Treasury	Accumulated	Total Stockholders' Equity-	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Juhl Energy	Interest	Equity

BALANCE -December 31, 2011	22,059,803	$2,206	4,820,000	$2,527,731	5,966,792	$11,392,403	$8,550,435	$(218,965)	$(14,644,489)	$7,609,321	$1,321,328	$8,930,649

Net income (loss)	-	-	-	-	-	-	-	-	(2,815,352)	(2,815,352)	(130,369)	(2,945,721)

Stock-based compensation	-	-	-	-	-	-	161,511	-	-	161,511		161,511

Series A preferred stock dividend paid in common stock	688,011	69	-	(392,026)	-	-	391,957	-	-	-	-	-

Series A Preferred dividends	-	-	-	392,026	-	-	(392,026)	-	-	-	-	-

Dividends on subsidiary preferred stock paid in cash	-	-	-	-	-	-	-	-	(16,200)	(16,200)	-	(16,200)

Common stock issued as commitment shares on an equity line facility	407,332	41	-	-	-	-	244,358	-	-	244,399	-	244,399

Contingent issuance of common stock for PEC acquisition	-	-	-	-	-	-	385,000	-	-	385,000	-	385,000

Dividends paid on preferred membership interests in wind farms and other distributions	-	-	-	-	-	-	-	-	(302,214)	(302,214)	(1,500)	(303,714)

BALANCE -December 31, 2012	23,155,146	$2,316	4,820,000	$2,527,731	5,966,792	$11,392,403	$9,341,235	$(218,965)	$(17,778,255)	$5,266,465	$1,189,459	$6,455,924

Net income (loss)	-	-	-	-	-	-	-	-	(3,268,965)	(3,268,965)	222,618	(3,046,347)

Stock-based compensation	-	-	-	-	-	-	42,335	-	-	42,335	-	42,335

Series A preferred stock dividend paid in common stock	769,642	77	-	(297,729)	-	-	297,652	-	-	-	-	-

Series A preferred stock dividend paid in cash	-	-	-		-	-	(88,565)	-	-	(88,565)	-	(88,565)

Series A Preferred dividends	-	-	-	339,681	-	-	(339,681)	-	-	-	-	-

Issuance of common stock	524,838	52	-	-	-	-	95,348	-	-	95,400	-	95,400

Dividends on subsidiary preferred stock paid in cash	-	-	-	-	-	-	-	-	(71,637)	(71,637)	-	(71,637)

Dividends paid on preferred membership interests in wind farms and other distributions	-	-	-	-	-	-	-	-	(302,214)	(302,214)	(1,750)	(303,964)

BALANCE -December 31, 2013	24,449,626	$2,445	4,820,000	$2,569,683	5,966,792	$11,392,403	$9,348,324	$(218,965)	$(21,421,071)	$1,672,819	$1,410,327	$3,083,146

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,046,347)	$(2,945,721)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,585,468	1,473,027
Loss on equity investment	-	400,000
Impairment of inventory	172,200	-
Stock-based compensation	42,335	161,511
Increase in allowance for doubtful accounts	17,680	40,000
Impairment of deferred issuance costs	244,399	-
(Gain) loss on fair value of interest rate swap	(429,413)	339,937
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,764,241)	1,549,366
Work-in-progress	8,538	67,548
Inventory	16,658	(10,648)
Costs and estimated earnings in excess of billings	(849,241)	-
Other current assets	385,459	464,683
Accounts payable	1,995,622	(1,482,482)
Promissory notes payable	154,499	154,906
Accrued expenses	71,821	(227,432)
Income taxes payable	-	(90,000)
Deferred income taxes	-	(7,000)
Derivative instruments - interest rate swap	(234,096)	(228,927)
Deferred revenue	131,303	(268,374)
Other long-term liabilities	553,464	-
Other	75,000	(34,140)
Net cash used in operating activities	(868,892)	(643,746)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from short-term investments	547,836	309,355
Proceeds from cash grant	-	6,284,476
Cash paid for business acquisition, net of cash acquired	(735,872)	(1,000,000)
Payment for investment	-	(120,000)
Payments for project development costs, net of reimbursements	(26,374)	(54,022)
Payments for property and equipment	(339,602)	(197,784)
Net cash provided by (used in) investing activities	(554,012)	5,222,025

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	(76,050)	(76,872)
Escrow deposits related to long-term debt, net	(145,226)	(242,135)
Proceeds from sale of common stock	20,000	-
Cash dividends paid	(388,612)	(345,099)
Proceeds from sale of preferred stock of subsidiary	1,400,000	-
Payments for deferred offering costs	-	(75,000)
Proceeds from notes payable	715,963	-
Principal payments on bank notes payable	(853,529)	(3,466,509)
Payments of accounts payable and promissory notes payable related to property and equipment	-	(3,592,773)
Net cash provided by (used in) financing activities	672,546	(7,798,388)

NET INCREASE (DECREASE) IN CASH	(750,358)	(3,220,109)

CASH BEGINNING OF THE PERIOD	2,031,039	5,251,148

CASH END OF THE PERIOD	$1,280,681	$2,031,039

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$687,360	$739,817

NONCASH INVESTING AND FINANCING ACTIVITIES
Series A preferred stock dividend paid with common stock	$297,652	$392,026
Issuance of common stock for equity line commitment	$-	$244,399
Contingent issuance of common stock for PEC acquisition	$-	$385,000
Issuance of common stock through reduction in accounts payable	$75,400	$-
Accrued dividend on redeemable preferred membership interests	$75,554	$-
Series A preferred stock dividend in accrued expenses	$51,929	$98,542

The accompanying notes are an integral part of these consolidated financial statements.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

1.            ORGANIZATION

Effective January 2, 2013, Juhl Wind, Inc. changed its corporate name to Juhl Energy, Inc.

Juhl Energy, Inc. (“Juhl Energy” or “the Company”) conducts business under the following subsidiaries, Juhl Energy Services, Inc. (“JES”), Juhl Energy Development, Inc. (“JEDI”), Juhl Renewable Assets, Inc. (“JRA”), Next Generation Power Systems, Inc. (“NextGen”), Juhl Renewable Energy Systems, Inc. (“JRES”), Power Engineers Collaborative, LLC (“PEC”), Juhl Tower Services, Inc. (“JTS”) (which is a wholly-owned subsidiary of JES) and ownership and operational duties over the following three operating wind farms: Woodstock Hills LLC (“Woodstock Hills”), Winona County Wind (“Winona”) and Valley View Transmission, LLC (“Valley View”). All intercompany balances and transactions are eliminated in consolidation.

Juhl Energy is an established leader in the renewable energy industry with a focus on community-based wind power development and ownership of clean energy assets throughout the United States and Canada. In addition, the Company provides engineering, asset management and maintenance services to the utility and telecommunication industries.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recognition; realizability of accounts receivable; determination of the primary beneficiary of a variable interest entity; the assumptions used in the impairment analysis of long-lived assets and goodwill; valuation of deferred tax assets, deferred power purchase contract revenue, stock-based compensation and warrants, asset retirement obligations, derivative instruments, assumptions used in the computation of contingent liability, and other contingencies. It is at least reasonably possible that these estimates will change in the future. Actual amounts may differ from these estimates, and such differences may be material to the consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, the Company consolidates any variable interest entity, or VIE, of which it is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance, and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company has determined that it is the primary beneficiary of a VIE—refer to Note 20, Variable Interest Entities. The Company evaluates its relationships with the VIE on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Non-controlling interests in the equity of the Company’s subsidiaries are shown separately in the equity section of the consolidated balance sheets.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

RESTRICTED CASH AND ESCROW RESERVES

Restricted cash and escrow reserves for lenders include deposits held in bank accounts under the control by the lender or the power purchaser for which the use of funds, as required by financing agreements, is restricted to meet specific project obligations and debt service requirements. Restricted cash may be distributable to the Company only upon written request of the lender and normally only at certain times of the year (usually coinciding with a debt service payment date) and provided that debt service covenants are in compliance.

SHORT TERM INVESTMENTS

Short-term investments included certificates of deposits maintained at various financial institutions. The certificates held for investment purposes through their maturity dates that occurred at various times during the previous 12 months.  At December 31, 2013 and 2012, the Company’s short-term investments totaled approximately $0 and $321,000, respectively, which includes accrued interest receivable.

RESTRICTED SHORT TERM INVESTMENTS

Restricted short-term investments include certificates of deposits maintained at various financial institutions and totaled approximately $90,000 and $317,000 at December 31, 2013 and 2012, respectively. These restricted investments include accrued interest receivable. The certificates are intended to be held for investment purposes through their maturity dates that occur at various times throughout the next twelve months.  These investments are classified as restricted as they are being held as collateral against a note payable to a bank.

ACCOUNTS RECEIVABLE

Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Trade accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts receivable also includes unbilled amounts for maintenance and development services activities performed in the period for which an invoice to the respective customers are issued subsequent to the reporting date. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts. Based on historical experience, and its evaluation of the current status of receivables, the Company has recorded an allowance of approximately $58,000 and $40,000 at December 31, 2013 and 2012, respectively.

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

INVENTORY

Inventory consists primarily of parts and materials relating to the production of small scale wind turbines and large scale turbines purchased for, but not yet allocated to, various construction projects, are stated at the lower of cost (determined by the first-in, first-out method) or market value.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

LONG-LIVED ASSETS

Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals. The Company did not record any impairment charges on long-lived assets during the years ended December 31, 2013 or 2012.

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

The Company reviews reporting units for possible goodwill impairment by comparing the fair values of each of the reporting units to the carrying value of their respective net assets. If the fair values exceed the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. No impairment was recorded for the year ended December 31, 2013 or 2012.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our consolidated balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the years ended December 31, 2013 and 2012 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company has an interest rate swap agreement that effectively converts 75% of the borrowings on its long-term debt from a variable interest rate to a fixed interest rate. The fair value of the interest rate swap liability is recorded in the consolidated balance sheets, and changes in fair value of the interest rate swap agreement are recognized as other income (expense) in the consolidated statements of operations. Further information related to the interest rate swap is discussed in Note 13.

REVENUE RECOGNITION

Turbine Sales and Services

Turbine sales occur from small scale wind turbines that are internally re-manufactured and sold by the Company. Revenue from the sale of small scale wind turbines are recognized upon shipment to the customer as transfer of ownership, and risk of loss have been transferred to the customer. Deposits received from customers are included as deferred revenue until shipment occurs.

Turbine services include time-and-material arrangements related to existing installations of wind turbine equipment. Revenue is recognized upon completion of the maintenance services.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Licensing Revenue

Revenues earned from licensing agreements are amortized using the straight-line method over the term of the agreement.

Engineering consulting services

Revenues are primarily generated from professional services provided to clients and are based on either hours of service performed or on a fixed-fee basis. Revenues are accrued through the reporting date for services performed. Services are billable to customers based on terms of the underlying contract and amounts that are not yet billable at the reporting date are included in work-in-progress in the accompanying consolidated financial statements.

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

The development services fee revenue is recognized as follows:

●

Proceeds received upon the signing of a Development Services Agreement are amortized over the expected period of the development process, which is generally three years. The amortization period is re-assessed by management as new timelines are established for the project in-service date, and the amortization period is adjusted.

●

The remaining proceeds are allocated to the following deliverables based on vendor specific objective evidence (“VSOE”) (the actual selling prices of similar deliverables sold on a standalone basis) or, in the absence of VSOE, the Company best estimate of the selling price, of each item: 1) achievement of a signed Power Purchase Agreement (“PPA”) with an electrical utility, and 2) final commissioning of the wind farm turbines. Management has determined that these deliverables have stand-alone value, and the Company has established fair value of the undelivered services that are considered probable and in the control of the Company. Factors considered by the Company in determining estimated selling prices for applicable elements generally include overall economic conditions, customer demand, costs incurred by the Company to provide the deliverable, as well as the Company’s historical pricing practices. Under these arrangements, revenue associated with each delivered element is recognized in an amount equal to the lesser of the consideration initially allocated to the delivered element or the amount for which payment is not deemed contingent upon future delivery of other elements in the arrangement.

Wind Farm Management and Maintenance Services

Revenues earned from administrative, management and maintenance services agreements are recognized as the services are provided. The administrative and management services agreements generally call for quarterly payments in advance or arrears of services rendered based on the terms of the agreement. The administrative and management services payments received in advance are carried as deferred revenue and recognized monthly as services are performed. Wind farm maintenance services are generally billed on a quarterly basis based on the terms of underlying agreement. Revenues from wind farm maintenance services work are recognized when services are performed.

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

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the reporting period. All unbilled receivables as of December 31, 2013 are expected to be billed and collected within twelve months.

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

The asset “Costs and estimated profits in excess of billings” represents revenues recognized in excess of amounts billed which management estimates will be billed and collected within the next twelve months. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. Costs and estimated earnings in excess of billings on uncompleted contracts are amounts considered recoverable from customers based on different measures of performance, including achievement of specific milestones, or at the completion of the contract.

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

The Woodstock Hills wind farm is credited with producing Renewable Energy Credits (REC’s). These have a market value, and are occasionally sold on the open market. The proceeds are recorded as revenue at the time of the sale.

EARNINGS (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income (loss) by the weighted average number of shares and share equivalents outstanding during the period. For the years ended December 31, 2013 and 2012, the Company had no share equivalents outstanding relating to outstanding stock options and warrants because their respective exercise prices were greater than the average closing market price of the Company’s common stock. In addition, due to losses reported, share equivalents would have an antidilutive effect, which also excludes them from the presentation of diluted net income per share.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

INCOME TAXES

Deferred income taxes are provided for timing differences between financial statements and income tax reporting, primarily from the use of accelerated depreciation methods for income tax purposes, stock-based compensation, prepaid expenses, accrued liabilities, deferred revenue and net operating losses that are available to offset future taxable income.  The measurement of deferred tax assets and liabilities is based on provisions of the benefits and liabilities when realization of the tax position is uncertain. The first step is to determine whether the tax positions meet the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2010.  The Company's policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of December 31, 2013 or 2012 and such uncertain tax positions as of each date are insignificant.

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

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Liquidation Rights of Series A

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, including a merger or consolidation of the Company with or into another company, or any transfer, sale or lease by us of substantially all of the assets, the holders of Series A will be entitled to receive out of the assets available for distribution to stockholders, before any distribution is made to holders of common stock or any other series of the preferred stock, liquidating distributions in an amount equal to $1.20 per share, plus accrued but unpaid dividends, which totaled $5,836,000 and $5,883,000 including dividends accrued of approximately $52,000 and $99,000 at December 31, 2013 and 2012, respectively.

Redemption Rights of Series A

Series A contains no redemption rights and is considered a perpetual preferred stock.

Dividends Rights of Series A

Series A are entitled to receive dividends at a rate of 8% per year, payable quarterly in arrears in cash or shares of common stock. The Company has accrued dividends to Series A totaling approximately $52,000 and $99,000 at December 31, 2013 and 2012, respectively. Subsequent to year end, the dividend at December 31, 2013 was partially reduced by written agreement with one of the stockholders, as noted in Note 27.

Certain Covenant Rights and Registration Rights of Series A

Series A contains certain negative covenants, such as a limitation on indebtedness, a limitation on increases in executive compensation, an incentive compensation plan not to exceed 10% of the outstanding common equivalent shares, and restrictions on mergers, acquisitions and other fundamental transactions, without the prior written consent of a majority of the holders of Series A, and certain other affirmative covenants. All covenants expire if Series A position held by its majority original investor falls below 20% of the original Series A position held by it immediately following the closing of the original offering. The Company is also required to issue registered common shares upon conversion of Series A and exercise of the Class A, Class B and Class C warrants. If the underlying shares are not registered as required in the Series A offering document, the Company would be required to pay liquidated damages of 2% of the original purchase price per each 30 day period or part thereof for any registration default up to a maximum of 12%.

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

Voting Rights of Series B

Holders of Series B are not entitled to vote their shares with the holders of our common stock, except for certain extraordinary corporate transactions, in which case they vote as a separate class. Holders of Series B also have any voting rights to which they are entitled by Delaware law.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Liquidation Rights of Series B

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of our company, the holders of Series B will be entitled to receive out of our assets available for distribution to stockholders, a pro rata liquidating distribution on a pari passu basis with holders of the Company’s common stock based on the number of shares convertible from the then outstanding Series B shares.  Liquidation does not include a change in control transaction or a merger or consolidation of the Company, any sale of all or substantially all of its assets in one transaction or series of related transactions, or any tender offer or exchange offer to which the holders of common stock are permitted to tender or exchange their shares for other securities, cash or property. Liquidation rights of Series A are expressly senior to the rights of Series B.

Redemption Rights of Series B

Series B contains no redemption rights and is considered a perpetual preferred stock.

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

5.            CONCENTRATIONS

The Company derived approximately 55% of its revenue for the year ended December 31, 2013 from three customers primarily as a result of development and construction revenue, engineering consulting services and electricity sales. The Company derived approximately 49% of its revenue for the year ended December 31, 2012 from two customers primarily as a result of electricity sales and engineering consulting services. At December 31, 2013 and 2012, 64% and 48% of the Company's accounts receivable were due from two and three customers, respectively.

6.            LIQUIDITY

During 2012 and 2013, the Company incurred losses from operations and experienced negative cash flows from operating activities. This is primarily attributable to the highly cyclical nature of the wind farm development and construction aspects of our business model, which is subject to risks and uncertainties surrounding project timing, financing and legislated energy policy. The Company has worked to stabilize its operations by diversifying its business model with recurring revenue and profit streams in order to offset or minimize the fluctuations in our wind farm development and construction operating activities. Based upon current operating levels and obligations, the Company plans to achieve profitability improvement in the Company’s Energy and Telecommunications Services and Renewable Power Plant Ownership business segments that were added or expanded since October 2011, and efforts in 2013 to provide recurring profitable revenue streams from tower maintenance contract services.

During 2013, the Company augmented its current working capital through a private sale of 1,400,000 shares of Series A preferred stock of its subsidiary, Juhl Renewable Assets, which raised approximately $1.4 million in order to replenish a portion of the approximate $2.4 million of cash funds that were previously invested into three wind farm projects from internal operations and is raising additional preferred stock in 2014. We believe that funds generated from existing contractual agreements, together with existing cash resources and expense management, will be sufficient to finance our operations and planned capital expenditures and sustain operations for the next twelve months. Our future profitability will be highly dependent on the success of our towers business, our ability to develop and construct wind projects, and to continue to improve our operating margins. If the Company is unable generate positive cash flows from the operating, investing, and financing activities discussed above, the Company may be required to perform other cost saving procedures. We are also planning additional capital raises through additional preferred stock and common stock sales. There can be no assurance that these capital raises will be successful.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

7.             ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31, 2013	December 31, 2012
Accounts receivable	$2,882,744	$1,345,317
Unbilled receivables	202,250	-
Other receivables	19,364	-
Allowance for doubtful accounts	(57,680)	(40,000)
Total	$3,046,678	$1,305,317

8.            PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2013	December 31, 2012
Land and improvements	$82,958	$82,958
Building and improvements	292,690	292,690
Equipment, including vehicles	775,420	502,908
Turbines and improvements	25,817,228	25,667,243
Construction in process	7,626	120,707
Subtotal	26,975,922	26,666,506
Less accumulated depreciation	(3,144,242)	(1,845,931)
Total	$23,831,680	$24,820,575

Depreciation expense, including amounts for grant liability amortization, was approximately $1,280,000 and $1,239,000 for the years ended December 31, 2013 and 2012, respectively.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

9.            INTANGIBLE ASSETS

A summary of intangible assets as of December 31, 2013 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Customer relationships	$110,000	$(36,667)	$73,333	5
Noncompete agreements	278,000	(92,667)	185,333	5
Contract backlog	409,189	(409,189)	-	1.5
Total	$797,189	$(538,523)	$258,666	3.2

A summary of intangible assets as of December 31, 2012 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Customer relationships	$110,000	$(14,667)	$95,333	5
Noncompete agreements	278,000	(37,067)	240,933	5
Contract backlog	409,189	(181,862)	227,327	1.5
Total	$797,189	$(233,596)	$563,593	3.2

Approximate aggregate amortization expense for each of the next five years is as follows:

For the period ended December 31,

2014	77,600
2015	77,600
2016	77,600
2017	25,866

Amortization expense, including amounts for deferred loan costs, for the years ended December 31, 2013, and 2012 was approximately $305,000 and $234,000, respectively.

10.          INCOME TAXES

The Company files a consolidated tax return inclusive of each of its wholly-owned subsidiaries, JES, JEDI, JRA, JRES, PEC, JTS and NextGen.

The Company has recorded deferred tax assets and liabilities arising from the anticipated timing differences recorded in the consolidated financial statements and income tax returns for various accrued expenses, accounting methods used in computing depreciation and revenue recognition and benefits from net operating loss carryforwards.

The income tax provision (benefit) for the years ended December 31, 2013 and 2012 consists of the following components:

	2013	2012
Current	$-	$7,000
Deferred	(1,526,000)	(1,154,000)
Change in valuation allowance	1,526,000	1,147,000
Total income tax provision (benefit)	$-	$-

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

The components of the deferred income tax asset and liability as of December 31, 2013 and December 31, 2012 are as follows:

	2013	2012
Current deferred income tax asset:
Accrued vacation and compensation	$14,000	$19,000
Reserves for warranty and other	54,000	57,000
Net operating loss carryforward/tax credits	284,000	-
Total	$352,000	$76,000

Non-current deferred income tax asset:
Stock-based compensation expense	$904,000	$882,000
Deferred revenue/other	1,101,000	835,000
Net operating loss carryforward/tax credits	3,226,000	2,430,000
1603 cash grant basis	516,000	539,000
State depreciation adjustments	639,000	464,000
Accrued expenses	256,000	-
Less valuation allowance	(3,492,000)	(1,965,000)
Total	$3,150,000	$3,185,000

Current deferred income tax liability:
Completed contract accounting	$305,000	$-
Prepaid expenses	47,000	87,000
Total	$352,000	$87,000

Non-current deferred income tax liability
Deferred revenue	58,000	-
Depreciation	$3,134,000	$3,216,000
Total	$3,192,000	$3,216,000

Deferred income taxes are presented on the consolidated balance sheets under the following captions at December 31, 2013 and 2012:

	2013	2012
Net current assets	$-	$-
Net current liabilities	-	(11,000)
Net non-current assets	-	-
Net non-current liabilities	(42,000)	(31,000)
Total	$(42,000)	$(42,000)

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2013 and 2012, a valuation allowance of $3,492,000 and $1,965,000, respectively, has been recognized for deferred tax assets, primarily for deferred revenue/other, stock-based compensation, and net operating losses.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the twelve months ended December 31, 2013 and 2012:

	2013		2012
Statutory tax rate	$(1,036,000)	34.0%	$(1,001,000)	34.0%
States taxes, net of federal benefit	(183,000)	6.0	(177,000)	6.0
Nondeductible income/expenses	(313,000)	10.3	54,000	(1.9)
Other, net	5,000	(0.2)	(23,000)	0.8
Increase in valuation allowance	1,527,000	(50.1)	1,147,000	(38.9)
	$-	-%	$-	-%

The nondeductible income/expense item is predominately comprised of the tax effect of including the income from the VIE entity in the consolidated net income (loss) of the Company.  A portion of the income from the VIE is not taxed within the U.S. consolidated tax return of the Company, and therefore, the tax effect of this income must be reconciled above.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

11.          NOTES PAYABLE

Notes payable consists of the following:

	December 31, 2013	December 31, 2012

Note payable to a turbine supplier, including interest at 6%, payable solely through 95% of net cash flows from a wind project; secured by Company’s first secured rights arising out of its Development and Construction Services Agreement with the underlying project. The note payable has been classified as long-term based on estimated payments from project cash flows. Increases in amounts represent accrued interest. See Note 27 for legal proceedings with this supplier.	$3,068,595	$2,914,095

Note payable to a bank with revolving draw feature; $600,000 maximum loan amount subject to borrowing base consisting of 80% of eligible accounts receivable; interest at the Wall Street Journal prime rate plus 2.25% (5.5% at December 31, 2013); due December 2014, interest payable monthly; collateralized by all assets of PEC; guaranteed by Juhl Energy.	330,000	-

Note payable to a bank with revolving draw feature; $500,000 maximum loan amount subject to borrowing base consisting of 80% of eligible accounts receivable; interest at the Wall Street Journal prime rate plus 2.25% (5.5% at December 31, 2013); due June 2014, interest payable monthly; collateralized by all assets of JTS; guaranteed by Juhl Energy	385,963	-

Note payable to bank, interest payable monthly at 4.75%, collateralized by certificates of deposit, refinanced in December 2013 into the notes below.	-	319,380

Note payable to bank, due December 2018, with interest at 5.75%; payable in monthly installments of $1,354, and balloon payment of $123,000 at maturity collateralized by land and building, rights to payment under leases, and guaranteed by Juhl Energy.	162,000	-

Note payable to bank, due December 2018, with interest at 4.75%; payable in monthly installments of $1,354, collateralized by restricted short term investments.	87,671	-
Total Notes Payable	4,034,229	3,233,475
Less current portion	(910,612)	(234,807)
Long-term portion	$3,123,617	$2,998,668

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

The future minimum principal payments of notes payable are as follows:

For the Year ended December 31,

2014	$910,612
2015	196,228
2016	196,968
2017	176,940
2018	289,836
Thereafter	2,263,645
Total	$4,034,229

At December 31, 2013, and as of the date of this filing, we were not in compliance with certain debt covenants with respect to the revolving note agreement for JTS and as such, the note is subject to a payoff demand by the lender. The non-compliance has no impact on the classification of the note as it is recorded as a current liability. The note is also subject to a parent guarantee. The Company will pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments or refinancing debt with other financial institutions. There can be no assurance that debt covenant waivers or amendments would be obtained, if needed, or that the debt could be refinanced with other financial institutions on favorable terms.

12.          NONRECOURSE DEBT

Nonrecourse debt obligations consist of the following:

	December 31, 2013	December 31, 2012
Note payable to bank, due January 2016, with interest at 5.5%; payable in quarterly installments of $82,031, collateralized by Woodstock Hills assets including turbines and improvements, rights to payment under leases and the power purchase contract.	$689,501	$969,352

Note payable to bank, due in April 2026, payable in semi-annual payments of principal and interest. Interest rate floats at 6-month LIBOR plus 3.25% totaling approximately 3.60% and 3.79% at December 31, 2013 and 2012, respectively, with 75% of the loan balance subject to an interest rate swap arrangement, which fixes this portion of the debt at approximately 6.96% at both December 31, 2013 and 2012; collateralized by all Valley View wind farm project assets; see Note 13 and Note 28 for interest rate swap disclosure.	9,177,788	9,681,758
Total nonrecourse debt	9,867,289	10,651,110
Less current portion	(834,555)	(784,606)
Long-term portion	$9,032,734	$9,866,504

The future minimum principal payments of the nonrecourse debt are as follows:

For the period ended December 31,

2014	$834,555
2015	888,267
2016	632,929
2017	569,060
2018	605,310
Thereafter	6,337,168
Total	$9,867,289

In conjunction with the Woodstock Hills nonrecourse bank note, a maintenance and repair reserve of $250,000 is required to be maintained. During December 2013, the maintenance reserve was utilized for a $150,000 maintenance project. The bank is permitting this reserve to be funded at $8,500 per quarter until 2016 at which time the reserve must be fully funded. The balance of the cash reserve is approximately $100,000 at December 31, 2013 and is included in long-term assets under the caption Escrow Cash Reserves for Contractual Commitments.

This credit facility includes a standby letter of credit in an amount of $750,000 pursuant to a security fund provision in the PPA. Substantially all assets and contract rights of the Valley View wind farm are pledged as security under the Financing Agreement. The Financing Agreement carries a two-year guarantee by the turbine supplier that the project will maintain a certain debt service coverage ratio. The Financing Agreement and the related mortgage documents contain reporting requirements and restrictive loan covenants, which require the maintenance of various financial ratios.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

In conjunction with the Valley View nonrecourse bank note, maintenance and debt service cash reserves of $150,000 and $450,000, respectively, are required to be maintained. These required reserves of $600,000 were deposited into escrow accounts held by the lender at the time of the term loan closing. The amounts are included under the caption Escrowed Cash Reserves for Contractual Commitments.

13.          DERIVATIVE FINANCIAL INSTRUMENT INTEREST RATE SWAP

The Company has an interest rate swap agreement with an initial notional amount of $7,700,000 to effectively convert those borrowings under its long-term debt arrangement from a variable interest rate to a fixed interest rate of approximately 6.96% during its 15-year term. The notional amount of the interest rate swap agreement obligation totaled approximately $6,883,000 and $7,261,000 at December 31, 2013 and 2012, respectively. The fair value of the interest rate swap agreement obligation (See Note 14) approximated $460,000 and $1,123,509 at December 31, 2013 and 2012, respectively, and is recorded as a current and long-term liability in the balance sheet.

The following table provides details regarding the Company's derivative instruments at December 31, 2013:

Instruments	Balance Sheets Location	Assets	Liabilities
Interest rate swap	Current liabilities	$-	$194,196
Interest rate swap	Long-term liabilities	$-	$265,804

The following table provides details regarding the Company's derivative instruments at December 31, 2012:

Instruments	Balance Sheets Location	Assets	Liabilities
Interest rate swap	Current liabilities	$-	$225,109
Interest rate swap	Long-term liabilities	$-	$898,400

The following table provides details regarding the losses from the Company's derivative instruments in the consolidated statements of operations, none of which are designated as effective hedging instruments:

		Year ended December 31,
Instrument	Statement of operations location	2013	2012
Interest rate swap	Other income (expense)	$663,509	$(111,010)

As noted in Note 28, the interest rate swap was settled in March 2014 with a payment for approximately $632,000 related to the refinancing of the related loan.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

14.          FAIR VALUE

The following tables summarize the bases used to measure financial liabilities that are carried at fair value on a recurring basis in the consolidated balance sheets.

		Basis of fair value measurement
	Balance at December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Interest rate swap	$460,000	$—	$460,000	$—
Contingent payments related to sale of wind farm project	600,049	—	—	600,049
Total liabilities	$1,060,049	$—	$460,000	$600,049

		Basis of fair value measurement
	Balance at December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Interest rate swap	$1,123,509	$—	$1,123,509	$—
Total liabilities	$1,123,509	$—	$1,123,509	$—

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

Management estimates the probable term of the contingent payments related to sale of wind farm project to be 20 years, which is the term of the PPA. The interest rate used to discount the estimated royalty payments is 10.8%, which is comprised of the Company’s incremental borrowing rate of approximately 5.8% for secured positions plus a consideration of an estimated payment risk premium of 5.0% attributable to similar unsecured long-term borrowings that the Company could otherwise obtain in the marketplace.

15.          POWER PURCHASE CONTRACT LIABILITY

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

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

In accordance with our revenue recognition policy in Note 2, revenue levelization is used to recognize revenue from the electricity sales of Woodstock Hills. Revenue deferred under this levelization calculation for the year ended December 31, 2013 and 2012 was approximately $324,000 and $363,000, respectively.

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

The Company has recorded the following liabilities in its consolidated financial statements in relation to the PPA:

	December 31, 2013	December 31, 2012
Rate levelization adjustment	$918,183	$594,234
Unfavorable contract liabilities	3,271,015	3,431,884
Total	$4,189,198	$4,026,118

The PPA requires Woodstock Hills to provide security to NSP in the form of a letter of credit for the decommissioning, front-loaded rates and overall agreement compliance. At December 31, 2013, Woodstock has obtained letters of credit from a bank in the amounts of $500,000 and $255,000 to provide the required security to NSP for front-loaded rates and decommissioning, respectively. NSP has not exercised any of its rights to draw upon the security during the term of the PPA. The letters of credit are renewable on an annual basis.

The $500,000 letter of credit agreement requires a cash escrow to be funded over time with an initial deposit of $50,000 made in December 2010, and minimum payments of $28,125 per quarter beginning April 2012. The $255,000 line of credit agreement requires a cash escrow to be funded over time with minimum payments of $12,750 per quarter beginning April 2011. At December 31, 2013, Woodstock has escrowed approximately $388,000 in cash toward the escrow requirements. These escrowed deposits are reflected within the noncurrent asset called Escrowed Cash Reserves for Contractual Commitments.

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

In accordance with our revenue recognition policy in Note 2, revenue levelization is used to recognize revenue from the electricity sales of Valley View. Revenue deferred under this levelization calculation for the year ended December 31, 2013 and 2012 was approximately $14,000 and $16,000, respectively.

16.          STOCK-BASED COMPENSATION

The Company has an incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and any other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. As of December 31, 2013, the Company had 1,487,111 shares available for award under the plan. In October 2012, the Company’s stockholders approved the increase in the maximum shares reserved under the plan to 4,500,000 shares from 2,897,111 shares subject to further requisite approvals. As of the issuance of these consolidated financial statements, the Company has obtained all requisite approvals to increase the reserved shares to 4,500,000 under the plan.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Stock Options

The Company has granted to key employees and directors of the Company 1,410,000 options to purchase common shares under the above plan.  In addition, the Company issued an additional 500,000 stock options to a director in June 2009 outside of the plan. The outstanding stock options carry an exercise price ranging from of $.77-$2.11 per share and expire ten years from the date of grant. Grants under the plan are discretionary and typically vest over four years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For grants issued in 2012, the following Black-Scholes option-pricing model assumptions were used, underlying price of $0.77, dividend yield of 0%, expected volatility of 96%, risk-free interest rate of 0.89%, and average expected life of 6 years. Based on the pricing model, the Company expensed approximately $36,000 and $161,000 in the years ended December 31, 2013 and 2012, respectively.

A summary of the Company’s stock option plan as of December 31, 2013 and 2012 and changes during the years then ended is listed below:

	Weighted Average Exercise Price	Option Shares
Outstanding at January 1, 2013	$1.57	2,010,000
Granted		-
Exercised		-
Expired		-
Forfeited	$2.00	(100,000)
Outstanding at December 31, 2013	$1.57	1,910,000

Options exercisable at December 31, 2013	$1.60	1,778,750

Outstanding at January 1, 2012	$1.68	1,760,000
Granted	$0.77	250,000
Exercised		-
Expired		-
Forfeited		-
Outstanding at December 31, 2012	$1.57	2,010,000

Options exercisable at December 31, 2012	$1.65	1,816,250

As of December 31, 2013, there was approximately $54,000 total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of 1.2 years. There were no options granted during 2013. The weighted average fair value of options granted during 2012 was $0.53 per share. There was no intrinsic value in the options outstanding or exercisable as of December 31, 2013 or 2012, as the exercise prices were greater than the last traded price of the Company's common stock.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

The following table summarizes information for options outstanding and exercisable at December 31, 2013:

Range of Prices			Options Outstanding	Options Outstanding Weighted Avg. Remaining Contracutal Term in Years	Options Outstanding Weighted Avg. Exercise Price	Options Exercisable	Options Excercisable Weighted Avg. Exercise Price
	$.77		250,000	8	$0.77	125,000	$0.77
$1.00	–	1.15	575,000	5	1.01	568,750	1.01
$1.89	–	2.11	1,085,000	5	2.01	1,085,000	2.01
$ .77	–	2.11	1,910,000	6	$1.57	1,778,750	$1.60

Warrants

The Company has issued common stock warrants to individuals or firms for consulting and investor relations services. A summary of the warrants are as follows:

Issue date	Number of warrants	Expiration Date	Exercise Price per share
December 2009	100,000	December 2014	$1.25
September 2012	50,000	December 2015	$0.50
Total	150,000

All of the warrants are vested and allow the holder to purchase common stock at the exercise prices shown above. Warrants issued in December 2008 expired in June 2013.  To determine fair value of the warrants issued in 2012 for the purposes of measuring expense, the Company uses the Black-Scholes pricing model with the following assumptions, dividend yield of 0%, expected volatility of 110%, risk-free interest rate of .33%, and contract life of 3 years. An expense of approximately $6,000 and $1,000 was recorded for warrants to non-employees during the years ended December 31, 2013 and 2012, respectively.

17.          LICENSING ARRANGEMENT

In July 2009, NextGen entered into a non-exclusive Manufacturing License and Reseller agreement with an unrelated company. The agreement provides that NextGen will license its small turbine technology and, among other things, grants a right to manufacture units over a twenty year period. The agreement also provides for exclusive distribution rights in certain areas of the United States. Revenue is being amortized over the twenty year period. For the years ended December 31, 2013 and 2012, licensing revenue totaled approximately $50,000 and is included in revenue in the consolidated financial statements. Deferred licensing revenue of approximately $779,000 and $829,000 is included on the consolidated balance sheets in current and long-term deferred revenue as of December 31, 2013 and, 2012, respectively.

18.         BUSINESS SEGMENTS

For the year ended December 31, 2013, the Company's reportable segments were changed to better fit how we manage and view the business given changes that we have made to our internal management structure, increased efforts in the solar industry and the addition of tower maintenance services. We had also changed our segment reporting in the prior year 2012 financial statement presentation as a result of the engineering services acquisition. Under the new reportable segment structure we will continue to segment the ownership of renewable power plant ownership. The segment information presented below conforms 2012 information to the new 2013 presentation.

The Company now groups its operations into three business segments:

Renewable Energy Development	Wind, solar and cogeneration energy development, construction and related products and services.
Renewable Power Plant Ownership	Ownership and operations of consolidated wind farms or other clean energy investments.
Energy and Telecommunications Services	Business-to-business engineering consulting services, asset management, and turbine and tower maintenance services.

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

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	For the Year Ended December 31
	2013	2012
Revenue:
Renewable energy development	$3,855,229	$702,895
Renewable power plant ownership	2,913,348	3,018,433
Energy & telecommunications services	8,772,509	4,856,987
Eliminations	(439,805)	(447,566)
Total revenue	$15,101,281	$8,130,749

Income (loss) from operations:
Renewable energy development	$(138,988)	$166,156
Renewable power plant ownership	450,391	630,769
Energy & telecommunications services	(999,182)	461,393
Corporate and other	(2,193,947)	(2,798,924)
Income (loss) from operations, net	(2,881,726)	(1,540,606)
Other income (loss), net	(164,621)	(1,405,115)
Income (loss) before income taxes	$(3,046,347)	$(2,945,721)

	As of December 31, 2013	As of December 31, 2012
Total Assets:
Renewable energy development	$3,005,790	$1,231,117
Renewable power plant ownership	25,787,320	26,129,967
Energy & telecommunications services	2,979,164	2,422,205
Corporate and other	515,444	3,163,829
Total assets	$32,287,718	$32,947,118

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

19.          TRANSACTIONS WITH RELATED PARTIES

Pursuant to the limited liability company operating agreement of Woodstock Hills, the Company’s ownership percentage of cash, income, gain, loss, and deductions of 99.9% will be reduced to 20% at the time that it has received a cumulative 12% annual cash-on-cash return on its original investment of $400,000 which is not expected to occur for at least five years. The Company’s CEO, Daniel Juhl, is the sole minority interest member.

In the fourth quarter of 2013, the Company converted approximately $75,000 of payables to Common Stock. The Company issued 524,838 shares, of which 267,847 shares were issued to officers and directors, for the payables and $20,000 of cash received.

20.          COMMITMENTS AND CONTINGENCIES

Tower Maintenance Services Agreements

The Company has various master agreements with suppliers who serve the various major wireless communications carriers. Tower services are generally performed and billed on a contractually agreed price per unit on a work order basis, or on occasion, a time and materials basis. The contracts expire at various dates and may be renewed with the customer. The agreements generally contain termination provisions where a customer may terminate the agreement after providing written notice. The agreements, among other things, generally provide that the Company warranty and guarantee its workmanship for up to two years.

Asset Retirement Obligation

At the time that the turbines in the Woodstock Hills, Winona or Valley View projects are retired or upon the end of the land lease, there is an obligation to restore the underlying real estate to its original condition. This includes removal of all personal property and to some extent, the concrete foundations. The estimated fair value of this obligation is undeterminable; however, it is reasonable that the salvage value of the wind turbines would cover any expenses for restoration of the real estate.

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

●

In March 2011, the Company had guaranteed the payment obligations of Valley View Transmission to its turbine supplier under a Turbine Supply Agreement between such parties. The payments required under the Turbine Supply Agreement were met in connection with the equity raise and the Company’s guaranty in favor of the turbine supplier was terminated in 2012.

●

The Company has made certain representations and warranties with regard to indemnifications in conjunction with the funding activities of the Valley View and Grant County wind farms, including potential liabilities for Section 1603 Treasury Grant recapture or tax liabilities attributable to the period prior to the closing date.

Contingent Payment on Sale of Wind Farm Project

The Company entered into a contingent payment arrangement with a former developer of a wind farm project under which it agrees to pay the former developer a payment based on a percentage ranging from 5-15% of annual gross revenues generated over the life of the project, commencing with the commercial operation. The payments are payable quarterly. The payment stream is guaranteed by Juhl Energy.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

The following is a schedule showing the future estimated payments by year and the present value of the estimated future payments as of December 31, 2013.

Year Ending December 31,	Amount
2014	$47,000
2015	47,000
2016	47,000
2017	47,000
2018	47,000
Thereafter	1,675,000
Total minimum estimated royalty payments	1,910,000
Less: Amount representing interest	(1,309,951)
Present value of estimated royalty payments	600,049
Less current portion	(47,000)
Long-Term portion	$553,049

The current maturities are included in accrued expenses on the consolidated balance sheet and the long-term portion is reflected in other long-term liabilities. See Note 14 for assumptions used to calculate the fair value of the contingent payment.

Operating Lease arrangements

Land Leases:

The Company’s three wind farm investments (Woodstock Hills, Winona, and Valley View) maintain lease agreements with landowners for the real estate related to the wind energy generation facilities. The leases will expire between 2017 and 2036.

Office Space leases:

The company has entered into seven operating leases for office and warehouse space in connection with its administrative and ongoing operations. The lease agreements require that the Company pay certain maintenance, insurance, and other operating costs. The leases expire at various dates through May 2015.

The minimum lease payments for the next five years under these lease arrangements are as follows:

	Land Leases	Space Leases	Total
2014	$55,400	$139,000	$194,400
2015	55,400	11,800	67,200
2016	55,400	-	55,400
2017	55,400	-	55,400
2018	55,400	-	55,400
Thereafter	805,000	-	805,000
Total	$1,082,000	$150,800	$1,232,800

Rent expense under the above leases was approximately $294,000 and $222,000 for the years ended December 31, 2013 and 2012, respectively.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

21.          VARIABLE INTEREST ENTITIES

Generally accepted accounting principles in the United States provide a framework for identifying variable interest entities (VIE’s) and determining when a company should include the assets, liabilities, non-controlling interest, and results of activities of a VIE in its consolidated financial statements.  In general, a VIE is a corporation, partnership, limited liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.   A VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE.  A variable interest holder that consolidates the VIE is called the primary beneficiary.  Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.

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

Consolidated Variable Interest Entities

Valley View Transmission, LLC

The Company has determined it is the primary beneficiary in Valley View Transmission by reference to provisions within the contractual arrangements with Valley View Transmission together with investment and ownership considerations. The Company has a 32.6% voting interest in Valley View, and has an additional 13.9% voting power through a voting trust arrangement with three other investors. The Company acts as the managing agent to make decisions that affect the operation of Valley View and our CEO is also on the Board of Governors of Valley View. In addition, the Company agreed to guarantee certain payments to investors in order to secure the required equity capital and to enable the term loan conversion by the lender.

The Company consolidates in its financial statements the financial position, results of operations, and cash flows of Valley View Transmission, and all intercompany balances and transactions between the Company and Valley View are eliminated in the consolidated financial statements. Assets and liabilities of Valley View were recorded at their respective estimated fair values using generally accepted accounting principles for business combinations.

The assets of a consolidated VIE are used to settle the liabilities of that entity. The liabilities of a consolidated VIE do not have recourse to the general credit of the Company.

See Note 20 Commitments and Contingencies with regard to guarantees made by the Company in connection with acquiring additional equity in the project from certain investors.

22.          ISSUANCES OF COMMON STOCK IN CONNECTION WITH AN EQUITY LINE

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

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

The purchase price of the shares will be based on the market prices of the Company’s common stock immediately prior to the time of sale as computed under the Purchase Agreement. In no event, however, will LPC be obligated to purchase shares of common stock under the Purchase Agreement at a price of less than $.65 per share. The Company may, at any time, and in its sole discretion, terminate the Purchase Agreement without fee, penalty or cost upon notice to LPC. LPC may not assign or transfer its rights and obligations under the Purchase Agreement. There are no trading volume requirements, and the Company will control the timing and amount of any sales of common stock to LPC. As of December 31, 2013, no shares have been issued in conjunction with this arrangement. Since the Company has not recently maintained the effectiveness of the registration and deems that it will be unlikely to sell any shares under this equity line, the issuance costs of approximately $244,000 relating to shares originally issued under this agreement were written off to general and administrative expenses in 2013.

23.          BUSINESS ACQUISITIONS

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

Pursuant to the Purchase Agreement, the Company purchased the membership interests for a total consideration paid of $1,385,000 consisting of: (i) cash in the amount of $750,000, and (ii) contingent consideration as follows: an additional cash amount of $250,000, and 500,000 shares of common stock of the Company valued at $.77 per share price at the closing date (stock value $385,000). The contingent consideration will be earned by the sellers of the PEC interests provided that PEC meets certain performance targets for revenue and earnings. It is the Company’s expectation that PEC will meet these performance targets and as such, the contingent consideration has been included in the acquisition price of the net assets acquired. In addition, the purchase agreement allows for the sellers of the PEC interests to receive cash installments for working capital that exceeded a $300,000 targeted working capital amount. Such installment payments were approximately $1,000,000 in total.

The acquisition is being accounted for under the acquisition method and, accordingly, the operating results for PEC have been included in the consolidated statements of operations from the date of acquisition. The assets and liabilities of PEC were recorded at their respective estimated fair values as of the date of the acquisition using generally accepted accounting principles for business combinations. The fair value of the total consideration paid at the acquisition date was $1,385,000, exclusive of payments owed to the former owners. The Company used a combination of the market and cost approaches to estimate the fair values of the PEC assets acquired and liabilities assumed. The goodwill acquired as a part of the acquisition is deductible for tax purposes and is allocated to the Energy and Telecommunications Services segment.

The following table summarizes the estimated fair values of PEC’s assets acquired and liabilities assumed, effective April 30, 2012, the date the Company obtained control of PEC.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Unaudited proforma results of operations for the year ended December 31, 2012 as if the Company had acquired majority ownership of PEC on January 1, 2012 are as follows. The proforma results include estimates and assumptions which management believes are reasonable. However, proforma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

December 31, 2012
Net revenue	$10,644,213
Net income (loss) before taxes	$(2,365,978)

24.          INVESTMENT

In October 2011, the Company agreed to invest $400,000 in PVPower, Inc., a company engaged in the sales and distribution of photovoltaic products and solar systems. The Company applied the cost method of accounting for this investment.  During the fourth quarter of 2012, the Company evaluated the investment for purposes of its long-lived asset impairment analysis. It was determined that carrying value of its investment was not expected to be recoverable in the foreseeable future from the future cash flow or the sale of its ownership stake. The Company has therefore recorded a $400,000 loss of the investment to reduce its carrying value of this investment to $0 at December 31, 2012. The loss is reflected within other income (expense) in the consolidated statements of operations at their current redeption value.

On February 5, 2014, we agreed to acquire the assets of PVPower, Inc., in exchange for the issuance of 600,000 shares of Company common stock.

25.          CUMULATIVE PREFERRED STOCK OF SUBSDIARY

The Company’s wholly-owned subsidiary, Juhl Renewable Assets, Inc. has issued 1,580,000 shares of Cumulative Series A Preferred Stock at a stated price of $1.00 per share, including 1,400,000 shares issued during 2013. The subsidiary has designated 30,000,000 shares as Series A Preferred for this purpose. The Company used the proceeds from the sale of preferred stock as repayment to Company affiliates who had previously advanced monies to enable Juhl Renewable Assets to invest in renewable energy projects. Holders of the Preferred Stock will be entitled to receive, to the extent of legally available funds, a targeted dividend of 9% per annum, payable quarterly. Dividends for the years ended December 31, 2013 and 2012 were approximately $72,000 and $16,000, respectively. The preferred shares carry no voting rights but have a liquidation preference over common stockholders of the subsidiary. The Company has the call protection right whereby it has the right, but not an obligation, to redeem any outstanding shares subject to the provisions in the certificate of designation. The holders of the preferred stock can require the Company to redeem the shares after December 31, 2014 subject to the terms of the certificate of designation. Based on the designations and rights offered to preferred shareholders, the preferred stock is being carried outside of permanent equity on the consolidated balance sheets at their current redemption value.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

26.          REDEEMABLE PREFERRED MEMBERSHIP INTERESTS

The Valley View wind farm, which is consolidated in the Company’s financial statements (see Note 20), includes membership interests that carry preferences that are not available to common members. In November 2011, approximately $2,518,000 was contributed (or converted from common interests). Holders of the membership interests are entitled to receive, to the extent of legally available funds, a targeted dividend of 12% per annum, payable quarterly. Dividends were approximately $302,000 in each of the years ended December 31, 2013 and 2012. These membership interests include a put right at the option of the respective member, to request redemption of the membership interests after two years, or in the case of one member, after 10 years. The put right is outside the control of the Company and as such, these membership interests, together with any accrued dividends, are being carried outside of permanent equity on the consolidated balance sheets at their current redemption value.

In October 2013, one of the holders of redeemable preferred membership interests provided notice that it was exercising its option to require the Company to purchase all membership interests held by the holder. Pursuant to the agreement, this membership interest of approximately $500,000 is to be redeemed by June 1, 2014. The membership interest carries a 12% dividend rate and all dividends are currently paid.

27.          LEGAL PROCEEDINGS

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

The Winona project is the subject of a lawsuit initiated in the U. S. District Court for the District of Minnesota in December 2013 by Unison Co., Ltd. against the Company, Juhl Energy Development, a Company subsidiary, the wind project ownership entities, members of management, and others. The Unison action arises out of the purchase of the wind turbine generators from Unison and purports to state causes of action for (i) fraudulent inducement, (ii) breach of the Financing Agreement with Unison: (iii) breach of the implied covenant of good faith and fair dealing; (iv) tortious interference with contractual relationship; and (v) unjust enrichment. The Company disputes the allegations and is vigorously defending the action. The Company has recorded the original turbine supply purchase obligation in its financial statements together with accrued interest thereon, and carries the amount in the current and long term liability sections under the original understanding with Unison that the turbine supplier would be paid out of project cash flows in the event that the project was unable to obtain financing. The project has been unable to successfully obtain debt financing or obtain any further equity proceeds. Although the Company believes it will prevail in the Unison action, an outcome of the Unison action could be divesting ownership of the project.

28.          SUBSEQUENT EVENTS

Preferred stock transaction

Effective February 18, 2014, the Company entered into a Securities Purchase Agreement with the primary Series A Preferred stockholder whereby the Company agreed to purchase 10,398,750 shares of Preferred Stock of the Company held by such stockholder (consisting of 4,560,000 shares of Series A Preferred Stock and 5,838,750 shares of Series B Preferred Stock) for a total purchase price of approximately $2,184,000. The Company agreed to pay the purchase price in the following manner: (i) pay a non-refundable $40,000 deposit on date of execution of the Purchase Agreement; (ii) pay a non-refundable payment of $40,000 on or before March 15, 2014; and (iii) issue Seller an amortizing promissory note on April 1, 2014, with a principal sum of $2,104,000 for the remaining balance of the Purchase Price, with an interest rate of 8% and a maturity date of May 1, 2015. The Purchase Price was satisfied and the conditions were met, and the transaction closed on April 1, 2014. The note will be repaid via 50% of common stock proceeds raised, along with minimum cash payments of $40,000 per month, with the remaining principal due in May 2015.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

As part of the Securities Purchase Agreement, the stockholder agreed to the following: (i) waiver of dividends due on its Series A Preferred due on April 1, 2014 on the closing date of the Purchase Agreement, (ii) issuance of a proxy to Company to vote on matters submitted to holders of the Company’s Series A Preferred and Series B Preferred Stock until April 1, 2014, and (iii) entry into a lock up agreement to restrict the sale of its holdings of common stock of the Company during the periods provided therein. In addition, the Company agrees to commence the process to conduct a rights offering to sell shares of its common stock to existing shareholders, and a portion of the proceeds from such offering will be used for payment on the note as is set forth therein.

In a separate agreement, the parties agreed to a 50% reduction in the dividend payable on January 1, 2014 and this reduced dividend was accounted for in the accrual of Series A dividends at December 31, 2013.

Refinancing of nonrecourse debt

In March 2014, the nonrecourse debt of the Valley View wind farm was refinanced through a new bank in order to improve cash flow through interest and cost savings over the term of the loan. The new facility is an $11 million credit facility, including the takeout loan as well as letter of credit instruments to meet credit obligations under the power purchase contract. The debt matures in October 2026. The interest rate incudes a combination of fixed and variable rates. Specifically, 75% of the debt is fixed at a rate of 5.39% which increases by 0.25% every three years until maturity; 25% of the debt is variable at a rate of 1 month LIBOR plus 3.00% which increases by 0.25% every three years until maturity. The cumulative weighted average rate of the loan is expected to be approximately 5.8%. The interest rate swap arrangement described in note 13 was terminated as a part of the refinancing and settled for $632,000 in March 2014.

Issuance of restricted stock and warrants

In February 2014, we issued an aggregate of 250,000 restricted shares of common stock to a consultant which vest over a 15-month period and are subject to lock-up restrictions. The stock was awarded pursuant to a Restricted Stock Award Agreement.

In January 2014, we issued warrants to purchase an aggregate of 5,520,000 shares of common stock to directors, officers and service providers at an exercise price of $0.15 per share (the closing price of the stock as of the date of issuance). The warrants were issued pursuant to Warrant Agreements.

Subsidiary preferred stock offering

During the first quarter of 2014, our subsidiary, Juhl Renewable Assets, commenced a new private sale of its preferred securities with the intention of raising up to $3,000,000 for the acquisition of specific assets of comparable value, and for other purposes.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

29.          CORRECTION OF AN IMMATERIAL ERROR

During the fourth quarter of 2013, the Company identified an error in the method used to allocate income to the Company’s noncontrolling interest.

The Company assessed the materiality of this error for each quarterly and annual period in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined that the error was immaterial to previously reported amounts contained in its periodic reports. Accordingly, the Company has revised its consolidated balance sheet as of December 31, 2013 and it intends to revise its consolidated financial statements for certain quarterly and annual periods through subsequent periodic filings. The effect of recording this immaterial correction in the statements of operations for the years ended December 31, 2013 and 2012, the balance sheet as of December 31, 2012 and 2011, and for the fiscal 2013 and 2012 quarterly periods to be reported in subsequent periodic filings are as follows:

	For the Quarter Ended September 30, 2013		For the Quarter Ended June 30, 2013		For the Quarter Ended March 31, 2013		For the Year Ended December 31, 2012
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Net income (loss) attributable to noncontrolling interest	$(32,721)	$(88,027)	$258,546	$199,359	$64,123	$6,067	$130,905	$(130,369)
Net income (loss) attributable to Juhl Energy, Inc.	(1,290,447)	(1,235,141)	(1,279,827)	(1,220,640)	(747,595)	(689,539)	(3,787,066)	(3,525,792)
Total equity attributable to Juhl Energy, Inc.	1,779,503	2,219,651	3,036,365	3,421,206	4,283,677	4,609,331	4,998,866	5,266,465
Noncontrolling interest in equity	1,746,106	1,305,958	1,778,827	1,393,986	1,521,181	1,195,527	1,457,058	1,189,459

	For the Quarter Ended September 30, 2012		For the Quarter Ended June 30, 2012		For the Quarter Ended March 31, 2012		For the Year Ended December 31, 2011
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Net income (loss) attributable to noncontrolling interest	$(38,935)	$(88,782)	$(17,777)	$(73,678)	$58,491	$(11,623)	$7,897	$1,572
Net income (loss) attributable to common stockholders	(710,634)	(660,517)	(1,203,139)	(1,147,238)	(574,215)	(504,101)	3,034,108	3,040,433
Total equity attributable to Juhl Energy, Inc.	5,969,367	6,151,554	6,639,877	6,772,218	7,097,110	7,173,549	7,602,996	7,609,321
Noncontrolling interest in equity	1,328,832	1,146,645	1,368,367	1,236,026	1,386,144	1,309,705	1,327,653	1,321,328

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2013, the end of the period covered by this report. Based upon management’s evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective at a reasonable assurance level, based on the material weakness defined below, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013 based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO. Management reviewed the results of its assessment with our audit committee, which is comprised of our independent directors.

In connection with the assessment described above, management identified the following control deficiency that represents a material weakness at December 31, 2013:

●

The Company did not maintain effective controls over the period-end financial reporting process, including controls over the financial closing process, and supporting documentation with respect to journal entries, and proper segregation of duties.

MANAGEMENT’S REMEDIATION PLAN

Based on the material weakness identified above, we have designed a plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•

We are committed to establishing procedures and utilizing experienced individuals with professional supervision to properly segregate duties, prepare and approve the consolidated financial statements and footnote disclosures in accordance with US GAAP.

•

We have initiated efforts to hire a corporate controller who will assist the CFO in implementing a formalized financial reporting process that includes properly supported and reviewed journal entries, proper segregation of duties, and a properly completed and approved close checklist and calendar.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table shows the positions held by our board of directors and executive officers, and their ages as of March 14, 2014:

Name	Age	Position
Daniel J. Juhl	62	Chairman of the Board of Directors and Principal Executive Officer
John P. Mitola	48	President and Director
John J. Brand	57	Principal Financial Officer
Edward C. Hurley	60	Director
General Wesley Clark (ret.)	69	Director
James W. Beck	70	Director

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

General Wesley Clark (ret.) became a director of our Company in January 2009, and is a member of our nominations and governance committee, of which he currently serves as chair. He is also a member of our compensation committee and our audit committee.  Wesley Clark is a businessman, educator, writer and commentator.

General Clark serves as Chairman and CEO of Wesley K. Clark & Associates, a strategic consulting firm; Co-Chairman of Growth Energy; senior fellow at UCLA's Burkle Center for International Relations; Chairman of Clean Terra, Inc.; Director of International Crisis Group; Chairman of City Year Little Rock; as well as numerous corporate boards. In addition to serving on the board of directors of the Company, General Clark serves on the board of directors of Advanced Metallurgical Group N.V, a global producer of specialty metals and metallurgical vacuum furnace systems; BNK Petroleum Inc., an energy company focused on the acquisition, exploration and production of large oil and gas reserves; Bankers Petroleum Ltd., a Canadian-based oil and gas exploration and production company; Amaya Gaming, a Canadian company in the electronic gaming industry, and is a partner in United Global Resources, LLC, a U.S. broker dealer focused on project development. General Clark has authored three books and serves as a member of the Clinton Global Initiative's Energy & Climate Change Advisory Board, and ACORE's Advisory Board.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any of the items below that the Company deems material to their service on behalf of the Company:

•       been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•       had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•       been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
•       been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•       been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•       been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independent Directors

Mr. Ed Hurley, Mr. James Beck and General Wesley Clark serve on our board of directors as an “independent director” defined under NASDAQ rules and by the regulations of the Securities Exchange Act of 1934.

Board Composition and Meetings of Board of Directors

The Board of Directors is currently composed of five members. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.  In 2013, our Board of Directors met in person three times and acted by written consent one time.

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

Amended and Restated 2008 Incentive Compensation Plan

On June 16, 2008, our board of directors and holders of a majority of our outstanding shares of common stock adopted and approved the 2008 Incentive Compensation Plan, which our board ratified on June 24, 2008. On June 20, 2012, our Compensation Committee and our Board of Directors adopted and approved the Amended and Restated 2008 Incentive Compensation Plan subject to shareholder approval. On October 1, 2012 the shareholders of the Company adopted and approved the Amended and Restated 2008 Incentive Compensation Plan as follows: (a) to increase the number of shares available for awards thereunder from 2,897,111 up to a total of 4,500,000 (subject to other requisite approval which was subsequently obtained in the first quarter of 2014); (b) to change, retroactively, the annual per-participant limit from 30,000 shares to 1,000,000 shares of common stock to conform to the original intent of the Incentive Compensation Plan; and (c) to make administrative changes which revise the format but not the substance of the Plan. The purpose of our Incentive Compensation Plan is to provide stock options, stock issuances and other equity interests to employees, officers, directors, consultants, independent contractors, advisors and other persons who have made or are expected to make contributions to our company.

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

Shares Available for Awards. Subject to certain recapitalization events described in our plan, the aggregate number of shares of common stock that may be issued pursuant to our Incentive Compensation Plan at any time during the term of such plan is 4,500,000 shares, and as of December 31, 2013, there were a total of 1,410,000 shares outstanding under such plan.  If any award expires, or is terminated, surrendered or forfeited, the common stock covered by such award will again be available for the grant of awards under our plan.

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

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth, for the most recent two fiscal years, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Principal Executive Officer and two other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2013:

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compen- sation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Totals $
Daniel J. Juhl Chairman and Principal Executive Officer	2013 2012	248,062 236,250	- -	- -	- -	- -	- -	9,857[1] 10,296[12]	257,919 246,546
John P. Mitola President	2013 2012	248,062 236,350	- -	- -	- -	- -	- -	9,976[1] 10,296[12]	258,038 246,546
John Brand Principal Financial Officer	2013 2012	189,000 180,000	- -	- -	- -	- -	- -	9,950[1] 10,200[1]	198,950 190,200

1Represents Car Allowance and Health Savings Account contribution

The aggregate amount of benefits in each of the years indicated did not exceed the lesser of $50,000 or 10% of the compensation of any named officer.

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John P. Mitola	510,000	-	-	$1.00	06/24/2018	-	-	-	-
John J. Brand	100,000	-	-	$1.95	01/26/2019	-	-	-	-
John J. Brand	150,000	-	-	$2.11	08/13/2019	-	-	-	-

Compensation of Directors

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees on which they serve. Through 2013, we compensated directors through stock options granted under our 2008 Incentive Compensation Plan and an annual cash stipend. Effective January 2, 2014, we cancelled the options outstanding as of December 31, 2013 described below and issued warrants to directors for the purchase of common stock in lieu thereof pursuant to the terms of Warrant Agreements, the form of which is attached hereto as Exhibit 10.16.

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

The table below summarizes the compensation that we paid to non-management directors for the fiscal year ended December 31, 2013.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward C. Hurley	15,100	5,200	-	-	-	-	20,300
General Wesley Clark	14,600	4,700	-	-	-	-	19,300
James Beck	16,000	5,500	-	-	-	-	21,500

Employment Agreements

Effective January 1, 2012 we entered into an Executive Employment Agreement with Daniel J. Juhl, and effective January 1, 2014, we entered into an Amendment to Executive Employment Agreement (collectively, the “Juhl Employment Agreement”). Under the Juhl Employment Agreement, we will employ Mr. Juhl as Chief Executive Officer for a term ending on December 31, 2021. During the first year of the term, Mr. Juhl’s monthly salary was $19,687.50, and Mr. Juhl’s monthly salary will be increased by five percent (5%) during each remaining year of the term. We are obligated to pay Mr. Juhl an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by the board of directors. The performance bonus is conditioned upon (a) profitable operations of our company for the full year for which the bonus is to be paid and (b) minimum revenue growth during the year for which the bonus is to be paid as established by the board of directors. Mr. Juhl is entitled to be granted warrants to purchase 500,000 shares of common stock of the Company, subject to approval by the board of directors and any additional required approvals. Mr. Juhl receives an automobile allowance of $750 per month, 20 days of paid annual vacation and other employee benefits provided to similarly-situated employees. Mr. Juhl is entitled to severance compensation in an amount equal to 90 days’ pay in the event he terminates his employment for good reason.

Effective January 1, 2012 we entered into an Executive Employment Agreement with John M. Mitola, and effective January 1, 2014, we entered into an Amendment to Executive Employment Agreement (collectively, the “Mitola Employment Agreement”). Under the Mitola Employment Agreement, we will employ Mr. Mitola as President for a term ending on December 31, 2021. During the first year of the term, Mr. Mitola’s monthly salary was $19,687.50, and Mr. Mitola’s monthly salary will be increased by five percent (5%) during each remaining year of the term. We are obligated to pay Mr. Mitola an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by the board of directors. The performance bonus is conditioned upon (a) profitable operations of our company for the full year for which the bonus is to be paid and (b) minimum revenue growth during the year for which the bonus is to be paid as established by the board of directors. Mr. Mitola is entitled to be granted warrants to purchase 1,500,000 shares of common stock of the Company, subject to approval by the board of directors and any additional required approvals. Mr. Mitola receives an automobile allowance of $750 per month, 20 days of paid annual vacation and other employee benefits provided to similarly-situated employees. Mr. Mitola is entitled to severance compensation in an amount equal to 90 days’ pay in the event he terminates his employment for good reason.

Effective January 1, 2012 we entered into an Executive Employment Agreement with John J. Brand, and effective January 1, 2014, we entered into an Amendment to Executive Employment (collectively, the “Brand Employment Agreement”). Under the Brand Employment Agreement, we will employ Mr. Brand as Chief Financial Officer for a term ending on December 31, 2021. During the first year of the term, Mr. Brand’s monthly salary was $15,000, and Mr. Brand’s monthly salary will be increased in the range of three percent (3%) to five percent (5%) annually based on the judgment of the board of directors as recommended by the Compensation Committee based on the balance sheet health of the Company and other relevant factors. We are obligated to pay Mr. Brand an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by the board of directors. Mr. Brand is entitled to be granted warrants to purchase 1,500,000 shares of common stock of the Company, subject to approval by the board of directors and any additional required approvals. Mr. Brand receives an automobile allowance of $750 per month, 20 days of paid annual vacation and other employee benefits provided to similarly-situated employees. Mr. Brand is entitled to severance compensation in an amount equal to 90 days’ pay in the event he terminates his employment for good reason.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

On June 16, 2008, we adopted the 2008 Incentive Compensation Plan, and on October 1, 2012 adopted the Amended and Restated 2008 Incentive Compensation Plan.

The following table provides information as of December 31, 2013, with respect to the shares of common stock that may be issued under our existing equity compensation plan.

Equity Compensation Plan Information

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,410,000	$1.39	1,487,111

Equity compensation plans not approved by security holders	650,000	$1.77	-

Total	2,060,000	$1.51	1,487,111

The material provisions of the Amended and Restated 2008 Incentive Compensation Plan approved by security holders are described herein. A copy of the Amended and Restated 2008 Incentive Compensation Plan and a copy of the form of option agreement thereunder are included as Exhibits 10.1 and 10.2, respectively, to this Report.

The 650,000 options and warrants granted as of December 31, 2013 under equity compensation plans not approved by security holders include the following:

●

Options granted June 29, 2009 as compensation to our director, General Wesley Clark, to purchase 500,000 shares of common stock at $2.00 per share, with 166,666 shares immediately exercisable, 166,667 options vesting on June 29, 2010 and 166,667 options vesting on June 29, 2011. The options expire June 29, 2019. The form of this option agreement is included as Exhibit 10.3 to this Report.

●

Warrants granted December 31, 2009 as compensation to two consultants each to purchase 50,000 shares of common stock at $1.25 per share, which warrants expire December 31, 2014. The form of these warrant agreements is attached as Exhibit 10.4 to this Report.

●

Warrants granted September 12, 2012 as compensation to a consultant to purchase 50,000 shares of common stock at $0.50 per share, which warrants expire September 12, 2015. The form of this Warrant Agreement is attached hereto as Exhibit 10.4 to this Report.

As disclosed elsewhere in this Report, options to directors outstanding as of December 31, 2013 were subsequently cancelled and warrants were issued to directors in lieu thereof.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 14, 2014 by:

•	each person who is known by us to beneficially own 5% or more of our common stock,

•	each of our directors and executive officers, and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the holders. Subject to any applicable community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Name (1)	Number of Shares Beneficially Owned (2)		Percentage of Shares Beneficially Owned (3)
5% Stockholders:

Vision Opportunity Master Fund, Ltd.	12,687,648	(4,13)	35.85%

Greenview Capital, LLC	1,569,402	(5)	6.28%

Daybreak Special Situations Master Fund, Ltd.	1,569,402	(6)	6.28%

Executive Officers and Directors:

Daniel J. Juhl	14,500,000	7	56.88%

John P. Mitola	2,808,997	8	10.60%

John J. Brand	1,617,994	9	6.11%

Edward C. Hurley	130,678	10	*

General Wesley Clark	553,029	11	2.17%

James Beck	132,448	12	*

All executive officers and directors as a group (6 persons)	19,743,146		67.58%

*	Represents less than 1%.

1 Other than the 5% Stockholders listed above, the address of each person is c/o Juhl Energy, Inc., 1502 17th Street SE, Pipestone, Minnesota 56186.

2 Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after March 14, 2014, by the exercise or conversion of any warrant, stock option or convertible preferred stock. Unless otherwise noted, shares are owned of record and beneficially by the named person.

3 The calculation in this column is based upon 24,992,891 shares of common stock outstanding on March 14, 2014. The 189,604 treasury shares beneficially held by the Company are excluded from the number of shares of common stock outstanding and are not deemed outstanding for purposes of computing the percentages in this column The shares of common stock underlying warrants, stock options and convertible preferred stock are deemed outstanding for purposes of computing the percentage of the person holding them but are not deemed outstanding for the purpose of computing the percentage of any other person.

4 Consists of (a) 2,288,898 shares of common stock currently held by Vision Opportunity Master Fund, (b) 4,560,000 shares of common stock issuable upon the conversion of Series A convertible preferred stock and (c) 5,838,750 shares of common stock issuable upon the conversion of Series B convertible preferred stock. Adam Benowitz is the Portfolio Manager of Vision Capital Advisors, LLC, the investment manager of Vision Opportunity Master Fund, Ltd., which is the registered holder of the securities.  Mr. Benowitz, as the Managing Member of Vision Capital Advisors, LLC and the Director of Vision Opportunity Master Fund, has voting and dispositive power over the securities owned by Vision Opportunity Master Fund.  The preferred stock is subject to the ownership limitation detailed in Note 13 below. The address for Vision Opportunity Master Fund, Ltd. is c/o Citi Hedge Fund Services (Cayman) Limited, Cayman Corporate Cenre, 27 Hospital Road, 5 th Floor, Grand Cayman KY1-1109, Cayman Islands.

5 Consists of (a) 685,800 shares of common stock owned by Greenview Capital, LLC and (b) 883,602 shares of common stock currently held by Daybreak Special Situations Master Fund, an affiliate of Greenview Capital, LLC, and Larry Butz as Managing Partner of Daybreak Capital Management LLC, the investment advisor to Daybreak Special Situations Master Fund, Ltd. Larry Butz as Managing Partner of Daybreak Capital Management LLC, the investment advisor to Daybreak Special Situations Master Fund, Ltd., has voting and dispositive power over the shares held by Daybreak Special Situations Master Fund, Ltd.  Mr. Butz, as Managing Partner of Daybreak Capital Management LLC, may be deemed to beneficially own the shares of common stock held by Daybreak Special Situations Master Fund, Ltd.  Each of Daybreak Capital Management LLC and Mr. Butz disclaim beneficial ownership of such shares.  Daybreak Capital Management LLC is an affiliate of Greenview Capital LLC, and the beneficial ownership figures includes shares beneficially owned by Greenview Capital.  The address for Greenview Capital, LLC is 303 Broadway Street, Libertyville, Illinois 60048.

6  Consists of (a) 883,602 shares of common stock owned by Daybreak Special Situations Master Fund and Larry Butz as Managing Partner of Daybreak Capital Management LLC, the investment advisor to Daybreak Special Situations Master Fund, Ltd. and (b) 685,800 beneficially owned by Greenview Capital, LLC, an affiliate of Daybreak Special Situations Master Fund. The address for Daybreak Special Situations Master Fund, Ltd. is 143 E. Main St Suite 150 Lake Zurich, IL 60047.

7 Includes (a) 3,500,000 shares of common stock held by Mr. Juhl (b) 3,500,000 shares of common stock held by Mary Juhl, Mr. Juhl’s spouse, (c) 7,000,000 shares of common stock held by the Juhl Family Limited Partnership, a Delaware limited partnership in which Mr. Juhl is the general partner, and (d) 500,000 shares of common stock issuable upon the exercise of stock warrants exercisable within 60 days.

8 Includes (a) 1,183,997 shares of common stock held by Mr. Mitola, (b) 125,000 shares of common stock held by the Mitola Family Limited Partnership, a Delaware limited partnership in which Mr. Mitola is the general partner and (c) 1,500,000 shares of common stock issuable upon the exercise of stock warrants exercisable within 60 days.

9 Consists of 117,994 shares of common stock held in an IRA for the benefit of Mr. Brand and 1,500,000 shares of common stock issuable upon the exercise of stock warrants exercisable within 60 days.

10 Consists of 30,678 shares of common stock held by Mr. Hurley and 100,000 shares of common stock issuable upon the exercise of stock warrants exercisable within 60 days.

11 Consists of (a) 33,029 shares of common stock held by General Clark and (b) 520,000 shares of common stock issuable upon the exercise of stock warrants exercisable within 60 days.

12 Consists of 32,448 shares of common stock held by Mr. Beck and 100,000 shares of common stock issuable upon the exercise of stock warrants exercisable within 60 days.

13 Vision Opportunity Master Fund holds Series A Preferred Stock and Series B Preferred Stock that is convertible into shares of common stock. The agreement with respect to which this stockholder purchased the preferred stock contains a limitation of 9.9% (a so-called “blocker”) on the number of shares such stockholder may beneficially own at any time. The 9.9% ownership limitation, however, does not prevent the stockholder from selling some of its holdings and then receiving additional shares.  In this way, the stockholder could sell more than the 9.9% ownership limitation while never holding more than this limit. These numbers do not reflect the 9.9% ownership limitation.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Juhl Energy provides management, administrative and accounting services to four wind farm operations in which Dan Juhl and immediate family members have less than 5% equity interests in each entity. The revenues earned in the years ended December 31, 2013 and 2012 was $15,000 and $15,000, respectively.

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

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2013, the total fees charged to the Company for audit services were approximately $190,000. These audit fees were incurred for the audit of the Company’s annual financial statements included within Form 10-K, review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, and the review of the various required periodic reporting filings. The Company incurred approximately $48,000 for tax or other various financial statement consulting services for the year ended December 31, 2013.

For the year ended December 31, 2012, the total fees charged to the Company for audit services were approximately $213,000.  These audit fees were incurred for the audit of the Company’s annual financial statements included within Form 10-K, review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, and the review of the various required periodic reporting filings. The Company incurred approximately $63,000 for tax or other various financial statement consulting services for the year ended December 31, 2012.

The current policy of the board of directors is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit-related fees have been approved by specific board action in 2013.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Company’s financial statements filed as part of this annual report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

			Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here- with	Exhibit No.	Form/File No.	Filing Date

3.1	Certificate of Incorporation filed January 30, 2006		3.1	Form SB-2 File No. 333-141010	March 31, 2007

3.2	Certificate of Amendment of Certificate of Incorporation filed September 26, 2006		3.2	Form SB-2 File No. 333-141010	March 31, 2007

3.3	Certificate of Amendment of Certificate of Incorporation filed June 20, 2008 and effective June 24, 2008		3.1	Form 8-K File No. 333-141010	June 24, 2008

3.4	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock filed June 11, 2009		3.4	Form S-1/A File No. 333-154617	June 12, 2009

3.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed September 28, 2009		3(i)	Form 8-K File No. 333-141010	September 28, 2009

3.6	Certificate of Amendment of Certificate of Incorporation filed December 18, 2012 and Certificate of Amendment of Certificate of Amendment of Certificate of Incorporation filed December 20, 2012		3.1	Form 8-K File No. 000-54080	January 2, 2013

3.7	Amended and Restated Bylaws		3	Form 8-K File No. 000-54080	August 22, 2011

4	Specimen common stock certificate		4	Form 10-K File No. 000-54080	April 1, 2013

10.1	Amended and Restated 2008 Incentive Compensation Plan		10.1	Form 10-K File No. 000-54080	April 1, 2013

10.2	Form of Option Agreement under Amended and Restated 2008 Incentive Compensation Plan		10.2	Form 10-K File No. 000-54080	April 1, 2013

10.3	Form of option agreement dated June 29, 2009 between the Company and Wesley K. Clark		10.1	Form 10-Q File No. 333-141010	November 14, 2011

10.4	Form of warrant agreement with consultants dated December 31, 2009 and September 12, 2012		10.16	Form 10-K File No. 000-54080	March 30, 2012

10.5	Form of employment Agreement dated January 1, 2012, between the Company and Dan Juhl		10.29	Form 10-K File No. 000-54080	March 30, 2012

10.6	Form of amendment to employment agreement effective as of January 1, 2014, between the Company and Dan Juhl	X

10.7	Form of employment agreement dated January 1, 2012 between the Company and John Mitola		10.30	Form 10-K File No. 000-54080	March 30, 2012

10.8	Form of amendment to employment agreement effective as of January 1, 2014, between the Company and John Mitola	X

10.9	Form of employment agreement dated January 1, 2012 between the Company and John Brand		10.31	Form 10-K File No. 000-54080	March 30, 2012

10.10	Form of amendment to employment agreement effective as of January 1, 2014 between the Company and John Brand	X

10.11	Unit Purchase Agreement dated as of April 30, 2012 between the Company and George Shibayama, Matt Brown and Bryan Eskra (excluding exhibits)		10.1	Form 8-K File No. 000-54080	May 3, 2012

10.12	Form of Securities Purchase Agreement effective as of February 18, 2014 between the Company and Vision Master Opportunity Fund, Ltd. (excluding exhibits)		10.1	Form 8-K File No. 000-54080	February 24, 2014

10.13	Form of Restricted Stock Award Agreement effective as of February 1, 2014 between the Company and Consultant	X

10.14	Form of Warrant Agreement	X

10.15	Form of Asset Purchase Agreement effective as of February 5, 2014 between the Company and PVPower, Inc. (excluding exhibits and schedules)		10.1	Form 8-K File No. 000-54080	February 11, 2014

14	Code of Ethics		14	Form 10-K File No. 333-141010	March 31, 2009

21	Subsidiaries of the Registrant	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document*	X

101.SCH	XBRL Taxonomy Extension Schema Document*	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

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

JUHL ENERGY, INC.

Date: April 5, 2014	By: /s/ John P. Mitola
John P. Mitola
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John P. Mitola John P. Mitola	President and Director (Principal Executive Officer)	April 5, 2014
/s/Daniel J. Juhl Daniel J. Juhl	Principal Executive Officer and Director	April 5, 2014
/s/John J. Brand John J. Brand	Principal Financial Officer (Principal Financial and Accounting Officer)	April 5, 2014
/s/Wesley K. Clark Wesley K. Clark	Director	April 5, 2014
/s/Edward C. Hurley Edward C. Hurley	Director	April 5, 2014

/s/James W. Beck James W. Beck	Director	April 5, 2014