Form 10-Q
period 2014-03-31
Juhl Energy, Inc
filed 2014-05-19
CIK 1366312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 000-54080

JUHL ENERGY, INC.

(Name of small business issuer in its charter)

Delaware	20-4947667
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1502 17th Street SE
Pipestone, Minnesota	56164
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (507) 562- 4310

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

Common Stock:  25,234,826 shares outstanding as of May 14, 2014.

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Juhl Energy, Inc. (“Juhl Energy” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission” or “SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the consolidated financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2013, previously filed with the Commission, which are included in the Annual Report on Form 10-K filed on April 7, 2014.

JUHL ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013

	MARCH 31, 2014	DECEMBER 31, 2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,351,950	$1,280,681
Restricted cash	232,498	488,715
Short-term investments - restricted	90,072	90,005
Accounts receivable, net of allowance for doubtful accounts	1,804,477	3,046,678
Work-in-progress	522,572	518,762
Inventory	103,788	92,663
Costs and estimated profits in excess of billings	-	849,241
Other current assets	420,002	231,923
Total current assets	4,525,359	6,598,668

PROPERTY AND EQUIPMENT, Net	23,508,323	23,831,680

OTHER ASSETS
Escrow cash reserves for contractual commitments	1,337,606	1,288,231
Loan costs, net	201,928	6,843
Intangible assets	314,266	258,666
Goodwill	214,090	214,090
Project development costs and other	72,000	89,540
Total other assets	2,139,890	1,857,370

TOTAL ASSETS	$30,173,572	$32,287,718

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,465,170	$2,499,522
Accrued liabilities	1,335,941	1,305,447
Deferred revenue - license arrangement and other	317,408	317,408
Current portion of notes payable	877,698	910,612
Derivative liabilities- interest rate swap	-	194,196
Current portion of nonrecourse debt	875,739	834,555
Total current liabilities	4,871,956	6,061,740

LONG-TERM LIABILITIES
Nonrecourse debt, net of current portion	9,491,527	9,032,734
Notes payable, net of current portion	3,156,555	3,123,617
Derivative liabilities- interest rate swap	-	265,804
Other long-term liabilities	553,464	553,464
Deferred revenue - license arrangement and 1603 Grant, net of current portion	1,936,954	1,967,839
Deferred revenue - power purchase contract	4,148,404	4,058,924
Deferred income taxes	42,000	42,000
Total long-term liabilities	19,328,904	19,044,382

REDEEMABLE PREFERRED MEMBERSHIP INTERESTS	2,518,450	2,518,450

REDEEMABLE CUMULATIVE PREFERRED STOCK OF SUBSIDIARY	1,630,000	1,580,000

STOCKHOLDERS' EQUITY
Controlling interest in equity:
Preferred Stock, 20,000,000 shares authorized
Series A convertible preferred stock - $.0001 par value, 4,560,000 and 4,820,000 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively (liquidation preference of $5,518,000 and $5,836,000 at March 31, 2014 and December 31, 2013, respectively)	2,386,719	2,569,683
Series B convertible preferred stock - $.0001 par value, 5,966,792 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	11,392,403	11,392,403
Common Stock - $.0001 par value; 100,000,000 shares authorized, 25,424,430 and 24,449,626 issued and 25,234,826 and 24,260,022 outstanding March 31, 2014 and December 31, 2013, respectively	2,503	2,445
Additional paid-in capital	9,694,608	9,348,324
Treasury stock, 189,604 shares held by the Company at March 31, 2014, and December 31, 2013	(218,965)	(218,965)
Accumulated deficit	(22,477,097)	(21,421,071)
Total equity attributable to Juhl Energy, Inc.	780,171	1,672,819
Noncontrolling interest in equity	1,044,091	1,410,327
Total stockholders' equity	1,824,262	3,083,146

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,173,572	$32,287,718

The accompanying notes are an integral part of these consolidated statements.

The following table presents information on assets and liabilities related to a VIE that is consolidated by the Company at March 31, 2014 and December 31, 2013. The difference between total VIE assets and liabilities represents the Company's interests in those entities, which were eliminated in consolidation.

	MARCH 31,	DECEMBER 31,
	2014	2013
	(unaudited)
Cash	$487,555	$119,734
Restricted cash	-	374,443
Accounts receivable and other current assets	208,483	221,955
Property and equipment, net	14,836,934	15,003,771
All other assets	800,000	800,000
Total assets	$16,332,972	$16,519,903

Accounts payable and accrued expenses	$351,107	$403,533
Derivative liabilities	-	460,000
Deferred revenue- power purchase contract	34,469	30,597
Nonrecourse debt	9,750,000	9,177,788
Total liabilities	$10,135,576	$10,071,918

The assets of the consolidated VIEs are used to settle the liabilities of those entities. Liabilities are nonrecourse to the general credit of the Company.

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2014 AND 2013

	2014		2013
	(unaudited)		(unaudited)

REVENUE	$3,215,926	100.0%	$2,530,998	100.0%

COST OF GOODS SOLD	2,430,012	75.6	1,738,493	68.7

GROSS PROFIT	785,914	24.4	792,505	31.3

OPERATING EXPENSES
General and administrative expenses	823,643	25.6	553,109	21.9
Payroll and employee benefits	880,937	27.5	606,013	23.9
Wind farm management expenses	113,784	3.5	103,155	4.1
Total operating expenses	1,818,364	56.6	1,262,277	49.9

OPERATING INCOME (LOSS)	(1,032,450)	(32.2)	(469,772)	(18.6)

OTHER INCOME (EXPENSE)
Interest income	184	0.0	1,612	0.1
Interest expense	(204,182)	(6.3)	(209,019)	(8.3)
Gain (loss) on fair value of interest rate swap	(74,673)	(2.2)	94,157	3.7
Total other income (expense), net	(278,671)	(8.5)	(113,250)	(4.5)

INCOME (LOSS) BEFORE INCOME TAXES	(1,311,121)	(40.7)	(583,022)	(23.1)

INCOME TAX EXPENSE	-	0.0	-	0.0

NET INCOME (LOSS)	(1,311,121)	(40.7)	(583,022)	(23.1)

LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(366,236)	11.3	6,067	(0.2)

NET INCOME (LOSS) ATTRIBUTABLE TO JUHL ENERGY, INC.	$(944,885)	(29.4)%	$(589,089)	(23.3)%

PREFERRED DIVIDENDS	111,141		100,450

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,056,026)		$(689,539)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC & DILUTED	24,580,883		23,174,302

NET INCOME (LOSS) PER SHARE
BASIC & DILUTED	$(0.04)		$(0.03)

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE QUARTER ENDED MARCH 31, 2014

										Total
			Convertible		Convertible					Stockholders'
			Preferred Stock		Preferred Stock		Additional			Equity-		Total
	Common Stock		Series A		Series B		Paid-In	Treasury	Accumulated	Juhl	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Energy	Interest	Equity

BALANCE -December 31, 2013	24,449,626	$2,445	4,820,000	$2,569,683	5,966,792	$11,392,403	$9,348,324	$(218,965)	$(21,421,071)	$1,672,819	$1,410,327	$3,083,146

Net income (loss)	-	-	-	-	-	-	-	-	(944,885)	(944,885)	(366,236)	(1,311,121)

Stock-based compensation	250,000	25	-	-	-	-	145,236	-	-	145,261	-	145,261

Series A preferred stock dividend paid in common stock	33,265	3	-	(5,316)	-	-	5,313	-	-	-	-	-

Series A preferred stock dividend paid with promissory note	-	-	-	(46,613)	-	-		-	-	(46,613)	-	(46,613)

Issuance of common stock upon conversion of Series A preferred stock	260,000	26	(260,000)	(131,035)	-	-	131,009	-	-	-	-	-

Issuance of common stock for acquisition of PVPower	431,539	4	-	-	-	-	64,726	-	-	64,730	-	64,730

Dividends on subsidiary preferred stock paid in cash	-	-	-	-	-	-	-	-	(35,588)	(35,588)	-	(35,588)

Dividends paid on preferred membership interests in wind farms and other distributions	-	-	-	-	-	-	-	-	(75,553)	(75,553)	-	(75,553)

BALANCE -March 31, 2014 (unaudited)	25,424,430	$2,503	4,560,000	$2,386,719	5,966,792	$11,392,403	$9,694,608	$(218,965)	$(22,477,097)	$780,171	$1,044,091	$1,824,262

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 30, 2014 AND 2013

	2014	2013
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,311,121)	$(583,022)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	344,940	403,510
Stock-based compensation	145,261	11,559
(Gain) loss on fair value of interest rate swap	74,673	(94,157)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,242,201	93,384
Work-in-progress	(3,810)	(44,193)
Inventory	(11,125)	(1,184)
Costs and estimated earnings in excess of billings	849,241	-
Other current assets	(124,232)	(45,257)
Accounts payable	(1,034,352)	107,775
Promissory notes payable	38,624	38,623
Accrued expenses	81,208	113,415
Derivative instruments - interest rate swap	(632,000)	-
Deferred revenue	72,730	40,654
Other	(10,337)	(1,000)
Net cash provided by (used in) operating activities	(278,099)	40,107

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from short-term investments	-	67,466
Payable to former owners of acquired company	-	(735,872)
Payments for project development costs, net of reimbursements	(46,307)	(237,280)
Payments for property and equipment	(15,473)	(67,576)
Net cash provided by (used in) investing activities	(61,780)	(973,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	256,217	(302,201)
Escrow deposits related to long-term debt, net	(49,375)	(46,726)
Cash dividends paid	(111,141)	(79,603)
Proceeds from sale of preferred stock of subsidiary	50,000	-
Proceeds from notes payable	642,212	280,000
Principal payments on bank notes payable	(180,835)	(83,377)
Payments of loan costs	(195,930)	-
Net cash provided by (used in) financing activities	411,148	(231,907)

NET INCREASE (DECREASE) IN CASH	71,269	(1,165,062)

CASH BEGINNING OF THE PERIOD	1,280,681	2,031,039

CASH END OF THE PERIOD	$1,351,950	$865,977

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$164,075	$23,003

NONCASH INVESTING AND FINANCING ACTIVITIES
Series A dividend payment in common stock	$5,316	$98,542
Issuance of common stock upon conversion of Series A preferred stock	$131,035	$-
Issuance of promissory note for Series A preferred stock dividend	$46,613	$-
Use of escrow funds to reduce due to former owners of acquired company	$-	$250,000
Issuance of common stock for PVPower acquisition	$64,730	$-
Series A preferred stock dividend	$-	$96,400

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013 which was filed with the Securities and Exchange Commission as amended on April 7, 2014.

In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.  The results reported in these condensed consolidated interim financial statements should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2014.

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

The net assets acquired from PVPower, Inc. of less than $100,000 have been incorporated into our subsidiary, JRES, as of the acquisition date in February 2014. The 431,539 of shares of common stock issued to PVPower in the acquisition as shown in the statement of changes in stockholders’ equity includes the effect of retiring the 168,461 shares of common stock that the Company received as its portion of the share consideration resulting from its previous ownership interest in PVPower.

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

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

USE OF ESTIMATES

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recognition; realizability of accounts receivable; determination of the primary beneficiary of a variable interest entity; the assumptions used in the impairment analysis of long-lived assets and goodwill; valuation of deferred tax assets, deferred power purchase contract revenue, stock-based compensation and warrants, asset retirement obligations, derivative instruments, assumptions used in the computation of contingent liabilities and estimating the fair value of acquired assets and liabilities, and other contingencies. It is at least reasonably possible that these estimates will change in the future. Actual amounts may differ from these estimates, and such differences may be material to the consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and intangible assets in accordance with the accounting guidance which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Amortization expense, including amounts for deferred loan costs, for the three-month periods ended March 31, 2014 and 2013 was approximately $20,000 and $88,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at March 31, 2014 and December 31, 2013 due to the short maturity nature of these instruments. The carrying value of restricted cash and short-term investments approximate their fair value based on quoted market prices. The Company believes the carrying amount of the long-term debt approximates the fair value due to a significant portion of total indebtedness containing variable interest rates and these rates are market interest rates for these borrowings.

2.            CONCENTRATIONS

The Company derived approximately 63% of its revenue for the quarter ended March 31, 2014 from four customers primarily as a result of development and construction revenue, engineering consulting services and electricity sales. The Company derived approximately 65% of its revenue for the quarter ended March 31, 2013 from three customers primarily as a result of electricity sales and engineering consulting services. At March 31, 2014 and December 31, 2013, 59% and 64% of the Company's accounts receivable were due from four and two customers, respectively.

3.            LIQUIDITY

During 2012, 2013 and for the quarter ended March 31, 2014, the Company incurred losses from operations and experienced negative cash flows from operating activities. This is primarily attributable to the highly cyclical nature of the wind farm development and construction aspects of our business model, which is subject to risks and uncertainties surrounding project timing, financing and legislated energy policy, and the launch of maintenance services to the telecommunications industry in March 2013. The Company has worked to stabilize its operations by diversifying its business model with recurring revenue and profit streams in order to offset or minimize the fluctuations in our wind farm development and construction operating activities. Based upon current operating levels and obligations, the Company plans to achieve profitability improvement in the Company’s Energy and Telecommunications Services and Renewable Power Plant Ownership business segments that were added or expanded since October 2011, and efforts in 2013 to provide recurring profitable revenue streams from tower maintenance contract services.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

During 2013 and through the first quarter of 2014, the Company augmented its current working capital through a private sale of 1,450,000 shares of Series A preferred stock of its subsidiary, Juhl Renewable Assets, which raised $1.45 million in order to replenish a portion of the approximate $2.4 million of cash funds that were previously invested into three wind farm projects from internal operations. Subsequent to March 31, 2014, Juhl Renewable Assets has raised an additional $375,000 of its Series A preferred stock. We believe that funds generated from existing contractual agreements, together with existing cash resources and expense management, will be sufficient to finance our operations and planned capital expenditures and sustain operations for the next twelve months. Our future profitability will be highly dependent on the success of our towers business, our ability to develop and construct wind projects, and to continue to improve our operating margins. If the Company is unable generate positive cash flows from the operating, investing, and financing activities discussed above, it may be required to perform other cost saving procedures. We are also planning additional capital raises through additional preferred stock and common stock sales. There can be no assurance that these capital raises will be successful.

4.             ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2014	December 31, 2013 *
Accounts receivable	$1,844,015	$2,882,744
Unbilled receivables	-	202,250
Other receivables	18,142	19,364
Allowance for doubtful accounts	(57,680)	(57,680)
Total	$1,804,477	$3,046,678

* Derived from December 31, 2013 audited financial statements.

5.             PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2014	December 31, 2013 *
Land and improvements	$82,958	$82,958
Building and improvements	292,690	292,690
Equipment, including vehicles	790,893	775,420
Turbines and improvements	25,817,228	25,817,228
Construction in process	7,626	7,626
Subtotal	26,991,395	26,975,922
Less accumulated depreciation	(3,483,072)	(3,144,242)
Total	$23,508,323	$23,831,680

* Derived from December 31, 2013 audited financial statements.

Depreciation expense, including amounts for grant liability amortization, was approximately $325,000 and $316,000 for the quarters ended March 31, 2014 and 2013, respectively.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

6.             INCOME TAXES

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the quarter ended March 31, 2014:

	2014		2013
Statutory tax rate	$(446,000)	34.0%	$(198,000)	34.0%
States taxes, net of federal benefit	(78,000)	6.0	(35,000)	6.0
Nondeductible income/expenses	-	-	(41,000)	7.1
Other, net	(4,000)	0.3	6,000	(1.1)
Increase in valuation allowance	528,000	(40.3)	268,000	(46.0)
	$-	-%	$-	-%

7.             NOTES PAYABLE

Notes payable consists of the following:

	March 31, 2014	December 31, 2013 *

Note payable to a turbine supplier, including interest at 6%, payable solely through 95% of net cash flows from a wind project; secured by Company’s first secured rights arising out of its Development and Construction Services Agreement with the underlying project. The note payable has been classified as long-term based on estimated payments from project cash flows. Increases in amounts represent accrued interest.	$3,107,219	$3,068,595

Note payable to a bank with revolving draw feature; $600,000 maximum loan amount subject to borrowing base consisting of 80% of eligible accounts receivable; interest at the Wall Street Journal prime rate plus 2.25% (5.5% at March 31, 2014 and December 31, 2013); due December 2014, interest payable monthly; collateralized by all assets of PEC; guaranteed by Juhl Energy.	400,000	330,000

Note payable to a bank with revolving draw feature; $500,000 maximum loan amount subject to borrowing base consisting of 80% of eligible accounts receivable; interest at the Wall Street Journal prime rate plus 2.25% (5.5% at March 31, 2014); due June 2014, interest payable monthly; collateralized by all assets of JTS; guaranteed by Juhl Energy	283,049	385,963

Note payable to bank, due December 2018, with interest at 5.75%; payable in monthly installments of $1,354, and balloon payment of $123,000 at maturity collateralized by land and building, rights to payment under leases, and guaranteed by Juhl Energy.	160,411	162,000

Note payable to bank, due December 2018, with interest at 4.75%; payable in monthly installments of $1,354, collateralized by restricted short-term investments.	83,574	87,671
Total Notes Payable	4,034,253	4,034,229
Less current portion	(877,698)	(910,612)
Long-term portion	$3,156,555	$3,123,617

* Derived from December 31, 2013 audited financial statements.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

At December 31, 2013 and March 31, 2014 and as of the date of this filing, we were not in compliance with certain debt covenants with respect to the revolving note agreement for JTS and as such, the note is subject to a payoff demand by the lender. The non-compliance has no impact on the classification of the note as it is recorded as a current liability. The note is also subject to a parent guarantee. The Company will pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking additional debt covenant waivers or amendments or refinancing debt with other financial institutions. There can be no assurance that debt covenant waivers or amendments would be obtained, if needed, or that the debt could be refinanced with other financial institutions on favorable terms.

 8.            NONRECOURSE DEBT

Nonrecourse debt obligations consist of the following:

	March 31, 2014	December 31, 2013 *
Note payable to bank, due January 2016, with interest at 5.5%; payable in quarterly installments of $82,031, collateralized by Woodstock Hills assets including turbines and improvements, rights to payment under leases and the power purchase contract.	$617,266	$689,501

Note payable to bank, due in April 2026, payable in semi-annual payments of principal and interest. Interest rate floats at 6-month LIBOR plus 3.25 basis points totaling approximately 3.60% at both March 31, 2014 and December 31, 2013, with 75% of the loan balance subject to an interest rate swap arrangement, which fixes this portion of the debt at approximately 6.96% through March 31, 2014 and December 31, 2013; collateralized by all Valley View wind farm project assets; note was refinanced in March 2014	-	9,177,788

Note payable to bank, due in September 2026, payable in quarterly payments of principal and interest. Approximately 85% of the loan balance currently carries a fixed rate of 5.39%. Approximately 15% of the loan balance carries a variable interest rate at 300 basis points over the one month LIBO rate (currently 3.16%) ; interest rates will increase by 25 basis points (.25%) every three years ; collateralized by all Valley View wind farm project assets	9,750,000	-
Total nonrecourse debt	10,367,266	9,867,289
Less current portion	(875,739)	(834,555)
Long-term portion	$9,491,527	$9,032,734

* Derived from December 31, 2013 audited financial statements.

Refinancing of nonrecourse debt

At March 31, 2014, the nonrecourse debt of the Valley View wind farm was refinanced through a new bank in order to improve cash flow through interest savings over the term of the loan. The new facility provides for a loan of $9,750,000 together with letter of credit instruments to meet credit obligations under the power purchase contract and a debt service reserve. The cumulative weighted average rate of the loan is expected to be approximately 5.8%. The interest rate swap arrangement described in Note 9 was terminated as a part of the refinancing and settled for approximately $632,000 in March 2014.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

9.             DERIVATIVE FINANCIAL INSTRUMENT INTEREST RATE SWAP

The Company had an interest rate swap agreement to effectively convert borrowings under a long-term nonrecourse debt arrangement from a variable interest rate to a fixed interest rate of approximately 6.96% during its 15-year term. The interest rate swap arrangement was terminated at March 31, 2014 with a payment for approximately $632,000 as a part of a refinancing of the related loan.

The fair value of the interest rate swap agreement obligation approximated $460,000 at December 31, 2013, and was recorded as a current and long-term liability in the balance sheet.

The following table provides details regarding the losses from the Company's derivative instruments in the consolidated statements of operations, none of which are designated as effective hedging instruments:

		Quarter ended March 31,
Instrument	Statement of operations location	2014	2013
Interest rate swap	Other income (expense)	$(74,673)	$94,157

10.          STOCK-BASED COMPENSATION

The Company has an incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and any other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. The maximum shares reserved under the plan is 4,500,000 shares. As of March 31, 2014, the Company had 3,660,000 shares available for award under the plan.

Stock Options

In March 2014, the Company issued stock options to purchase 25,000 shares of common stock to an employee under the incentive compensation plan at an exercise price of $0.38 per share (the closing price of the stock as of the date of issuance). The options expire ten years from the date of grant and vest over four years. The following Black-Scholes option-pricing model assumptions were used: underlying price of $0.38, dividend yield of 0%, expected volatility 117%, risk free rate of 2.7%, and expected life of 5.25 years.

The following table summarizes information for options outstanding and exercisable at March 31, 2014:

	Weighted Average Exercise Price	Option Shares
Outstanding at December 31, 2013	$1.60	1,910,000
Granted	$0.38	25,000
Cancelled	$1.59	(1,345,000)
Outstanding at March 31, 2014	$1.41	590,000

Options exercisable at the end of the period	$1.63	446,250

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

The following table summarizes information for options outstanding and exercisable at March 31, 2014:

Range of Prices	Options Outstanding	Options Outstanding Weighted Avg. Remaining Contractual Term in Years	Options Outstanding Weighted Avg. Exercise Price	Options Exercisable	Options Exercisable Weighted Avg. Exercise Price
$.38	25,000	10	$0.38	6,250	$0.38
$.77	250,000	8	$0.77	125,000	$0.77
$2.00	315,000	5	$2.00	315,000	$2.00
$.77–2.00	590,000	6	$1.41	446,250	$1.63

Issuance of restricted stock

In February 2014, we issued an aggregate of 250,000 restricted shares of common stock to a consultant which vest over a 15-month period and are subject to lock-up restrictions. The stock was awarded pursuant to a Restricted Stock Award Agreement under the incentive compensation plan.

Stock warrants

In February and March 2014, the Company issued stock warrants to purchase an aggregate of 5,520,000 shares of common stock to directors, officers and service providers at an exercise prices ranging from $0.21 to $.35 per share (the closing price of the stock as of the date of issuance). The warrants were issued pursuant to Warrant Agreements that are outside of the incentive compensation plan. The warrants carry an exercise price ranging from of $.21 to $.35 per share and expire ten years from the date of grant. The warrants vest over twenty months. The fair value of each warrant is estimated on the date of issuance using the Black-Scholes option-pricing model. For warrants issued in 2014, the following Black-Scholes option-pricing model assumptions were used, underlying price of $0.21-$.35, dividend yield of 0%, expected volatility of 117%, risk-free interest rate of 1.75%, and average expected life of 5.75 years. Based on the pricing model, the Company expensed approximately $129,000 in the quarter ended March 31, 2014.

The following table summarizes information for warrants outstanding and vested at March 31, 2014:

Issue Date	Number of Warrants	Expiration Date	Exercise Price Per Share	Warrants Vested
December 2009	100,000	December 2014	$1.25	100,000
September 2012	50,000	December 2015	$0.50	50,000
February 2014	3,500,000	February 2024	$0.21	437,500
March 2014	2,020,000	March 2024	$0.35	162,500
Total	5,670,000			587,500

Stock compensation expense

For the three months ended March 31, 2014, the Company recognized approximately $145,000 of stock compensation expense.  As of March 31, 2014, there was approximately $984,000 total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of approximately 2 years.

11.          BUSINESS SEGMENTS

For the year ended December 31, 2013 and beyond, the Company’s reportable segments have been changed to better fit how we manage and view the business given changes that we have made to our internal management structure, increased efforts in the solar industry and the addition of tower maintenance services. Under the new reportable segment structure, we will continue to segment the ownership of renewable power plant ownership. The segment information presented below conforms 2013 information to the 2014 presentation.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

The Company groups its operations into three business segments:

Renewable Energy Development	Wind, solar and cogeneration energy development, construction and related products and services.
Renewable Power Plant Ownership	Ownership and operations of consolidated wind farms or other clean energy investments.
Energy and Field Services	Business-to-business engineering consulting services, asset management, and turbine and tower maintenance services.

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

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	For the Quarter Ended March 31,
	2014	2013
Revenue:
Renewable energy development	$519,787	$15,413
Renewable power plant ownership	827,560	712,470
Energy & field services	1,986,436	1,911,736
Eliminations	(117,857)	(108,621)
Total Revenue	$3,215,926	$2,530,998

Income (loss) from operations:
Renewable energy development	$(33,323)	$(191,814)
Renewable power plant ownership	255,365	116,504
Energy & field services	(352,685)	121,887
Corporate and other	(901,807)	(516,349)
Eliminations	-	-
Income (loss) from operations	(1,032,450)	(469,772)
Other income (loss), net	(278,671)	(113,250)
Income (loss) before income taxes	$(1,311,121)	$(583,022)

	As of March 31, 2014	As of March 31, 2013
Total Assets:
Renewable energy development	$1,158,148	$1,223,366
Renewable power plant ownership	25,436,349	27,210,586
Energy & field services	2,970,414	2,082,758
Corporate and other	608,661	1,432,268
Total assets	$30,173,572	$31,948,978

12.           LEGAL PROCEEDINGS

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

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

13.           PREFERRED STOCK

Preferred stock transactions

Effective February 18, 2014, the Company entered into a Securities Purchase Agreement with the primary Series A Preferred stockholder whereby the Company agreed to purchase 10,398,750 shares of Preferred Stock of the Company held by such stockholder (consisting of 4,560,000 shares of Series A Preferred Stock and 5,838,750 shares of Series B Preferred Stock) for a total purchase price of approximately $2,184,000. The Company agreed to pay the purchase price in the following manner: (i) pay a non-refundable $40,000 deposit on date of execution of the Purchase Agreement; (ii) pay a non-refundable payment of $40,000 on or before March 15, 2014; and (iii) issue Seller an amortizing promissory note on April 1, 2014, with a principal sum of $2,104,000 for the remaining balance of the Purchase Price, with an interest rate of 8% and a maturity date of May 1, 2015. The Purchase Price was satisfied and the conditions were met, and the transaction closed on April 1, 2014. The note will be repaid via 50% of proceeds raised from a planned common stock offering, along with minimum cash payments of $40,000 per month, with the remaining principal due in May 2015.

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

The primary Series A Preferred stockholder also agreed to reduce its dividend payable on January 1, 2014 by 50% and accepted a promissory note bearing interest at 8% for the remaining half of the dividend, or $46,613, payable in cash in May 2015.

On February 20, 2014, we entered into a Conversion Agreement with Daybreak Special Situations Master Fund, LTD., (“Daybreak”), the other holder of our Series A Preferred Stock with Vision, whereby Daybreak converted its 260,000 shares of Series A Preferred Stock of the Company into 260,000 shares of common stock of the Company. In consideration for such conversion, the Company delivered the following to Daybreak: (i) $10,000 in cash and (ii) a put option for 60,000 shares of common stock of the Company, in which Daybreak has the right to require the Company to purchase such shares at $.25 during the 90 day period following the closing of the transaction, as set forth in the Put Option Agreement that Daybreak and the Company entered into simultaneously with the Conversion Agreement.

Subsidiary preferred stock offering

During the first quarter of 2014, our subsidiary, Juhl Renewable Assets, commenced a new private sale of its Series A Preferred Stock with the intention of raising up to $3,000,000 for the acquisition of specific assets of comparable value, and for other purposes. Subsequent to March 31, 2014, Juhl Renewable Assets has raised an additional $375,000 of its Series A preferred stock from this private sale.

14.           SUBSEQUENT EVENT

On May 1, 2014, the Company filed a registration statement on Form S-1 with the SEC to register 15,000,000 shares of common stock of the Company.  There can be no assurance that we will complete this offering.

On April 14, 2014, the Company entered into a purchase agreement for the purchase of 100% of the membership interests of limited liabilities companies comprising 3.2 MW of wind energy facilities. The purchase price is approximately $2,000,000 subject to working capital adjustments. The closing date is expected to be in June 2014. The closing is subject to consent by the existing lenders or the Company obtaining an alternative debt financing arrangement.

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

BUSINESS OVERVIEW

Overview

Juhl Energy is an established leader in the clean and renewable-energy industry. Juhl Energy historically focused on community wind power development, management and ownership, throughout the United States. We are one of the few companies other than utility based conglomerates that handle all aspects of wind project development, through our operating subsidiaries, including full development and ownership of wind farms, general consultation on wind projects, construction management of wind farm projects and system operations and maintenance for completed wind farms, which results in multiple revenue streams. The primary focus of our wind power development business has been to build 5 MW to 80 MW wind farms jointly owned by local communities, farm owners, environmentally-concerned investors, and our Company. The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power. Our development of community wind power systems generally results in landowners owning a portion of the long-term equity in the wind farm that resides on their land. We pioneered community wind power systems in developing the currently accepted financial, operational and legal structure providing local ownership of medium to large scale wind farms. Since 1999, we have completed 23 wind farm projects, accounting for approximately 240 MW of wind power that currently operate in the Midwest region of the United States, and we provide operation management and oversight to wind generation facilities generating approximately 88 MW, through our subsidiary, Juhl Energy Services. Currently, we have 20 projects in various stages of development with an aggregate wind power generating capacity of approximately 295 MW (5 of which we are actively developing with an aggregate wind power generating capacity of approximately 89 MW and 15 of which are early stage wind development opportunities, which includes projects undergoing feasibility analysis, with an aggregate wind power generating capacity of approximately 206 MW). The 20 wind farm projects, all of which are on-shore type projects, are located in the United States and Canada and make up our development pipeline.

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

We believe that the expansion into engineering consulting services with the acquisition of PEC in 2012 has significantly increased our ability to grow our revenues beyond development and construction of community wind projects into the full range of clean energy projects including natural gas, biomass, waste-to-energy, medium-to-large on-site solar, and support to larger wind farm construction. We have experienced growth in revenues for PEC and expect this to continue, complimented by our experience in wind farm development and construction.

With our entry into the U.S. telecommunication industry, through Juhl Tower Services, a wholly-owned subsidiary of Juhl Energy Services (as discussed below), we perform implementation and maintenance activities on cellular communication towers. Juhl Tower Services enters into contracts with the owners of the cellular communication towers that lease antenna space to wireless service companies and radio and television broadcasters. Such contracts are structured whereby Juhl Tower Services is engaged as a subcontractor to maintain equipment on cellular towers for the owners of the cellular towers. Juhl Tower Services provides us the opportunity to utilize our experience of providing maintenance to wind turbines and apply that to cellular communication towers, with the recruitment of crew leaders and operations personnel with substantial experience in servicing cellular equipment. Further, we believe that such entry into the telecommunications industry exemplifies our strategy to diversify our service offerings, allowing us to capitalize on the growth of the telecommunication industry and the resulting demand for infrastructure, including the cellular communication towers, by using our expertise gained from the maintenance of turbines in our core business of wind farm development. To date, we have worked on 209 cell towers, and we are now collecting revenue. Our expectation is that such contracts will lead to a predictable, profitable revenue stream in the remaining quarters of 2014.

How We Operate

The Company's business segments are separate business units that offer different products.  A review of our business segments provides a better understanding of the how the Company manages and evaluates its businesses. The Company groups its operations into three business segments:

Renewable Energy Development	Wind, solar and cogeneration energy development, construction and related products and services.
Renewable Power Plant Ownership	Ownership and operations of consolidated wind farms or other clean energy investments.
Energy & Field Services	Business-to-business engineering consulting services, asset management, and turbine and tower maintenance services.

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

We hold contract rights, are involved with projects in development and under negotiation, and provide development activities in the wind power industry. After wind farms are operational, we seek administrative services agreements to provide for management and administrative services to operating wind farms, along with turbine and balance of plant maintenance services. Our current assets include four development services agreements, ownership of two project entities that carry power purchase contracts, twelve projects in early development stages, and three agreements to conduct wind power feasibility studies.

The renewable power plant ownership segment of our business primarily includes the sales of electricity generated from wind energy facilities with long-term, take-or-pay power purchase contracts with a utility purchaser.  The electricity sales are typically billed on a monthly basis to the utility.  The wind farms’ operational expenses generally include turbine and balance of plant maintenance fees, equipment repairs, land lease payments, administrative expenses, and debt service costs.

Due to the anticipated increased demand for electricity from alternative energy sources in 2014 and beyond, we believe the demand for wind energy developments and consumer-owned renewable energy products will be stable or will increase in the foreseeable future (even if the production tax credits expired for new projects commencing in 2014). Our revenues from wind farm development will continue to be subject to shifts in timing due to project development delays resulting from our ability to obtain financing and regulatory and permitting approvals among other reasons.  Thus, our strategy is to remain well-positioned for predictable revenue growth with the addition of new products and service offerings such as engineering consulting services, solar-powered installations and cellular tower maintenance services that are outside the scope of wind farm development projects.

Factors Affecting Our Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our portfolio of wind farms and renewable assets, demand for renewable energy, governmental policies, general market conditions (including financing of renewable energy projects), entry into the telecommunications industry, and site selection for our development projects.

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

Demand for Renewable Energy

Growth in wind power and other renewables is being driven by several environmental and socio-economic factors including:

●	ongoing increases in demand for electricity as a result of population growth and growth in energy consuming devices such as computers, televisions and air conditioning systems;

●	the fluctuating costs of fuel required to operate existing conventional electric generation facilities such as coal, natural gas, nuclear and oil;

●	uncertainty surrounding the growth potential of nuclear power plants and decommissioning of coal-fired power plants;

●	the shorter development time frame of wind projects as compared with natural gas plants and the greater flexibility of wind projects to adapt to changing conditions; and

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

Government Policies

Historically, our wind projects have been subject in part to various federal, state or local governmental policies that support or incentivize projects from an economic standpoint.  Such policies include legislation that aims to reduce energy usage and dependence and promote the use of renewable energy. Incentives provided by the federal government may include tax credits (such as PTCs), tax deductions, accelerated depreciation, and federal grants and loan guarantees.  Incentives provided by state governments include renewable portfolio standards (RPS) which specify the amount of energy utilized by local utility companies that must be derived from sources of clean energy including wind and solar.  A number of federal government incentives focused on reducing costs of wind energy production have recently expired or are set to expire in the near term.  Specifically, the PTC was recently extended (beyond the previous expiration date of December 31, 2013) and applies to all wind projects that began construction in 2013, even if estimated completion is one to two years out, which we believe will help support the development of American wind energy resources and sustain its growth in the short term. The PTC's have now expired for wind projects commencing in 2014.

However, overall, failure to extend or renew these or similar incentives in the future and the absence of a long-term energy policy that focuses on the sustainability of the renewable energy industry could have a material adverse impact on our business, results of operation, financial performance and future development of our wind energy projects.

Telecommunications Industry

We feel that our entry into the telecommunications industry through Juhl Tower Services is a natural fit as a service provider to wind generating towers, and will provide a steady revenue stream, in the fast growing telecommunications industry. To keep up with demand, wireless networks are expanding coverage areas served by their specific service, which includes increasing the number of cellular communication towers for their network. These trends have accelerated the demand for cellular communication towers, leading to opportunities for maintenance services of the towers.

There are significant start-up costs associated with the telecommunications market to provide services, including equipment acquisition, hiring and training of personnel, field expenses and back office infrastructure. The financial results of tower services can be significantly affected by seasonal weather patterns, crew productivity, project site planning, and managing the processes surrounding project data and billing. We incurred significant costs during 2013 for start-up and organizational purposes, establishing our presence in the market, and managing productivity, and incurred a significant net loss in 2013 and 2014 to date as a result. Despite such reportable losses, we believe that, at this time, Juhl Tower Services is well positioned to provide service to cellular communication tower operators and owners.

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

Results of Operations

Comparison of Three-Month Periods Ended March 31, 2014 and March 31, 2013

Overview

Our general activity during the first quarter of 2014 was primarily focused on the following activities:

Renewable Energy Development

We continued our active development, through Juhl Energy Development, of five wind farm projects comprising approximately 89 MW of development in Midwestern, western and eastern regions of the United States. This allows us to diversify our development portfolio by adding projects throughout North America and in the regions that generally experience higher electric rates.

In January 2014, we completed the installation of two power-producing wind turbines and related project development activities at the Honda Transmission Manufacturing of America, Inc. (“Honda”) plant in Russells Point, Ohio. With the operation of this 3.4 MW wind energy facility, the Honda transmission plant is the first major automotive plant to obtain a portion of its electricity generated from wind turbines located on its property.

During the first quarter 2014, we acquired the assets of PVPower, an online provider of primarily solar-related products. This online system allows for the direct purchases by consumers or small businesses, and in turn, provides lead generation for solar system implementation project work. We invested in additional selling capabilities by adding two salespersons and have been actively prospecting for solar-related business opportunities in mostly the upper Midwest region. Our prospect pipeline of solar-related products and services has been growing and we expect to achieve profitability by year-end on our investments into this complement to our wind development activity.

Renewable Power Plant Ownership

We continued our focus on identifying existing renewable energy generating assets for purposes of acquiring ownership by our subsidiary, Juhl Renewable Assets.  In April 2014, the Company entered into a purchase agreement for the purchase of 100% of the membership interests of limited liabilities companies comprising 3.2 MW of wind energy facilities in Iowa. The closing is subject to consent by the existing lenders, or the Company obtaining an alternative debt financing arrangement. A closing is expected in June 2014.

Energy & Field Services

During the first quarter of 2014, we have successfully entered into agreements that establish at least eight additional customer relationships for tower maintenance services for our Juhl Tower Services subsidiary. These new customer relationships will reduce reliance on any one particular customer, provides for opportunities to work in different geographic areas due to seasonal weather conditions, and we believe it will positively influence the pricing that we may obtain for our work. To date, Juhl Tower Services has provided services on more than 200 cell towers. We continue to review our cost effectiveness in establishing this tower services capability. In January 2014, we restructured our management personnel and acquired and trained experienced crew personnel in response to our ineffective performance during our launch in 2013.

Revenue

Total revenue increased by approximately $685,000, or 27%, from approximately $2,531,000 for the quarter ended March 31, 2013, to approximately $3,216,000 for the quarter ended March 31, 2014.

A comparison of our revenue for the quarter ended March 31, 2014 and 2013 is as follows:

	March 31,
	2014	2013
Revenue:
Renewable energy development	$520,000	$15,000
Renewable power plant ownership	828,000	713,000
Energy & field services	1,986,000	1,912,000
Eliminations	(118,000)	(109,000)
Total Revenue	$3,216,000	$2,531,000

The Company’s revenue comparisons above have been changed from prior presentations to adapt to our expansion of energy and tower services and power plant ownership that have substantially occurred over the last 24 months.

Renewable Energy Development:

Revenue in the Renewable Energy Development segment increased by approximately $505,000 for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013, primarily as a result of revenue related to the development and construction of the wind facility for Honda in Russells Point, OH. We have not yet recognized any significant revenue from installation of solar projects and related solar products but we expect to earn revenue in 2014 as a result of investments made in early 2014, including the acquisition of the assets of PVPower in February 2014.

Our revenues from development and construction for the remainder of 2014 will be dependent upon a number of factors including project financing arrangements, our ability to reach contractual agreements for turbine supply and construction services, permitting and variable interest entity rules. In May 2014, we have entered into a non-binding term sheet for the financing of our development and construction services related to a 20 MW wind farm in Indiana. The project had commenced construction activities in 2013 to allow utilization of the federal production tax credit prior to its expiration.

Renewable Power Plant Ownership:

Revenue for electricity sales for the quarter ended March 31, 2014 increased by $115,000, or 16%, over 2013 relating to the three wind farms owned by the Company. The increase was primarily related to higher wind speeds during the quarter as compared to a year ago. Revenues will fluctuate as a result of wind speeds in the geographical areas of these wind farms and therefore revenues will vary accordingly. In addition, electricity sales revenue is adjusted based on the use of an accounting revenue recognition policy that reduces the current billing amounts to the average rate over the remainder of the power purchase contract. We are currently considering acquisition of additional wind farm facilities in 2014 if our current capital raises are successful.

Energy & Field Services:

Revenue in the Energy & Field Services segment increased by approximately $74,000, from approximately $1,912,000 for the quarter ended March 31, 2013, to approximately $1,986,000 for the quarter ended March 31, 2014. The increase was primarily related to tower maintenance services which was not yet producing revenue a year ago, although tower maintenance services were negatively affected in 2014 as a result of weather conditions preempting steady work across the Midwest and eastern regions. Revenue from engineering consulting services, as well as wind farm management and maintenance services, were relatively flat for the first quarter 2014 as compared to 2013.

We expect that our revenues for the remainder of 2014 from management and maintenance services will increase significantly as a result of the diversification of our maintenance activities to include cellular communication towers. The revenue increase will be dependent upon a number of factors, including recruitment of talent, contract awards, weather and crew performance. We currently perform turbine maintenance services to 52 MW of wind farms and management services to 85 MW of wind farms, and we have conducted service work on more than 200 cellular towers.  Our completed wind farm developments typically result in new revenue streams for management services.

We expect that engineering consulting services will grow this year as a result of known power plant engineering projects that will commence later this year, although there is some offset due to a large services contract that was active in 2013 but now has been substantially completed. Our business development and production focus will be on work projects that involve utility-scale and central power plants.

Cost of Revenues

Cost of revenues increased by approximately $692,000, or 40% from approximately $1,738,000 for the quarter ended March 31, 2013 to approximately $2,430,000 for the quarter ended March 31, 2014.

The comparison of March 31, 2014 to March 31, 2013 is affected by three primary factors:

●

cost of revenues in 2014 includes an increase of approximately $200,000 for as we invested in additional management and business development personnel, along with growth in engineering personnel as compared to 2013,

●

cost of revenues in 2014 includes an increase of approximately $200,000 of direct labor and project-related expenses incurred in our effort to diversify our maintenance services to include cellular communication towers, whereas in the quarter a year ago, we had just launched the tower maintenance services capability, and

●

cost of revenues in 2014 includes approximately $265,000 of construction costs to complete the wind farm project at Honda in Ohio, whereas there were no construction costs in the comparative quarter a year ago.

Gross margins for the three month period ended March 31, 2014 were flat in comparison to the same period a year ago. The increased margins from construction/development of the Honda wind farm project together with increased electricity sales from the higher wind speeds were offset by net costs of the tower services due to poor weather conditions and lack of backlog and our investments in business development noted in the engineering business.

Operating Expenses

General and Administrative Expenses. General and administrative expenses increased by approximately $271,000 or 49%, from approximately $553,000 for the quarter ended March 31, 2013 to approximately $824,000 for the quarter ended March 31, 2014.

The increase in general and administrative expenses includes $186,000 increase in professional fees with regard to our complexity in annual audit and accounting, legal fees associated with filing requirements associated with being a public company, and legal defense costs not covered by insurance. Other increases include consulting and advertising costs, offset by a reduction in amortization of intangible assets associated with previous acquisitions.

Payroll and Employee Benefits. Payroll and employee benefits expenses increased by approximately $275,000, or 45%, from approximately $606,000 for the quarter ended March 31, 2013 to approximately $881,000 for the quarter ended March 31, 2014.

The increase in payroll and employee benefits is primarily related to:

●	increase of approximately $136,000 of office and administrative salaries and expenses related to the Juhl Tower Services start-up businesses that was just launching a year ago; and
●	increase in stock-based compensation expense of approximately $134,000.

The payroll expenses related to engineering consulting employees who are directly performing engineering activities are recorded in cost of revenues.  Payroll related to maintenance services employees are also considered as a part of cost of revenues.

Wind Farm Administration Expenses. Wind farm administration expenses represent costs that we incur to perform administrative services with respect to our management services contracts, as well as the general and administrative expenses incurred directly within the three wind farm entities, Valley View, Winona Wind, and Woodstock Hills that we are consolidating. Wind farm administration expenses increased by approximately $11,000, or 11%, from approximately $103,000 for the quarter ended March 31, 2013 to approximately $114,000 for the quarter ended March 31, 2014. The increase in expenses was primarily attributable to certain project expenses that are based on revenue performance.

Operating Income (Loss)

Our operating loss represents an increase of approximately $562,000, from an operating loss of approximately $470,000 for the quarter ended March 31, 2013 compared to operating loss of approximately $1,032,000 for the quarter ended March 31, 2014.

With regard to our operating loss for the quarter ended March 31, 2014, approximately $500,000 is related to negative operating margins in establishing the tower services capability of Juhl Tower Services, together with approximately $100,000 for investments into establishing a broader solar business, and increases in our general, administrative and payroll costs as noted above. We did achieve higher operating margins from our wind farm development and electricity sales in the quarter ended March 31, 2014 which helps offset the impact of the increases in operating expenses.

Other Income (Expense)

Other expense increased approximately $165,000 for the quarter ended March 31, 2014 compared to March 31, 2013 primarily due to the fluctuation in fair value of the interest rate swap. The fair value of the interest rate swap arrangement is subject to fluctuation due to changes in the LIBO rate market as evidenced by a fair value gain adjustment of approximately $94,000 for the same quarter a year ago versus the fair value loss adjustment of approximately $75,000 in the current quarter. The interest rate swap arrangement was terminated in March 2014 and no further adjustments will be required.

Net Income (Loss)

Net loss increased by approximately $728,000, or 125%, from a net loss of approximately $583,000 for the quarter ended March 31, 2013 to net loss of approximately $1,311,000 for the quarter ended March 31, 2014.

The $728,000 increase in the quarterly net loss between March 31, 2014 and 2013 is primarily attributable to the operating loss incurred in the Juhl Tower Services activities combined with the operating expense increases noted in stock compensation expense and professional fees as noted the Operating Income (Loss) above.

The net loss variation for the first quarter 2014 as compared to 2013 was positively impacted by approximately $140,000 from our wind farm development and construction activity, noting that our revenue and net income (loss) patterns can be significantly impacted by the timing of the development fee and construction revenue.

Changes in the Financial Condition for the Period ended March 31, 2014

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Accounts receivable of approximately $1,804,000 at March 31, 2014 included approximately $270,000 for construction receivable, approximately $1,120,000 for engineering consulting and tower services open accounts, and approximately $300,000 related to receivables from selling electrical power to a credit-rated utility company. The receivables include an allowance for doubtful accounts of approximately $58,000 which we believe is sufficient to cover any potential uncollectible amounts. Accounts receivable of approximately $3,047,000 at December 31, 2013 included approximately $1,250,000 for construction receivable, approximately $1,294,000 for engineering consulting and tower services open accounts, and approximately $170,000 related to receivables from selling electrical power to a credit-rated utility company.

Property and Equipment

As of March 31, 2014 and December 31, 2013, we held approximately $23,508,000 and $23,832,000 in net book value of property and equipment, respectively.  The assets include approximately $25,730,000 (at original cost) in wind turbine assets of Woodstock Hills, Valley View and Winona County. The wind farm assets were booked at fair value at the time of the acquisition for the Woodstock Hills and Valley View entities, and at book value for Winona County due to common control. Other assets included in property and equipment includes land, buildings, office equipment, shop equipment and service vehicles.

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

At March 31, 2014, we carried approximately $1,350,000 in cash on the balance sheet (excluding restricted cash).  Our unrestricted cash balances increased by approximately $71,000 during the first quarter of 2014. The increase in cash resources since the beginning of the year is primarily related a reduction in restricted cash as a result of the refinancing of the Valley View loan, as well as management of accounts payable balances, offset by the cash needed to absorb working capital needs for the Juhl Tower Services business and increases in operating expenses. Further explanation of the changes within our cash balances is included in the commentary below regarding operating, investing and financing activities.

We have experienced negative operating cash flows during the first quarter of 2014, and for years ended December 31, 2013 and 2012, which is primarily due to the cash used for working capital and funding of the net losses incurred from operations of the Juhl Tower Services business in the approximate amount of $1.8 million, ongoing funding of the cyclical wind development services business, and the 2012 cash purchase of the PEC engineering business. The Company has worked to stabilize its operations by diversifying its business model with recurring revenue and profit streams in order to offset or minimize the fluctuations in our wind farm development and construction operating activities. We have achieved profitability and cash flow improvements in the Company’s engineering consulting services and renewable power plant ownership business segments that were added or expanded in 2012; however, we are currently working to stabilize the working capital requirements of the tower services component launched during the first half of 2013. We have experienced delays in receivables collections within the tower services business due to the detailed requirements of information reporting and billing for the tower services but we believe that we have made necessary improvements to minimize disruption in future receivable collections.

In March 2014, Juhl Renewable Assets commenced a new private sale of its preferred securities with the intention of raising up to $3,000,000 following purposes (i) to payback an intercompany loan, (ii) to purchase additional interest in Valley View wind project, (iii) to purchase additional wind farm assets and iv) other purposes.

On May 1, 2014, we filed a registration statement on Form S-1 with the SEC to register 15,000,000 shares of common stock of the Company.  There can be no assurance that we will complete this offering.

We believe that funds generated from existing cash resources, current contractual agreements, cost controls, improvements in our tower services operations, and public offering will be sufficient to finance our operations and planned capital expenditures through the next 12 months.

Our balance sheet at March 31, 2014 includes a promissory note payable of approximately $3,107,000 to a turbine supplier for amounts due for turbines on the Winona County wind project.  The note was initially payable in April 2012 assuming that the project was able to raise permanent project debt financing. It has proven difficult for the underlying project to obtain outside debt or equity financing as a result of the nature of turbines being a new introduction to the U.S. market together with turbine performance issues. Until such time that debt or other sources of outside financing is achieved, the note is payable through free cash flows available from the Winona County wind project, and as such, approximately $2,943,000 has been classified as long-term based on our assessment of future cash flows that are expected beyond one year. The Company has a secured interest in the Winona County wind project.

The turbine supplier has filed a suit against the Winona County wind project and the Company (and other defendants) for non-payment of the note, among other claims, which the defendants, including the Company, dispute such allegations (as described more fully under “Legal Proceedings”). We do not expect that our liquidity will be affected other than the initial defense costs related to the suit required as a part of our insurance deductible.

We have established a $600,000 bank line of credit for the engineering services business and $500,000 bank line of credit for the tower services business to assist in the funding of business activities using accounts receivable as a borrowing base; however, the bank lines are subject to the amount of open receivables and eligibility requirements, and must be renewed annually. At March 31, 2014 and through the date of this filing, we were not in compliance with certain debt covenants on the tower services line of credit. We are currently seeking a waiver or amendment for these violations.

We are currently analyzing existing wind farm or solar portfolios of owners who may be interested in selling their ownership interests in such portfolios. We would expect to primarily utilize the sale of Juhl Renewable Assets Series A Preferred Stock in combination with resources that we believe will be available to us from outside debt or tax equity resources. We have identified various projects for further analysis, but it is not yet possible to predict whether we will be successful in any negotiations for the acquisition of any such projects. In May 2014, we announced that we reached a definitive purchase agreement to purchase 3.2 MW of wind farm assets in Iowa, and it is expected that the preferred stock offering by Juhl Renewable Assets will be sufficient to complete this purchase. The purchase agreement is contingent upon receiving existing lender approvals by May 30, 2014, or otherwise we must obtain alternative financing by the end of the second quarter.

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

Series A Preferred Stock Transactions

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

Further, on February 20, 2014, we entered into a Conversion Agreement with Daybreak Special Situations Master Fund, LTD., (“Daybreak”), the other holder of our Series A Preferred Stock with Vision, whereby Daybreak converted its 260,000 shares of Series A Preferred Stock of the Company into 260,000 shares of common stock of the Company.  In consideration for such conversion, the Company delivered the following to Daybreak: (i) $10,000 in cash and (ii) a put option for 60,000 shares of common stock of the Company, in which Daybreak has the right to require the Company to purchase such shares at $.25 during the 90 day period following the closing of the transaction, as set forth in the Put Option Agreement that Daybreak and the Company entered into simultaneously with the Conversion Agreement.   Upon completion of the Vision Purchase Agreement on April 1, 2014 and the Daybreak Conversion Agreement on February 20, 2014, Juhl Energy’s capital structure has now been simplified by eliminating all of the Series A Preferred Stock and removing the current quarterly dividend payment that has accompanied the preferred equity held by Vision and Daybreak.

Net Cash – Operating Activities

Net cash used in operating activities increased by approximately $318,000, from the net cash provided by operating activities of approximately $40,000 for the quarter ended March 31, 2013 to net cash used in operating activities of approximately $278,000 for the quarter ended March 31, 2014.

The net cash used in operating activities of $278,000 for the quarter ended March 31, 2014 is primarily due to the cash used for working capital and funding operations of the Juhl Tower Services business, payment to terminate the interest rate swap agreement, and payments of accounts payable. We will continue to manage operating expenses for cash flow control as we seek to diversify our revenue base.

Net Cash – Investing Activities

Net cash used in investing activities decreased by approximately $911,000, from the net cash used in investing activities of approximately $973,000 for the quarter ended March 31, 2013 to net cash used in investing activities of approximately $62,000 for the quarter ended March 31, 2014. The change is primarily attributable to approximately $736,000 of cash payments made in the prior period for the PEC acquisition and approximately $191,000 related to decreased investment in pre-construction wind farm development costs. Property and equipment additions are insignificant across the comparative three-month periods.

Net Cash – Financing Activities

Net cash flow provided by financing activities increased by approximately $643,000, from the net cash flow used in financing activities of approximately $232,000 for the quarter ended March 31 2013 to net cash provided by financing activities of approximately $411,000 for the quarter ended March 31, 2014.  The increase in cash provided by financing activities is primarily attributable to a reduction in restricted cash and additional note proceeds from the Valley View refinancing transaction, net of financing costs.

Impact of Inflation

We expect to be able to pass inflationary increases on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business.

Seasonality

Although our operating history is limited, we do not believe our services are seasonal except for future wind farm construction and operating revenue, which may be impacted by climate in the Upper Midwest.

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

●

The Company has made certain representations and warranties with regard to indemnifications in conjunction with the funding activities of the Grant County wind farm, including potential liabilities for Section 1603 Treasury Grant recapture or tax liabilities attributable to the period prior to the closing date.

Aside from these arrangements, we believe that there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Variable Interest Entities

The Company has determined that one of its wind farm projects is variable interest entity (“VIE”). The footnotes to our consolidated financial statements in this report provide our analysis and judgments with respect to whether or not the Company should consider consolidation of these VIE’s into our consolidated financial statements. We have consolidated one VIE because we believe that we had implicit power to significantly impact the economic performance of the limited liability company associated with that wind farm project.

Item 3. QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2014, the end of the period covered by this report. Based upon management’s evaluation, our Principal Executive Officer and our Principal Financial Officer concluded primarily based on the material weakness in internal control over financial reporting as reported in the Company’s Annual Report on Form 10-K filed on April 7, 2014 that, as of March 31, 2014, our disclosure controls and procedures were not effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, as of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three-month period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On December 5, 2013, Unison Co., Ltd. (“Plaintiff”) filed a civil complaint against Juhl Energy, Juhl Energy Development, Winona Wind Holdings, LLC, Winona County Wind, LLC, members of management, and others (the “Defendants”) in the U.S. District Court for the District of Minnesota. The lawsuit arises out of the purchase of two wind turbine generators from Plaintiff, whereby Juhl Energy Development financed the cost of the wind turbines by obtaining a loan from the Plaintiff. The wind turbines were installed at a wind farm project in Winona County, Minnesota. The complaint purports to state causes of action for (i) fraudulent inducement, (ii) breach of Juhl Energy Development’s Financing Agreement with Unison: (iii) breach of the implied covenant of good faith and fair dealing; (iv) tortious interference with contractual relationship; and (v) unjust enrichment. Plaintiff is seeking the following: (i) awarding Plaintiff money damages in amount in excess of $75,000 together with pre-judgment and post-judgment interest as allowable by law; (ii) awarding Plaintiff amounts by which Defendants were unjustly enriched; and (iii) awarding Plaintiff its attorney fees, costs, and disbursements by law or equity. The Defendants, including the Company, dispute all allegations in the complaint and are defending the action.

Item 1A. RISK FACTORS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective February 18, 2014, we issued warrants to purchase an aggregate of 3,500,000 shares of common stock to executive officers at an exercise price of $0.21 per share (the closing price of the stock as of the date of issuance). The warrants were issued pursuant to Warrant Agreements, the form of which is attached hereto as Exhibit 10.1. The warrants and the underlying common stock was not registered under the Securities Act, or the securities laws of any state, and were issued in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same. Also as a part of the warrant issuance, previous stock grants to executive officers totaling 760,000 shares were cancelled.

Effective March 19, 2014, we issued warrants to purchase an aggregate of 2,020,000 shares of common stock to our three outside directors and two service providers at an exercise price of $0.35 per share (the closing price of the stock as of the date of issuance). The warrants were issued pursuant to Warrant Agreements, the form of which is attached hereto as Exhibit 10.2. Further, the warrants issued to the service providers were for future services provided to the Company. The warrants and the underlying common stock was not registered under the Securities Act, or the securities laws of any state, and were issued in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same. Also as a part of the warrant issuance, previous stock grants to the three outside directors totaling 560,000 shares were cancelled.

Effective February 1, 2014, we issued an aggregate of 250,000 restricted shares of common stock to a consultant which vest over a 15-month period and are subject to lock-up restrictions. The stock was awarded pursuant to a Restricted Stock Award Agreement, under our Amended and Restated 2008 Incentive Compensation Plan. The restricted stock was not registered under the Securities Act, or the securities laws of any state, and was issued in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

Effective February 5, 2014, we issued 600,000 restricted shares of common stock to PVPower, Inc. in connection with the Company’s purchase of substantially all of the assets of PVPower, Inc. pursuant to the terms of an Asset Purchase Agreement, the form of which is attached hereto as Exhibit 10.4. The restricted stock was not registered under the Securities Act, or the securities laws of any state, and was issued in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and the certificate evidencing such shares contain a legend stating the same.  Of the 600,000 shares issued in the asset acquisition, 168,461 shares were attributed to the Company as a result of a previous minority investment made in 2011 and those shares were retired.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

a)	None
b)	None

Amended and Restated 2008 Incentive Compensation Plan

On October 1, 2012 the shareholders of the Company adopted and approved the Amended and Restated 2008 Incentive Compensation Plan. As part of the Amended and Restated 2008 Incentive Compensation Plan, the shareholders voted to increase the number of shares available for awards thereunder from 2,897,111 up to a total of 4,500,000 (subject to other requisite approval). The Company received the requisite approval for such increase during the first quarter of 2014, and the increase in authorized shares under Amended and Restated 2008 Incentive Compensation Plan is now in effect.

Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date

3.1	Composite Certificate of Incorporation of Juhl Energy, Inc.		3.1	Form S-1 File No. 333-195636	May 1, 2014

3.2	Amended and Restated Bylaws		3	Form 8-K File No. 000-54080	August 22, 2011

10.1	Form of Warrant	X

10.2	Form of Warrant	X

10.3	Amended and Restated 2008 Incentive Compensation Plan	X

10.4	Form of Asset Purchase Agreement effective as of February 5, 2014 between the Company and PVPower, Inc. (excluding exhibits and schedules)		10.1	Form 8-K File No. 000-54080	February 11, 2014

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document*	X

101.SCH	XBRL Taxonomy Extension Schema Document*	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

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

Date: May 19, 2014
/s/ John Mitola
John Mitola
President