Form 10-Q
period 2014-06-30
Juhl Energy, Inc
filed 2014-08-19
CIK 1366312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Common Stock:  35,924,826 shares outstanding as of August 15, 2014.

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

 JUHL ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013

	JUNE 30, 2014	DECEMBER 31, 2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,722,584	$1,280,681
Restricted cash	82,032	488,715
Short-term investments - restricted	80,020	90,005
Accounts receivable, net of allowance for doubtful accounts	1,517,740	3,046,678
Work-in-progress	703,116	518,762
Inventory	95,851	92,663
Costs and estimated profits in excess of billings	-	849,241
Other current assets	187,565	231,923
Total current assets	4,388,908	6,598,668

PROPERTY AND EQUIPMENT, Net	23,257,777	23,831,680

OTHER ASSETS
Escrow cash reserves for contractual commitments	998,981	1,288,231
Loan costs, net	194,175	6,843
Intangible assets	459,621	258,666
Goodwill	214,090	214,090
Project development costs and other	182,993	89,540
Total other assets	2,049,860	1,857,370

TOTAL ASSETS	$29,696,545	$32,287,718

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,776,997	$2,499,522
Accrued liabilities	1,708,284	1,305,447
Deferred revenue - license arrangement and other	317,408	317,408
Current portion of notes payable	1,008,637	910,612
Derivative liabilities- interest rate swap	-	194,196
Share purchase obligation	518,450	-
Current portion of nonrecourse debt	887,020	834,555
Total current liabilities	6,216,796	6,061,740

LONG-TERM LIABILITIES
Nonrecourse debt, net of current portion	9,406,608	9,032,734
Notes payable, net of current portion	4,907,294	3,123,617
Derivative liabilities- interest rate swap	-	265,804
Other long-term liabilities	581,517	553,464
Deferred revenue - license arrangement and 1603 Grant, net of current portion	1,910,320	1,967,839
Deferred revenue - power purchase contract	4,186,588	4,058,924
Deferred income taxes	42,000	42,000
Total long-term liabilities	21,034,327	19,044,382

REDEEMABLE PREFERRED MEMBERSHIP INTERESTS	2,000,000	2,518,450

REDEEMABLE CUMULATIVE PREFERRED STOCK OF SUBSIDIARY	2,222,700	1,580,000

STOCKHOLDERS' EQUITY (DEFICIT)
Controlling interest in equity:
Preferred Stock, 20,000,000 shares authorized
Series A convertible preferred stock - $.0001 par value, -0- and 4,820,000 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively (liquidation preference of $-0- and $5,836,000 at June 30, 2014 and December 31, 2013, respectively)	-	2,569,683
Series B convertible preferred stock - $.0001 par value, 128,042 and 5,966,792 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	240,391	11,392,403
Common Stock - $.0001 par value; 100,000,000 shares authorized, 25,364,430 and 24,449,626 issued and 25,174,826 and 24,260,022 outstanding June 30, 2014 and December 31, 2013, respectively	2,536	2,445
Additional paid-in capital	21,191,677	9,348,324
Treasury stock, 189,604 shares held by the Company at June 30, 2014, and December 31, 2013	(218,965)	(218,965)
Accumulated deficit	(24,091,767)	(21,421,071)
Total equity attributable to Juhl Energy, Inc.	(2,876,128)	1,672,819
Noncontrolling interest in equity	1,098,850	1,410,327
Total stockholders' equity (deficit)	(1,777,278)	3,083,146

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$29,696,545	$32,287,718

 The accompanying notes are an integral part of these consolidated statements.

The following table presents information on assets and liabilities related to a VIE that is consolidated by the Company at June 30, 2014 and December 31, 2013. The difference between total VIE assets and liabilities represents the Company's interests in those entities, which were eliminated in consolidation.

	JUNE 30,	DECEMBER 31,
	2014	2013
	(unaudited)

Cash	$871,496	$119,734
Restricted cash	-	374,443
Accounts receivable and other current assets	164,165	221,955
Property and equipment, net	14,695,097	15,003,771
All other assets	412,000	800,000
Total assets	$16,142,758	$16,519,903

Accounts payable and accrued expenses	$464,772	$403,533
Derivative liabilities	-	460,000
Deferred revenue- power purchase contract	38,533	30,597
Nonrecourse debt	9,750,000	9,177,788
Total liabilities	$10,253,305	$10,071,918

The assets of the consolidated VIEs are used to settle the liabilities of those entities. Liabilities are nonrecourse to the general credit of the Company.

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	2014		2013
	(unaudited)		(unaudited)

REVENUE	$3,520,028	100.0%	$2,935,509	100.0%

COST OF GOODS SOLD	2,825,654	80.3	2,539,341	86.5

GROSS PROFIT	694,374	19.7	396,168	13.5

OPERATING EXPENSES
General and administrative expenses	841,093	23.9	722,419	24.6
Payroll and employee benefits	945,799	27.0	691,301	23.5
Wind farm management expenses	132,833	3.8	116,648	4.0
Total operating expenses	1,919,725	54.7	1,530,368	52.1

OPERATING INCOME (LOSS)	(1,225,351)	(35.0)	(1,134,200)	(38.6)

OTHER INCOME (EXPENSE)
Interest income	225	0.0	759	0.0
Interest expense	(209,533)	(5.8)	(206,067)	(7.0)
Gain (loss) on fair value of interest rate swap	-	0.0	422,734	14.4
Total other income (expense), net	(209,308)	(5.8)	217,426	7.4

INCOME (LOSS) BEFORE INCOME TAXES	(1,434,659)	(40.8)	(916,774)	(31.2)

INCOME TAX EXPENSE	-	0.0	-	0.0

NET INCOME (LOSS)	(1,434,659)	(40.8)	(916,774)	(31.2)

LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	60,671	(1.8)	199,359	(6.8)

NET INCOME (LOSS) ATTRIBUTABLE TO JUHL ENERGY, INC.	$(1,495,330)	(42.6)%	$(1,116,133)	(38.0)%

PREFERRED DIVIDENDS	119,339		104,507

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,614,669)		$(1,220,640)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED	25,613,803		23,409,453

NET INCOME (LOSS) PER SHARE BASIC & DILUTED	$(0.06)		$(0.05)

 The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	2014		2013
	(unaudited)		(unaudited)

REVENUE	$6,735,954	100.0%	$5,466,507	100.0%

COST OF GOODS SOLD	5,255,666	78.0	4,275,713	78.2

GROSS PROFIT	1,480,288	22.0	1,190,794	21.8

OPERATING EXPENSES
General and administrative expenses	1,668,929	24.8	1,284,316	23.5
Payroll and employee benefits	1,826,732	27.1	1,297,314	23.8
Wind farm administration expenses	242,429	3.6	213,136	3.9
Total operating expenses	3,738,090	55.5	2,794,766	51.2

OPERATING INCOME (LOSS)	(2,257,802)	(33.5)	(1,603,972)	(29.4)

OTHER INCOME (EXPENSE)
Interest and dividend income	410	0.0	2,370	0.0
Interest expense	(413,716)	(6.2)	(415,085)	(7.6)
Gain (Loss) on fair value of interest rate swap	(74,673)	(1.1)	516,891	9.5
Total other expense, net	(487,979)	(7.3)	104,176	1.9

INCOME (LOSS) BEFORE INCOME TAXES	(2,745,781)	(40.8)	(1,499,796)	(27.5)

INCOME TAX BENEFIT (EXPENSE)	-	0.0	-	0.0

NET INCOME (LOSS)	(2,745,781)	(40.8)	(1,499,796)	(27.5)

LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(305,565)	(4.5)	205,426	3.7

NET INCOME (LOSS) ATTRIBUABLE TO JUHL ENERGY, INC.	$(2,440,216)	(36.2)%	$(1,705,222)	(31.2)%

PREFERRED DIVIDENDS	230,480		204,957

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,670,696)		$(1,910,179)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	25,100,197		23,292,528

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$(0.11)		$(0.08)

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2014

										Total
			Convertible		Convertible					Stockholders'		Total
			Preferred Stock		Preferred Stock		Additional			Equity-		Stockholders'
	Common Stock		Series A		Series B		Paid-In	Treasury	Accumulated	(deficit)	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Juhl Energy	Interest	(deficit)

BALANCE -December 31, 2013	24,449,626	$2,445	4,820,000	$2,569,683	5,966,792	$11,392,403	$9,348,324	$(218,965)	$(21,421,071)	$1,672,819	$1,410,327	$3,083,146

Net income (loss)	-	-	-	-	-	-	-	-	(2,440,216)	(2,440,216)	(305,565)	(2,745,781)

Stock-based compensation	250,000	25	-	-	-	-	302,344	-	-	302,369	-	302,369

Series A preferred stock dividend paid in common stock	33,265	3	-	(5,316)	-	-	5,313	-	-	-	-	-

Series A preferred stock dividend paid with promissory note	-	-	-	(46,613)	-	-		-	-	(46,613)	-	(46,613)

Issuance of common stock upon conversion of Series A preferred stock	260,000	26	(260,000)	(131,035)	-	-	131,009	-	-	-	-	-

Repurchase and retirement of common stock	(60,000)	(6)					(14,994)			(15,000)		(15,000)

Issuance of common stock for acquisition of PVPower	431,539	43	-	-	-	-	64,688	-	-	64,731	-	64,731

Repurchase of preferred stock through issuance of promissory note	-	-	(4,560,000)	(2,386,719)	(5,838,750)	(11,152,012)	11,354,993	-	-	(2,183,738)	-	(2,183,738)

Dividends on subsidiary preferred stock paid in cash	-	-	-	-	-	-	-	-	(79,373)	(79,373)	-	(79,373)

Dividends paid on preferred membership interests in wind farms and other distributions	-	-	-	-	-	-	-	-	(151,107)	(151,107)	(5,912)	(157,019)

BALANCE -June 30, 2014 (unaudited)	25,364,430	$2,536	-	$-	128,042	$240,391	$21,191,677	$(218,965)	$(24,091,767)	$(2,876,128)	$1,098,850	$(1,777,278)

 The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	2014	2013
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,745,781)	$(1,499,796)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	703,796	811,525
Stock-based compensation	302,369	22,157
Change in allowance for doubtful accounts	(17,000)	(4,320)
(Gain) loss on fair value of interest rate swap	-	(400,700)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,545,938	(78,266)
Work-in-progress	(184,354)	(203,087)
Inventory	(3,188)	8,036
Costs and estimated earnings in excess of billings	849,241	-
Other current assets	44,358	98,479
Accounts payable	(887,280)	482,743
Promissory notes payable	77,249	77,248
Accrued expenses	356,224	153,655
Derivative instruments - interest rate swap	(460,000)	(116,191)
Deferred revenue	98,414	82,186
Other long-term liabilities	28,053	-
Other	(10,284)	-
Net cash provided by (used in) operating activities	(302,245)	(566,331)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from short-term investments	10,000	320,497
Payable to former owners of acquired company	-	(735,872)
Payments for project development costs, net of reimbursements	(93,453)	(99,041)
Payments for property and equipment	(110,764)	(140,059)
Net cash provided by (used in) investing activities	(194,217)	(654,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	406,683	(28,095)
Escrow deposits related to long-term debt, net	289,250	(146,364)
Repurchase of common stock	(15,000)	-
Repurchase of Series A and B preferred stock	(80,000)	-
Cash dividends paid	(236,392)	(163,093)
Proceeds from sale of preferred stock of subsidiary	642,700	625,000
Proceeds from notes payable	592,212	537,559
Principal payments on notes payable	(465,158)	(423,044)
Payments of loan costs	(195,930)	-
Net cash provided by (used in) financing activities	938,365	401,963

NET INCREASE (DECREASE) IN CASH	441,903	(818,843)

CASH BEGINNING OF THE PERIOD	1,280,681	2,031,039

CASH END OF THE PERIOD	$1,722,584	$1,212,196

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$213,053	$344,572

NONCASH INVESTING AND FINANCING ACTIVITIES
Series A dividend payment in common stock	$(5,316)	$(194,942)
Issuance of common stock upon conversion of Series A preferred stock	$131,035	$-
Issuance of promissory note for Series A preferred stock dividend	$46,613	$-
Issuance of promissory note for Series A and B preferred stock	$2,103,738
Issuance of common stock for PVPower acquisition	$64,731	$-
Series A preferred stock dividend	$-	$193,871
Costs of raising capital	$164,755	$-
Share purchase obligation	$518,450	$-

 The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Amortization expense, including amounts for deferred loan costs, for the six-month periods ended June 30, 2014 and 2013 was approximately $47,000 and $177,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at June 30, 2014 and December 31, 2013 due to the short maturity nature of these instruments. The carrying value of restricted cash and short-term investments approximate their fair value based on quoted market prices. The Company believes the carrying amount of the long-term debt approximates the fair value due to a significant portion of total indebtedness containing variable interest rates and these rates are market interest rates for these borrowings.

2.	CONCENTRATIONS

The Company derived approximately 46% of its revenue for the six months ended June 30, 2014 from three customers primarily as a result of engineering consulting services (22%) and electricity sales (24%). The Company derived approximately 59% of its revenue for the six months ended June 30, 2013 from three customers primarily as a result of electricity sales (30%) and engineering consulting services (29%). At June 30, 2014 and December 31, 2013, 42% and 64% of the Company's accounts receivable were due from two customers, respectively.

3.	LIQUIDITY

The Company currently has negative working capital and during years ended 2012 and 2013 and for the six months ended June 30, 2014 and 2013, the Company incurred losses from operations and experienced negative cash flows from operating activities. This is primarily attributable to the highly cyclical nature of the wind farm development and construction aspects of our business model and the launch of maintenance services to the telecommunications industry in March 2013. The Company has worked to stabilize its operations by diversifying its business model with recurring revenue and profit streams in order to offset or minimize the fluctuations in our wind farm development and construction operating activities. In August 2014, Management has reduced the scope and size of projects of its Juhl Tower Services business line, reduced the number of field personnel, and moved to short cycle service work as a result of losses that have historically approximated $150,000 to $200,000 per month in this segment. Management continues to monitor the results of this business segment weekly and is currently working to eliminate the losses and generate net income.  Absent significant improvement, the Company intends to shut down the operations of Juhl Tower Services and cease its operations by September 30, 2014.  The Company’s projections on future liquidity and cash flows do not include any projected losses after September 30, 2014.

The Company has a note payable to Vision Opportunity Master Fund (discussed in Notes 7 and 13) with a balloon payment of approximately $1,700,000 due on July 31, 2015. As part of the extension, the Company agreed to make a $100,000 principal payment in August 2014. In the event that the Company cannot repay this note or negotiate a change in the current terms, the Company will need to find additional sources of capital to fund the balloon payment of this note. There are no assurances that additional sources of capital will be available to refinance the note when due.

In August 2014, the Company raised $2,150,000, before costs of raising capital, through the sale of 10,750,000 common stock shares as described in Note 14. With the extension of the note payable to Vision Opportunity Master Fund as described above, the Company has changed the planned use of the offering proceeds to exclude accelerated payments from the offering, with the exception of the $100,000 principal payment made with the extension. In addition, as of June 30, 2014 and through August 11, 2014, the Company raised approximately $643,000 and $1,800,000, respectively, through a private sale of approximately 2,443,000 shares of Series A preferred stock of its subsidiary, Juhl Renewable Assets, in order to replenish a portion of the approximately $2.4 million of cash funds that were previously invested into three wind farm projects from internal operations and to invest in a wind project, as described in Notes 13 and 14.

We believe that funds generated from existing contractual agreements, together with existing cash resources and expense management will be sufficient to finance our operations and planned capital expenditures and sustain operations for the next twelve months. The Company expects to remain in a negative working capital position for the next twelve months, which the Company plans to reduce with cash retained from operating activities. Our future profitability will be highly dependent on the successful turnaround or closure of Juhl Tower Services business in the near term, our ability to develop and construct wind projects within our projected timeframes, and to continue to improve our operating margins and cost structure. There can be no assurance that these efforts will be successful.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30, 2014	December 31, 2013 *
Accounts receivable	$1,474,960	$2,882,744
Unbilled receivables	58,882	202,250
Other receivables	24,578	19,364
Allowance for doubtful accounts	(40,680)	(57,680)
Total	$1,517,740	$3,046,678

* Derived from December 31, 2013 audited financial statements.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2014	December 31, 2013 *
Land and improvements	$82,958	$82,958
Building and improvements	292,690	292,690
Equipment, including vehicles	851,113	775,420
Turbines and improvements	25,842,227	25,817,228
Construction in process	-	7,626
Subtotal	27,068,988	26,975,922
Less accumulated depreciation	(3,811,211)	(3,144,242)
Total	$23,257,777	$23,831,680

* Derived from December 31, 2013 audited financial statements.

Depreciation expense, including amounts for grant liability amortization, was approximately $657,000 and $635,000 for the six months ended June 30, 2014 and 2013, respectively.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	INCOME TAXES

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the six months ended June 30, 2014:

	2014		2013
Statutory tax rate	$(933,000)	34.0%	$(510,000)	34.0%
States taxes, net of federal benefit	(165,000)	6.0	(90,000)	6.0
Nondeductible income/expenses	(67,000)	2.4	(241,000)	16.0
Other, net	(9,000)	0.3	(26,000)	2.5
Increase in valuation allowance	1,174,000	(42.7)	867,000	(58.5)
	$-	-%	$-	-%

7.	NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2014	December 31, 2013 *

Note payable to a turbine supplier, including interest at 6%; payable solely through 95% of net cash flows from a wind project; secured by Company’s first secured rights arising out of its Development and Construction Services Agreement with the underlying project. The note payable has been classified as long-term based on estimated payments from project cash flows. Increases in amounts represent accrued interest. See Note 12 for legal proceedings with the turbine supplier.	$3,145,844	$3,068,595

Note payable to Vision Opportunity Master Fund for repurchase of preferred stock, due July 31, 2015, with interest at 8%; payable in monthly installments of $40,000; unsecured; subject to default interest rate of 15% in the event of non-payment of the monthly installment payments or the final payment. See Note 14 for a change after June 30, 2014.	2,051,615	-

Note payable to a bank with revolving draw feature; $600,000 maximum loan amount subject to borrowing base consisting of 80% of eligible accounts receivable; interest at the Wall Street Journal prime rate plus 2.25% (5.5% at June 30, 2014 and December 31, 2013); due December 2014, interest payable monthly; collateralized by all assets of PEC; subject to financial covenants including current ratio and leverage ratio for PEC; guaranteed by Juhl Energy.	350,000	330,000

Note payable to a bank with revolving draw feature; $500,000 maximum loan amount subject to borrowing base consisting of 80% of eligible accounts receivable; interest at the Wall Street Journal prime rate plus 2.25% (5.5% at June 30, 2014 and December 31, 2013); due September 2014, interest payable monthly; collateralized by all assets of JTS; subject to financial covenants including current ratio, debt service coverage, and leverage ratio for JTS; guaranteed by Juhl Energy. The Company has certain covenant violations as described below.	132,583	385,963

Note payable to bank, due December 2018, with interest at 5.75%; payable in monthly installments of $1,354, and balloon payment of $123,000 at maturity collateralized by land and building, rights to payment under leases, and guaranteed by Juhl Energy.	158,875	162,000

Note payable to bank, due December 2018, with interest at 4.75%; payable in monthly installments of $1,354, collateralized by restricted short-term investments.	77,014	87,671
Total Notes Payable	5,915,931	4,034,229
Less current portion	(1,008,637)	(910,612)
Long-term portion	$4,907,294	$3,123,617

* Derived from December 31, 2013 audited financial statements.

At December 31, 2013 and June 30, 2014, we were not in compliance with certain debt covenants with respect to the revolving note agreement for JTS and as such, the note is subject to a payoff demand by the lender. The non-compliance has no impact on the classification of the note as it is recorded as a current liability. The note is also subject to a parent guarantee. The Company will seek a waiver for any covenant violations as a part of a new agreement or amendment when the current extension expires in September 2014. There can be no assurance that debt covenant waivers or amendments would be obtained, if needed, or that the debt could be refinanced with other financial institutions on favorable terms.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	NONRECOURSE DEBT

Nonrecourse debt obligations consist of the following:

	June 30, 2014	December 31, 2013 *
Note payable to bank, due January 2016, with interest at 5.5% at both June 30, 2014 and December 31, 2013; payable in quarterly installments of $82,031, collateralized by Woodstock Hills assets including turbines and improvements, rights to payment under leases and the power purchase contract.	$543,628	$689,501

Note payable to bank, due in April 2026, payable in semi-annual payments of principal and interest. Interest rate floats at 6-month LIBOR plus 3.25 basis points totaling approximately 3.60% at both June 30, 2014 and December 31, 2013, with 75% of the loan balance subject to an interest rate swap arrangement, which fixed this portion of the debt at approximately 6.96%; collateralized by all Valley View wind farm project assets; note was refinanced in March 2014.	-	9,177,788

Note payable to bank, due in September 2026, payable in quarterly payments of principal and interest of approximately $265,250. Approximately 85% of the loan balance currently carries a fixed rate of 5.39%. Approximately 15% of the loan balance carries a variable interest rate at 300 basis points over the one month LIBO rate (currently 3.15%) ; interest rates will increase by 25 basis points (.25%) every three years ; collateralized by all Valley View wind farm project assets and subject to restrictive covenants.	9,750,000	-
Total nonrecourse debt	10,293,628	9,867,289
Less current portion	(887,020)	(834,555)
Long-term portion	$9,406,608	$9,032,734

* Derived from December 31, 2013 audited financial statements.

Refinancing of nonrecourse debt

The nonrecourse debt of the Valley View wind farm was refinanced in March 2014 through a new bank in order to improve cash flow through interest savings over the term of the loan. The new facility provides for a loan of $9,750,000 together with letter of credit instruments to meet credit obligations under the power purchase contract and a debt service reserve. The cumulative weighted average rate of the loan is expected to be approximately 5.8%.

9.	DERIVATIVE FINANCIAL INSTRUMENT INTEREST RATE SWAP

The Company had an interest rate swap agreement to effectively convert borrowings under a long-term nonrecourse debt arrangement from a variable interest rate to a fixed interest rate of approximately 6.96% during its 15-year term. The interest rate swap arrangement was terminated in March 2014 with a payment for approximately $632,000 as a part of a refinancing of the related loan.

The fair value of the interest rate swap agreement obligation of $460,000 at December 31, 2013 was recorded as a current and long-term liability in the balance sheet.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details regarding the losses from the Company's derivative instruments in the consolidated statements of operations, none of which are designated as effective hedging instruments:

		Six months ended June 30,
Instrument	Statement of operations location	2014	2013
Interest rate swap	Other income (expense)	$(74,673)	$516,891

10.	STOCK-BASED COMPENSATION

The Company has an incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and any other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. The maximum shares reserved under the plan is 4,500,000 shares. As of June 30, 2014, the Company had 3,635,000 shares available for award under the plan.

Stock Options

The following table summarizes information for options outstanding and exercisable at June 30, 2014:

	Weighted Average Exercise Price	Option Shares
Outstanding at December 31, 2013	$1.60	1,910,000
Granted	$0.38	50,000
Cancelled	$1.59	(1,345,000)
Outstanding at June 30, 2014	$1.37	615,000

Options exercisable at June 30, 2014	$1.51	515,000

Issuance of restricted stock

In February 2014, we issued an aggregate of 250,000 restricted shares of common stock to a consultant which vest over a 15-month period and are subject to lock-up restrictions. The stock was awarded pursuant to a Restricted Stock Award Agreement under the incentive compensation plan.

Stock warrants

In February, March and April 2014, the Company issued stock warrants to purchase an aggregate of 5,720,000 shares of common stock to directors, officers and service providers at an exercise prices ranging from $0.21 to $.40 per share (the closing price of the stock as of the date of issuance) and expire ten years from the grant date. The warrants were issued pursuant to Warrant Agreements that are outside of the incentive compensation plan. The warrants vest over 17 to 20 months. The fair value of each warrant is estimated on the date of issuance using the Black-Scholes option-pricing model. For warrants issued in 2014, the following Black-Scholes option-pricing model assumptions were used, underlying price of $0.21-$0.40, dividend yield of 0%, expected volatility of 117%, risk-free interest rate of 1.75%, and average expected life of 5.75 years.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information for warrants outstanding and vested at June 30, 2014:

Issue Date	Number of Warrants	Expiration Date	Exercise Price Per Share	Warrants Vested
December 2009	100,000	December 2014	$1.25	100,000
September 2012	50,000	December 2015	$0.50	50,000
February 2014	3,500,000	February 2024	$0.21	875,000
March 2014	2,020,000	March 2024	$0.35	505,000
April 2014	200,000	April 2024	$0.40	25,000
Total	5,870,000			1,555,000

Stock compensation expense

For the three months and six months ended June 30, 2014, the Company recognized approximately $157,000 and $302,000, respectively, of stock compensation expense including $267,000 for warrants issued to directors, officers and service providers. For the three and six months ended June 30, 2013, the Company recognized stock compensation expense of approximately $11,000 and $22,000, respectively.  As of June 30, 2014, there was approximately $903,000 total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

11.	BUSINESS SEGMENTS

For the year ended December 31, 2013, the Company’s reportable segments were changed to better fit how we manage and view the business given changes that we have made to our internal management structure, increased efforts in the solar industry and the addition of tower maintenance services. In particular, the Company acquired an engineering services firm in 2012 and expanded into tower maintenance services in 2013. In February 2014, the Company acquired the assets of a seller of photovoltaic products and solar systems. These changes to the Company resulted in changes in how management views and manages the business segments. The engineering consulting and towers maintenance services lines, along with the management and turbine maintenance services the Company provides, have similar operating models in how employees are managed and utilized. Similarly, the solar services acquisition aligns with the work the Company does in developing and constructing wind projects. Under the new reportable segment structure we will continue to segment the ownership of renewable power plant ownership. The segment information presented below conforms 2013 information to the new 2014 presentation.

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

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	For the Six Months Ended
	June 30,
	2014	2013
Revenue:
Renewable energy development	$786,284	$50,428
Renewable power plant ownership	1,724,954	1,525,959
Energy & field services	4,468,965	4,077,565
Eliminations	(244,249)	(187,445)
Total Revenue	$6,735,954	$5,466,507

Income (loss) from operations:
Renewable energy development	$(198,989)	$(297,722)
Renewable power plant ownership	488,006	347,305
Energy & field services	(758,186)	(461,033)
Corporate and other	(1,788,633)	(1,192,522)
Income (loss) from operations	(2,257,802)	(1,603,972)
Other income (loss), net	(487,979)	104,176
Income (loss) before income taxes	$(2,745,781)	$(1,499,796)

	As of	As of
	June 30,	June 30,
	2014	2013
Total Assets:
Renewable energy development	$596,104	$1,184,551
Renewable power plant ownership	25,063,222	25,848,023
Energy & field services	3,258,442	3,441,618
Corporate and other	778,777	1,086,509
Total assets	$29,696,545	$31,560,701

12.	LEGAL PROCEEDINGS

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

Preferred stock transactions

Effective February 18, 2014, the Company entered into a Securities Purchase Agreement with the primary Series A Preferred stockholder whereby the Company agreed to purchase 10,398,750 shares of Preferred Stock of the Company held by such stockholder (consisting of 4,560,000 shares of Series A Preferred Stock and 5,838,750 shares of Series B Preferred Stock) for a total purchase price of approximately $2,184,000. The Company agreed to pay the purchase price in the following manner: (i) pay a non-refundable $40,000 deposit on date of execution of the Purchase Agreement; (ii) pay a non-refundable payment of $40,000 on or before March 15, 2014; and (iii) issue Seller an amortizing promissory note on April 1, 2014, with a principal sum of approximately $2,104,000 for the remaining balance of the Purchase Price, with an interest rate of 8% and a maturity date of May 1, 2015. The Purchase Price was satisfied and the conditions were met, and the transaction closed on April 1, 2014. The note, as amended (see Note 14), will be repaid via minimum cash payments of $40,000 per month and a one-time payment of $100,000, with the remaining principal due in July 2015.

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

On February 20, 2014, we entered into a Conversion Agreement with Daybreak Special Situations Master Fund, LTD., (“Daybreak”), the other holder of our Series A Preferred Stock with Vision, whereby Daybreak converted its 260,000 shares of Series A Preferred Stock of the Company into 260,000 shares of common stock of the Company.  In consideration for such conversion, the Company delivered the following to Daybreak: $10,000 along with a put option for 60,000 shares of common stock of the Company, in which Daybreak has the right to require the Company to purchase such shares at $.25 during the 90 day period following the closing of the transaction. Daybreak exercised its put right and accordingly the Company purchased such shares in June 2014.

Subsidiary preferred stock offering

During the first quarter of 2014, our subsidiary, Juhl Renewable Assets, commenced a new private sale of its Series A Preferred Stock with the intention of raising up to $3,000,000 for the acquisition of specific assets of comparable value, and for other purposes. The preferred stock provides for a 9% annual dividend to its holders, payable quarterly.  As of June 30, 2014, the Company raised approximately $643,000 and raised an additional $1,800,000 in July and August 2014. The Company has utilized the proceeds raised to-date in this private placement primarily to provide funding assistance for the acquisition of wind farm assets located in Iowa (see Note 14) and to replenish previous advances made by the Company in acquiring its existing ownership interests in wind farms. In addition, the Company intends to complete the remaining portion of the $3,000,000 private placement by the end of the third quarter. One holder of redeemable preferred membership interests in the Valley View wind farm has exercised its put option (for approximately $518,000) in October 2013 and the Company was required to redeem such interests by June 1, 2014. The Company anticipates the redemption payment of approximately $518,000 will be made in September 2014. Since the Company is currently in default in the redemption of the redeemable membership interests, the holder of the preferred membership interests has rights and remedies available to it at law or in equity including, but not limited to, the right to provide written demand to the Manager to sell assets of the limited liability company to which the preferred stock was issued. The 12% dividend payments on the redeemable preferred stock have been kept current.

14.	SUBSEQUENT EVENT

On August 7, 2014, the Company received gross cash proceeds of approximately $2.15 million before costs of raising capital pursuant to a underwritten public offering for 10,750,000 shares of common stock. The lead underwriter received a stock warrant for 537,500 shares of common stock exercisable at any time at the option of the Underwriter over five years at a strike price of $.23 per share.

The Company has a note payable to Vision Opportunity Master Fund, as described in Notes 7 and 13. In August 2014, the Company was able to extend the final balloon payment from May 1, 2015 to July 31, 2015. As a part of the extension, the Company will pay an additional principal payment of $100,000 in August 2014. The noteholder agreed that no additional accelerated principal payments were required as part of the common stock offering described above.

On August 11, 2014, the Company closed on the purchase of 100% of the membership interests of limited liability companies comprising 3.2 MW of wind energy facilities in Iowa. The purchase price was approximately $4.4 million. The purchase price was paid using approximately $1.9 million of proceeds raised by Juhl Renewable Assets along with a new $2.5 million bank note that is recourse only to the underlying wind farm assets. The bank note carries a weighted average interest rate of approximately 4.1% and will be amortized over approximately seven years at which time there will be a balloon payment on any remaining amounts owed. The purchase of the wind facilities includes a power purchase agreement with a regulated utility that expires approximately at the same time as the loan maturity date.

In the third quarter 2014, the Company has an obligation to issue 500,000 shares of unregistered common stock pursuant to the earn-out provisions of our acquisition agreement with the former owners of Power Engineers Collaborative.

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

BUSINESS OVERVIEW

Overview

Juhl Energy is an established leader in the clean and renewable-energy industry. Juhl Energy historically focused on community wind power development, management and ownership, throughout the United States. We are one of the few companies other than utility based conglomerates that handle all aspects of wind project development, through our operating subsidiaries, including full development and ownership of wind farms, general consultation on wind projects, construction management of wind farm projects and system operations and maintenance for completed wind farms, which results in multiple revenue streams. The primary focus of our wind power development business has been to build 5 MW to 80 MW wind farms jointly owned by local communities, farm owners, environmentally-concerned investors, and our Company. The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power. Our development of community wind power systems generally results in landowners owning a portion of the long-term equity in the wind farm that resides on their land. We pioneered community wind power systems in developing the currently accepted financial, operational and legal structure providing local ownership of medium to large scale wind farms. Since 1999, we have completed 23 wind farm projects, accounting for approximately 240 MW of wind power that currently operate in the Midwest region of the United States, and we provide operation management and oversight to wind generation facilities generating approximately 88 MW, through our subsidiary, Juhl Energy Services. Currently, we have 19 projects in various stages of development with an aggregate wind power generating capacity of approximately 200 MW (4 of which we are actively developing with an aggregate wind power generating capacity of approximately 84 MW and 15 of which are early stage wind development opportunities, which includes projects undergoing feasibility analysis, with an aggregate wind power generating capacity of approximately 136 MW). The 19 wind farm projects, all of which are onshore type projects, are located in the United States and make up our development pipeline.

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

For example, in July 2014, the Company announced that Juhl Renewable Energy Systems was named as lead contractor for all rooftop installations completed through the “Solar Chicago Program”. The “Solar Chicago Program” provides affordable and efficient renewable energy solutions for its residential property owners throughout the Chicago metro area. Further, PEC will support the Company’s project management efforts including energy modeling, and the design and installation of the solar projects.

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

With our entry into the U.S. telecommunication industry, through Juhl Tower Services, a wholly-owned subsidiary of Juhl Energy Services (as discussed below), we perform implementation and maintenance activities on cellular communication towers. Juhl Tower Services enters into contracts with the owners of the cellular communication towers that lease antenna space to wireless service companies and radio and television broadcasters. Such contracts are structured whereby Juhl Tower Services is engaged as a subcontractor to maintain equipment on cellular towers for the owners of the cellular towers. Juhl Tower Services provides us the opportunity to utilize our experience of providing maintenance to wind turbines and apply that to cellular communication towers, with the recruitment of crew leaders and operations personnel with substantial experience in servicing cellular equipment. Further, we believe that such entry into the telecommunications industry exemplifies our strategy to diversify our service offerings, allowing us to capitalize on the growth of the telecommunication industry and the resulting demand for infrastructure, including the cellular communication towers, by using our expertise gained from the maintenance of turbines in our core business of wind farm development, maintenance and ownership. To date, we have worked on 254 cell towers. We have reduced the scope and size of projects of the Juhl Tower Services business line, reduced the number of field personnel, and moved to short cycle service work in order to eliminate the operating losses sustained since our launch in first quarter 2013. Our expectation is that our involvement with projects of reduced scope and size will lead to a predictable, profitable revenue stream by September 30, 2014. Absent significant improvement, the Company intends to shut down the operations of Juhl Tower Services and cease its operations by September 30, 2014.

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

Demand for Renewable Energy

Growth in wind power and other renewables is being driven by several environmental and socioeconomic factors including:

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

Government Policies

Historically, our wind projects have been subject in part to various federal, state or local governmental policies that support or incentivize projects from an economic standpoint. Such policies include legislation that aims to reduce energy usage and dependence and promote the use of renewable energy. Incentives provided by the federal government may include tax credits (such as PTCs), tax deductions, accelerated depreciation, and federal grants and loan guarantees.  Incentives provided by state governments include renewable portfolio standards (RPS) which specify the amount of energy utilized by local utility companies that must be derived from sources of clean energy including wind and solar. A number of federal government incentives focused on reducing costs of wind energy production have recently expired or are set to expire in the near term. Specifically, the PTC was extended in January 2013 and applies to all wind projects that began construction in 2013, even if estimated completion is one to two years out, which we believe will help support the development of American wind energy resources and sustain its growth in the short term. The PTC's have now expired for wind projects commencing construction in 2014.

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

There are significant start-up costs associated with the telecommunications market to provide services, including equipment acquisition, hiring and training of personnel, field expenses and back office infrastructure. The financial results of tower services can be significantly affected by seasonal weather patterns, crew productivity, project site planning, and managing the processes surrounding project data and billing. We incurred significant costs during 2013 for start-up and organizational purposes, establishing our presence in the market, and managing productivity, and incurred a significant net loss in 2013 and 2014 to-date. We have reduced the scope and size of projects of the Juhl Tower Services business line, reduced the number of field personnel, and moved to short cycle service work in order to eliminate the operating losses sustained since our launch in first quarter 2013. Our expectation is that our involvement with projects of reduced scope and size will lead to a predictable, profitable revenue stream by September 30, 2014. Absent significant improvement, the Company intends to shut down the operations of Juhl Tower Services and cease its operations by September 30, 2014.

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

At the initial stage of a project's development, we use a combination of our own balance sheet capital in combination with other financing made possible by equipment vendors and services companies to cover development expenses and equipment costs. Once a project moves to the construction phase, we use a combination of equity capital and construction loans to finance the construction of the project and also use our balance sheet and the resources of subcontractors for funding balance of plant and start-up costs. Proceeds from the construction loans are typically used to fund construction and installation costs as well as to pay for equipment costs such as wind turbines. Finally, once a project is complete and commercial operations begin, we permanently finance the project through a combination of term loans, tax equity financing transactions or other fixed-rate mezzanine capital, the proceeds of which are used to retire the construction loans and pay other service providers.

Results of Operations

Comparison of Three and Six-Month Periods Ended June 30, 2014 and June 30, 2013

Overview

Our general activity during the second quarter of 2014 was primarily focused on the following activities:

Renewable Energy Development

We continued our active development, through Juhl Energy Development, of four wind farm projects comprising approximately 84 MW of development in midwestern, western and eastern regions of the United States. Our project development portfolio is considered diversified in that projects are not concentrated in any particular geographic region, with a focus on areas that generally experience higher electric rates.

In May 2014, we entered into a nonbinding term sheet for the financing of our development and construction services on a 20 MW project in Indiana. We continue to assist the potential investor with due diligence activities in order to complete the equity investment arrangement. We anticipate finalizing the power purchase agreement and the financing arrangement in the third quarter. Initial construction has commenced and depending on availability of interconnection, turbine supply and other factors including financing, we expect to continue the construction during 2014 with completion in this calendar year or first quarter 2015.

As a result of investments made in the acquisition of PVPower in February 2014 along with establishing sales capabilities in the area of small commercial and residential solar installations, we are generating revenue streams from online solar product sales and have been building a pipeline of projects for installation in the third and fourth quarters of 2014. As of June 30, 2014, we have generated approximately $280,000 of sales related to solar initiatives. The Solar Chicago Program has commenced and currently we have provided approximately 78 proposals to residents in the Chicago area representing over $1.1 million of potential sales orders. The timing of revenue generation from this solar program is affected by the final release of a rebate program currently under consideration by the State of Illinois.

Renewable Power Plant Ownership

We continued our focus on identifying existing renewable energy generating assets for purposes of acquiring ownership by our subsidiary, Juhl Renewable Assets.  In August 2014, the Company completed the purchase of 100% of the membership interests of limited liabilities companies comprising 3.2 MW of wind energy facilities in Iowa. The purchase price was paid using approximately $1.9 million of proceeds raised by Juhl Renewable Assets along with a new $2.5 million bank note that is recourse only to the underlying wind farm assets.

With the acquisition of the Iowa wind energy assets in August 2014, we now have ownership in approximately 25 MW of wind energy projects.

Energy & Field Services

During the second quarter of 2014, we continued efforts in growing revenues in our engineering consulting area where we focus our engineering services to the power industry and commercial central plant facilities. We are diminishing our involvement with commercial building systems. In particular, we entered into a services contract in June 2014 for a guaranteed maximum price of approximately $3.4 million with a customer to provide engineering services associated with the construction of a 350 MW natural gas combustion facility in Texas.

We have established approximately ten customer relationships for tower maintenance services for our Juhl Tower Services subsidiary in order to reduce reliance on any one particular customer, providing for opportunities to work in different geographic areas due to seasonal weather conditions. We believe it will positively influence the pricing that we may obtain for our work. Our field services in the second quarter were predominately with two customers. To date, Juhl Tower Services has provided services on more than 254 cell towers. We continue to review our cost effectiveness and profitability in maintaining this tower services capability. If we are not successful in achieving profitability through these efforts, we will likely choose to reduce or wind down our presence in this industry by September 30, 2014.

Revenue

Total revenue increased by approximately $585,000, or 19.9%, from approximately $2,935,000 for the quarter ended June 30, 2013, to approximately $3,520,000 for the quarter ended June 30, 2014. Total revenue increased by approximately $1,269,000 or 23.2% from approximately $5,467,000 for the six months ended June 30, 2013, to approximately $6,736,000 for the six months ended June 30, 2014.

A comparison of our revenue for the six months ended June 30, 2014 and 2013 is as follows:

	For the Six Months Ended
	June 30,
	2014	2013	$ Change	% Change
Revenue:
Renewable energy development	$786,284	$50,428	735,856	1459.2%
Renewable power plant ownership	1,724,954	1,525,959	198,995	13.0%
Energy & field services	4,468,965	4,077,565	391,400	9.6%
Eliminations	(244,249)	(187,445)	(56,804)	30.3%
Total Revenue	$6,735,954	$5,466,507	1,269,447	23.2%

The Company’s revenue comparisons above have been changed from prior presentations to adapt to our expansion of energy and tower services and power plant ownership that have substantially occurred over the last 24 months.

Renewable Energy Development:

Revenue in the Renewable Energy Development segment increased by approximately $231,000 for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013, and increased by approximately $736,000 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increases were primarily a result of approximately $438,000 of revenue related to the completion of the development and construction of the wind facility for Honda in Russells Point, OH and approximately $280,000 of solar product sales. We have not yet recognized any significant revenue from installation of solar projects but we expect to earn revenue in 2014 as a result of the Chicago Solar Program.

Our revenues from development and construction for the remainder of 2014 will be dependent upon a number of factors including project financing arrangements, our ability to reach contractual agreements for turbine supply and construction services, permitting and variable interest entity rules. In May 2014, we entered into a non-binding term sheet for the financing of our development and construction services related to a 20 MW wind farm in Indiana. The project had commenced construction activities in 2013 to allow utilization of the federal production tax credit prior to its expiration, and it is anticipated that this project will not be complete until 2015. In addition, we expect to recognize approximately $3.0-$3.5 million of revenue in the fourth quarter 2014 in connection with a single turbine project in Utah.

Renewable Power Plant Ownership:

Revenue for electricity sales for the quarter ended June 30, 2014 increased by approximately $84,000, or 10.3%, over 2013, and revenue for electricity sales for the six months ended June 30, 2014 increased by approximately $199,000, or 13.0%, over 2013. The revenue relates to the three wind farms in which the Company maintains ownership. The increases were primarily related to higher wind speeds during the periods as compared to a year ago. Revenues will fluctuate as a result of wind speeds in the geographical areas of these wind farms and therefore revenues will vary accordingly. In addition, electricity sales revenue is adjusted based on the use of an accounting revenue recognition policy that reduces the current billing amounts to the average rate over the remainder of the power purchase contract. We are currently considering acquisition of additional wind farm facilities in 2014 and such acquisitions are dependent on the amount and timing of capital raises.

Energy & Field Services:

Revenue in the Energy & Field Services segment increased by approximately $282,000, from approximately $2,201,000 for the quarter ended June 30, 2013, to approximately $2,483,000 for the quarter ended June 30, 2014, and revenue in the Energy & Field Services segment increased by approximately $391,000, from approximately $4,078,000 for the six months ended June 30, 2013 to approximately $4,469,000 for the six months ended June 30, 2014. The increase was primarily related to additional activity for engineering consulting services.

We expect that our revenues for the remainder of 2014 will increase significantly as a result of construction and development services to two wind farms. We currently perform turbine maintenance services to 52 MW of wind farms and management services to 85 MW of wind farms, and we have conducted service work on at least 254 cellular towers. Our completed wind farm developments typically result in new revenue streams for management services.

Tower services revenues have consistently fallen short of our expectations since our launch in first quarter 2013. We have reduced the scope and size of projects performed by the Juhl Towers Services business line, reduced the number of field personnel, and moved to short cycle service work. We believe that the reduced scope of work will result in more consistent revenue streams and cash flow.

We expect that engineering consulting services will grow this year as a result of known power plant engineering projects that will commence later this year, although there is some offset due to a large services contract that was active in 2013 but now has been substantially completed.

Cost of Revenues

Cost of revenues increased by approximately $287,000, or 11.3% from approximately $2,539,000 for the quarter ended June 30, 2013 to approximately $2,826,000 for the quarter ended June 30, 2014. Cost of revenues increased by approximately $980,000, or 22.9% from approximately $4,276,000 for the six months ended June 30, 2013 to approximately $5,256,000 for the quarter ended June 30, 2014.

The comparison of June 30, 2014 to June 30, 2013 is affected by three primary factors:

●	cost of revenues in 2014 includes an increase of approximately $311,000 for as we invested in additional engineering personnel as compared to 2013 to support our higher revenue streams,
●

cost of revenues in 2014 includes an increase of approximately $200,000 of direct labor and project-related expenses incurred in our effort to diversify our maintenance services to include cellular communication towers, whereas in the quarter a year ago, we had just launched the tower maintenance services capability

●

Cost of revenues in 2014 include approximately $159,000 for costs of solar products sold primarily through online sales, whereas in 2013 we did not have such costs since PVPower was first acquired in February 2014.

●	cost of revenues in 2014 includes approximately $272,000 of construction costs to complete the wind farm project at Honda in Ohio, whereas there were no construction costs in the comparative quarter a year ago.

Gross margins for the six-month period ended June 30, 2014 were approximately $289,000 higher than the same period a year ago. The increased margins were attributable to approximately $174,000 from construction/development of the Honda wind farm project and solar product sales margins; together with $210,000 from increased electricity sales from the higher wind speeds, approximately $32,000 from increase engineering services and offset by approximately $169,000 in lower margins from tower services primarily due to lower margin priced projects during the first half of the year.

Operating Expenses

General and Administrative Expenses. General and administrative expenses increased by approximately $119,000 or 16.4%, from approximately $722,000 for the quarter ended June 30, 2013 to approximately $841,000 for the quarter ended June 30, 2014. General and administrative expenses increased by approximately $385,000, or 29.9%, from approximately $1,284,000 for the six month period ended June 30, 2013 to approximately $1,669,000 for the six month period ended June 30, 2014.

The increase in general and administrative expenses includes increased professional fees of approximately $231,000 with regard to our complexity in annual audit and accounting, legal fees associated with filing requirements associated with being a public company, and legal defense costs not covered by insurance. Other increases include approximately $113,000 in consulting fees, $84,000 in corporate sponsorship costs, $25,000 of additional computer software costs, offset by a reduction of approximately $136,000 in amortization of intangible assets associated with previous acquisitions.

Payroll and Employee Benefits. Payroll and employee benefits expenses increased by approximately $255,000, or 36.9%, from approximately $691,000 for the quarter ended June 30, 2013 to approximately $946,000 for the quarter ended June 30, 2014. Payroll and employee benefits expenses increased by approximately $530,000, or 40.9%, from approximately $1,297,000 for the six month period ended June 30, 2013 to approximately $1,827,000 for the six month period ended June 30, 2014.

The increase in payroll and employee benefits is primarily related to:

●	increase of approximately $217,000 of office and administrative salaries and expenses related to the Juhl Tower Services start-up businesses that was just launching a year ago; and
●	increase in stock-based compensation expense of approximately $280,000.

The payroll expenses related to engineering consulting employees who are directly performing engineering activities are recorded in cost of revenues.  Payroll related to maintenance services employees are also considered as a part of cost of revenues.

Wind Farm Administration Expenses. Wind farm administration expenses represent costs that we incur to perform administrative services with respect to our management services contracts, as well as the general and administrative expenses incurred directly within the three wind farm entities, Valley View, Winona Wind, and Woodstock Hills that we are consolidating. Wind farm administration expenses increased by approximately $16,000, or 13.9%, from approximately $117,000 for the quarter ended June 30, 2013 to approximately $133,000 for the quarter ended June 30, 2014. Wind farm administrative expenses decreased by approximately $29,000 or 13.7% from approximately $213,000 for the six month period ended June 30, 2013 to approximately $242,000 for the six month period ended June 30, 2014.

The change in expenses was primarily attributable to certain project expenses that are based on the higher revenue performance from the wind farms.

Operating Income (Loss)

Our operating loss represents an increase of approximately $91,000, from an operating loss of approximately $1,134,000 for the quarter ended June 30, 2013 compared to operating loss of approximately $1,225,000 for the quarter ended June 30, 2014. Our operating loss represents an increase of approximately $654,000, or 40.8%, from an operating loss of approximately $1,604,000 for the six months ended June 30, 2013 to an operating loss of approximately $2,258,000 for the six months ended June 30, 2014.

With regard to our increase of approximately $91,000 in our operating loss for the quarter ended June 30, 2014, approximately $108,000 is related to negative operating margins of the tower services capability of Juhl Tower Services, together with approximately $146,000 increase in stock compensation expense, and increased professional fees of approximately $47,000, offset by improved profitability by the engineering services of approximately $228,000 achieved through higher billing volume.

With regard to our increase of approximately $654,000 in our operating loss for the six months ended June 30, 2014, approximately $417,000 is related to negative operating margins of the tower services capability of Juhl Tower Services, together with approximately $280,000 increase in stock compensation expense, and increased professional fees of approximately $231,000, offset by improved gross margins of approximately $210,000 from electricity sales resulting from better wind conditions in 2014.

Other Income (Expense)

Other expense increased approximately $427,000 for the quarter ended June 30, 2014 compared to June 30, 2013 primarily due to the fluctuation in fair value of the interest rate swap. The fair value of the interest rate swap arrangement was subject to fluctuation due to changes in the LIBO rate market as evidenced by a fair value gain adjustment of approximately $423,000 for the same quarter a year ago versus no fair value loss adjustment in the current quarter. The interest rate swap arrangement was terminated in March 2014 and no further adjustments will be required.

Other expense increased approximately $592,000 during the six months ended June 30, 2014 and the increase is primarily the period-over-period difference in fair value gain adjustment related to an interest rate swap agreement on the Valley View wind farm project. As noted above, the fair value of the interest rate swap arrangement was subject to fluctuation due to changes in the LIBO rate market and no further adjustments in 2014 will be required because it has been repaid. Interest expense is flat between 2014 and 2013 for both the quarter and six months to-date.

Net Income (Loss)

Net loss increased by approximately $518,000, or 56.5%, from a net loss of approximately $917,000 for the quarter ended June 30, 2013 to net loss of approximately $1,435,000 for the quarter ended June 30, 2014. Net loss increased by approximately $1,246,000 or 83.1% from a net loss of approximately $1,500,000 for the six months ended June 30, 2013 to a net loss of approximately $2,746,000 for the six months ended June 30, 2014.

The increases in the net loss for the quarter and six months ended June 30, 2014 and 2013 is primarily attributable to the reasons noted in the Operating Income (Loss) above for negative operating margins of the tower services capability and increases in stock compensation expense and professional fees, together with the variation in the fair valuation adjustments to the interest rate swap of $423,000 and $592,000 for the quarter and six month periods, respectively.

Changes in the Financial Condition for the Period ended June 30, 2014

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Accounts receivable of approximately $1,518,000 at June 30, 2014 included approximately $1,094,000 for engineering consulting and tower services open accounts, and approximately $229,000 related to receivables from selling electrical power to a credit-rated utility company. The receivables include an allowance for doubtful accounts of approximately $41,000 which we believe is sufficient to cover any potential uncollectible amounts. Accounts receivable of approximately $3,047,000 at December 31, 2013 included approximately $1,373,000 for construction receivable, approximately $1,257,000 for engineering consulting and tower services open accounts, and approximately $247,000 related to receivables from selling electrical power to a credit-rated utility company.

Property and Equipment

As of June 30, 2014 and December 31, 2013, we held approximately $23,258,000 and $23,832,000 in net book value of property and equipment, respectively.  The assets include approximately $25,914,000 (at original cost) in wind turbine assets of Woodstock Hills, Valley View and Winona County. The wind farm assets were booked at fair value at the time of the acquisition for the Woodstock Hills and Valley View entities, and at book value for Winona County due to common control. Other assets included in property and equipment includes land, buildings, office equipment, shop equipment and service vehicles.

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

At June 30, 2014, we carried approximately $1,723,000 in cash on the balance sheet (excluding restricted cash).  Our unrestricted cash balances increased by approximately $442,000 during the six months ended June 30, 2014. The increase in cash resources since the beginning of the quarter is primarily related to a reduction in restricted cash as a result of the release of an escrow reserve account from a previous lender in conjunction with the refinancing of the Valley View loan, as well as management of accounts payable balances, offset by the cash needed to absorb working capital needs for the Juhl Tower Services business and increases in operating expenses. Further explanation of the changes within our cash balances is included in the commentary below regarding operating, investing and financing activities.

The Company currently has negative working capital and during years ended 2012 and 2013 and for the six months ended June 30, 2014 and 2013, the Company incurred losses from operations and experienced negative cash flows from operating activities. This is primarily attributable to the highly cyclical nature of the wind farm development and construction aspects of our business model and the launch of maintenance services to the telecommunications industry in March 2013. The Company has worked to stabilize its operations by diversifying its business model with recurring revenue and profit streams in order to offset or minimize the fluctuations in our wind farm development and construction operating activities. In August 2014, Management has reduced the scope and size of projects of its Juhl Towers Services business line, reduced the number of field personnel, and moved to short cycle service work as a result of losses that have historically approximated $150,000 to $200,000 per month in this segment. Management continues to monitor the results of this business segment weekly and is currently working to eliminate the losses and generate net income.  Absent significant improvement, the Company intends to shut down the operations of Juhl Tower Services and cease its operations by September 30, 2014.  The Company’s projections on future liquidity and cash flows do not include any projected losses after September 30, 2014.

In March 2014, Juhl Renewable Assets commenced a new private sale of its preferred securities with the intention of raising up to $3,000,000 for the following purposes (i) to payback an intercompany loan, (ii) to redeem an interest held by an investor in the Valley View wind project as a result of the turbine supplier put notice, (iii) to purchase additional wind farm assets and (iv) other purposes. As of June 30, 2014, the Company raised approximately $643,000 and raised an additional $1,800,000 in cash in July and August 2014. The Company utilized this private placement primarily to provide funding assistance for the acquisition of wind farm assets located in Iowa and to replenish previous advances made by the Company in acquiring its existing ownership interests in wind farms.

On July 31, 2014, the Company priced its underwritten public offering of 10,750,000 shares of its common stock at a price to the public of $0.20 per share.  In addition, the Company has granted the underwriters a 30-day option to purchase up to an additional 1,612,500 shares of common stock at the public offering price to cover over-allotments, if any.  The gross proceeds from the offering were approximately $2,150,000 (or $2,472,500 if the over-allotment option is exercised in full) prior to deducting underwriting commissions and offering expenses.  The offering closed on August 6, 2014.  Northland Capital Markets is acting as sole book-running manager for the offering. Northland Capital Markets is the trade name for certain capital market and investment banking services of Northland Securities, Inc., member FINRA/SIPC.  A registration statement related to these securities was filed with, and declared effective by, the Securities and Exchange Commission on July 31, 2014.

In February 2014, the Company entered into a Securities Purchase Agreement with the primary Series A Preferred stockholder whereby the Company agreed to purchase 10,398,750 shares of Preferred Stock of the Company held by Vision Opportunity Master Fund, Ltd. (“Vision”) (consisting of 4,560,000 shares of Series A Preferred Stock and 5,838,750 shares of Series B Preferred Stock) for a total purchase price of approximately $2,184,000 (the “Purchase Price”).  The Company agreed to pay the purchase price in the following manner: (i) pay a non-refundable $40,000 deposit on date of execution of the Purchase Agreement; (ii) pay a non-refundable payment of $40,000 on or before March 15, 2014; and (iii) issue Seller an amortizing promissory note on April 1, 2014, with a principal sum of approximately $2,104,000 for the remaining balance of the Purchase Price, with an interest rate of 8% and a maturity date of May 1, 2015 (the “Note”).  The Purchase Price was satisfied and the conditions were met, and the transaction closed on April 1, 2014.  The outstanding balance on the promissory note at August 18, 2014 is approximately $2,000,000, including accrued interest, and requires monthly payments of $40,000 until the maturity date.   The Company intended to use 50% of the proceeds from its underwritten public offering of its common stock (as described above) to accelerate principal payments on the Note.  We will pay Vision a one-time payment of $100,000 of principal on or before August 22, 2014 instead of the 50% of the offering proceeds from the common stock underwritten public offering.

The Company entered into an amendment agreement to the Note with Vision on August 18, 2014, whereby Vision agreed that the Company is not in default under the Note.  Further, Vision agreed to extend the maturity date of the Note to July 31, 2015 for a one-time principal payment of $100,000 to Vision no later than August 22, 2014.  Upon such payment, the balance of the Note will be reduced to approximately $1,908,000 including accrued interest.  The amended Note does not change the requirement for the Company to make minimum cash payments of $40,000 per month through the new maturity date. The Company intends to modify the use of proceeds from the offering so that only $100,000 of the proceeds are used for a one-time payment of the principal due under the Note and the remaining proceeds are allocated among the other uses of proceeds described in the prospectus for the offering, including new project development and acquisition of assets, as well as to provide liquidity for working capital and for general corporate purposes.

We believe that funds generated from existing cash resources, current contractual agreements, cost controls, and improvements or closure in our tower services operations will be sufficient to finance our operations and planned capital expenditures through the next 12 months.

Our balance sheet at June 30, 2014 includes a promissory note payable of approximately $3,107,000 to a turbine supplier for amounts due for turbines on the Winona County wind project.  The note was initially payable in April 2012 assuming that the project was able to raise permanent project debt financing. It has proven difficult for the underlying project to obtain outside debt or equity financing as a result of the nature of turbines being a new introduction to the U.S. market together with turbine performance issues. Until such time that debt or other sources of outside financing is achieved, the note is payable through free cash flows available from the Winona County wind project, and as such, approximately $2,981,000 has been classified as long-term based on our assessment of future cash flows that are expected beyond one year. The Company has a secured interest in the Winona County wind project.

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

We have established a $600,000 bank line of credit for the engineering services business and $500,000 bank line of credit for the tower services business to assist in the funding of business activities using accounts receivable as a borrowing base; however, the bank lines are subject to the amount of open receivables and eligibility requirements, and must be renewed annually. The $500,000 bank line of credit for the tower services business matured in June 2014 and we have obtained an extension from the lender to extend the line of credit to September 1, 2014, and the parent guarantee associated with the agreement will remain. At June 30, 2014, the balance on the line of credit was approximately $133,000. If necessary, we will seek a waiver for any covenant violations as a part of a new agreement or amendment when the current extension expires in September 2014.

We are currently analyzing existing wind farm or solar portfolios of owners who may be interested in selling their ownership interests in such portfolios. We would expect to primarily utilize the sale of Juhl Renewable Assets Series A Preferred Stock in combination with resources that we believe will be available to us from outside debt or tax equity resources. We have identified various projects for further analysis, but it is not yet possible to predict whether we will be successful in any negotiations for the acquisition of any such projects. On August 11, 2014, the Company closed on the purchase of 100% of the membership interests of limited liability companies comprising 3.2 MW of wind energy facilities in Iowa. The purchase price was paid using approximately $1.9 million of proceeds raised by Juhl Renewable Assets along with a new $2.5 million bank note that is recourse only to the underlying wind farm assets. The bank note carries a weighted average interest rate of approximately 4.1% and will be amortized over approximately seven years at which time there will be a balloon payment on any remaining amounts owed. The purchase of the wind facilities includes a power purchase agreement with a regulated utility that expires approximately at the same time as the loan maturity date.

We will continue our internal efforts to assist project owners in arranging financing terms for each wind farm and solar project under development, and also to acquire energy assets.  The ability to assist project owners with obtaining debt and equity financing, or obtaining financing for asset purchases, is a material factor in producing our future development fee and electricity sales revenue streams and cash flow.

Going forward, we plan to broaden our financial sources to include term loans, public and private equity, and debt issuances, and specific asset funding related to our development fee revenue streams and cash flows.  Based on market conditions, we may use other forms of leverage in addition to these financing arrangements in order to obtain a suitable cost of capital.

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

Our future growth strategy is dependent upon diversifying our service offerings in the renewable energy space through the integration of our operating subsidiaries to generate a predictable revenue stream.  Specific to wind, we will continue to pursue new community wind farm developments in order to maintain an active backlog of projects, including distributed generation projects that involve corporate businesses that, like utilities, express a desire to purchase electricity produced by wind farms on long-term contracts. However, we cannot assure that actions will be successful. Should revenue decline to a level significantly below our current expectations, we would reduce capital expenditures and implement cost-reduction initiatives which we believe will be sufficient to ensure that funds generated from operations, together with existing cash and funds available from borrowing under any open credit agreement.

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

As described under Liquidity, the Company purchased 10,398,750 shares of Preferred Stock of the Company held by Vision for a total purchase price of approximately $2,184,000, and issued Vision a promissory note of approximately $2,104,000 for the remaining balance of the purchase price on April 1, 2014. By removing our primary institutional investor pursuant to the structure described above, we believe that Juhl Energy will now be able to diversify the previous holdings of this institutional investor. Further, the Purchase Agreement (as described above), allows us to recapture the stock long-held by Vision, to clear ownership concentration.

Further, on February 20, 2014, we entered into a Conversion Agreement with Daybreak Special Situations Master Fund, LTD., (“Daybreak”), the other holder of our Series A Preferred Stock with Vision, whereby Daybreak converted its 260,000 shares of Series A Preferred Stock of the Company into 260,000 shares of common stock of the Company.  In consideration for such conversion, the Company delivered the following to Daybreak: (i) $10,000 in cash and (ii) a put option for 60,000 shares of common stock of the Company, in which Daybreak has the right to require the Company to purchase such shares at $.25 during the 90 day period following the closing of the transaction, as set forth in the Put Option Agreement that Daybreak and the Company entered into simultaneously with the Conversion Agreement.   On May 21, 2014, the Company received notice from Daybreak that it had exercised its put option, and as a result, the Company redeemed 60,000 shares of common stock of the Company for $15,000.

Upon completion of the Vision Purchase Agreement on April 1, 2014 and the Daybreak Conversion Agreement on February 20, 2014, Juhl Energy’s capital structure has now been simplified by eliminating all of the Series A Preferred Stock and removing the current quarterly dividend payment that has accompanied the preferred equity held by Vision and Daybreak.

Net Cash – Operating Activities

Net cash used in operating activities decreased by approximately $264,000, from the net cash used in operating activities of approximately $566,000 for the six months ended June 30, 2013 to net cash used in operating activities of approximately $302,000 for the six months ended June 30, 2014.

The net cash used in operating activities of $264,000 for the six months ended June 30, 2014 is primarily due to the cash used for working capital and funding losses in the operations of the Juhl Tower Services business, payment to terminate the interest rate swap agreement, and payments of accounts payable. We will continue to manage operating expenses for cash flow control as we seek to diversify our revenue base.

Net Cash – Investing Activities

Net cash used in investing activities decreased by approximately $460,000, from the net cash used in investing activities of approximately $654,000 for the six months ended June 30, 2013 to net cash used in investing activities of approximately $194,000 for the six months ended June 30, 2014. The change is primarily attributable to approximately $736,000 of cash payments made in the prior period for the PEC acquisition, and offset by approximately $320,000 of cash proceeds from the maturity of a certificate of deposit. Property and equipment additions range from $100,000 to $150,000 in the six-month periods.

Net Cash – Financing Activities

Net cash flow provided by financing activities increased by approximately $536,000, from the net cash flow provided by financing activities of approximately $402,000 for the six months ended June 30 2013 to net cash provided by financing activities of approximately $938,000 for the six months ended June 30, 2014.  The increase in cash provided by financing activities is primarily attributable to a reduction in restricted cash of approximately $407,000 and release of approximately $289,000 from lender escrow reserves from the Valley View refinancing transaction, offset by approximately $196,000 in loan financing costs, approximately $80,000 in payments to repurchase preferred stock of Vision, and increased dividend payments of approximately $67,000 as a result in the growth of Juhl Renewable Assets preferred stock.

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

The Company agreed to guarantee certain payments to investors in the Valley View wind farm project as set forth below:

●

The timely payment of any and all guaranteed payments required to be paid to preferred membership investors (who contributed approximately $2.5 million) as they may become due under the respective LLC operating agreements, and the timely payment of any and all amounts payable upon exercise of a put right by such preferred members. The put right is outside the control of the Company and may occur either in two years or in certain cases, ten years. The Company does have up to six months from the date that to make such put right payment, and should the Company fail to make the put right payment within such six month period, the principal amount owed by the Company is subject to a penalty of an additional 10%. In October 2013, one of the parties representing $518,000 of the preferred membership investors, exercised their put right and the Company expects that it will redeem such interests in the third quarter of 2014.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2014, the end of the period covered by this report. Based upon management’s evaluation, our Principal Executive Officer and our Principal Financial Officer concluded primarily based on the material weakness in internal control over financial reporting as reported in the Company’s Annual Report on Form 10-K filed on April 7, 2014 that, as of June 30, 2014, our disclosure controls and procedures were not effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, as of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three-month period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective April 9, 2014, we issued a stock warrant to purchase an aggregate of 200,000 shares of common stock to an outside director at an exercise price of $0.40 per share (the closing price of the stock as of the date of issuance). The warrants were issued pursuant to a Warrant Agreement, the form of which is incorporated by reference as Exhibit 10.1. The warrant was issued in conjunction with an appointment as an independent director. Neither the warrant nor the underlying common stock was registered under the Securities Act, or the securities laws of any state, but were issued in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements, and the Warrant Agreement and any stock certificates issued upon exercise thereof shall contain a legend stating the same.

Following the end of the quarter, effective August 6, 2014, we issued a stock warrant to purchase an aggregate of 537,500 shares of common stock to an underwriter at an exercise price of $0.23 per share (the closing price of the stock as of the date of issuance). The warrants were issued pursuant to a Warrant Agreement, the form of which is incorporated by reference as Exhibit 10.2. The warrant was issued in conjunction with the public offering of 10,750,000 shares of the common stock registered on the Company’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission. Neither the warrant nor the underlying common stock was registered under the Securities Act, or the securities laws of any state, but were issued in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements, and the Warrant Agreement and any stock certificates issued upon exercise thereof shall contain a legend stating the same.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

a)	None
b)	None

Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date

3.1	Composite Certificate of Incorporation of Juhl Energy, Inc.		3.1	Form S-1 File No. 333-195636	May 1, 2014

3.2	Amended and Restated Bylaws		3	Form 8-K File No. 000-54080	August 22, 2011

10.1	Form of Warrant	X

10.2	Form of Warrant Issued to Northland Securities, Inc.		10.16	Form S-1/A	June 6, 2014
File No. 333-195636

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document*	X

101.SCH	XBRL Taxonomy Extension Schema Document*	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

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

Date: August 19, 2014
/s/ John Mitola
John Mitola
President