Form 10-Q
period 2014-09-30
Juhl Energy, Inc
filed 2014-11-19
CIK 1366312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Common Stock:  35,924,826 shares outstanding as of November 15, 2014.

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Juhl Energy, Inc. (“Juhl Energy” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission” or “SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the consolidated financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2013, previously filed with the Commission, which are included in the Annual Report on Form 10-K filed on April 7, 2014.

JUHL ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,365,607	$1,280,681
Restricted cash	80,043	488,715
Short-term investments - restricted	82,032	90,005
Accounts receivable, net of allowance for doubtful accounts	2,256,302	3,046,678
Work-in-progress	536,590	518,762
Inventory	89,457	92,663
Costs and estimated profits in excess of billings	-	849,241
Other current assets	117,378	231,923
Total current assets	4,527,409	6,598,668

PROPERTY AND EQUIPMENT, Net	26,861,666	23,831,680

OTHER ASSETS
Escrow cash reserves for contractual commitments	1,255,208	1,288,231
Loan costs, net	287,139	6,843
Intangible assets	275,466	258,666
Goodwill	214,090	214,090
Project development costs and other	153,110	89,540
Total other assets	2,185,013	1,857,370

TOTAL ASSETS	$33,574,088	$32,287,718

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,551,016	$2,499,522
Accrued liabilities	1,370,611	1,305,447
Deferred revenue - license arrangement and other	428,005	317,408
Current portion of notes payable	2,788,302	910,612
Derivative liabilities- interest rate swap	-	194,196
Share repurchase obligation	518,450	-
Current portion of nonrecourse debt	1,121,584	834,555
Total current liabilities	7,777,968	6,061,740

LONG-TERM LIABILITIES
Nonrecourse debt, net of current portion	11,426,026	9,032,734
Notes payable, net of current portion	3,213,512	3,123,617
Derivative liabilities- interest rate swap	-	265,804
Other long-term liabilities	615,186	553,464
Deferred revenue - license arrangement and 1603 Grant, net of current portion	1,884,100	1,967,839
Deferred revenue - power purchase contract	4,195,093	4,058,924
Deferred income taxes	42,000	42,000
Total long-term liabilities	21,375,917	19,044,382

REDEEMABLE PREFERRED MEMBERSHIP INTERESTS	2,000,000	2,518,450

REDEEMABLE CUMULATIVE PREFERRED STOCK OF SUBSIDIARY	4,072,700	1,580,000

STOCKHOLDERS' EQUITY (DEFICIT)
Controlling interest in equity:
Preferred Stock, 20,000,000 shares authorized
Series A convertible preferred stock - $.0001 par value, -0- and 4,820,000 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively (liquidation preference of $-0- and $5,836,000 at September 30, 2014 and December 31, 2013, respectively)	-	2,569,683
Series B convertible preferred stock - $.0001 par value, 128,042 and 5,966,792 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	240,391	11,392,403
Common Stock - $.0001 par value; 100,000,000 shares authorized, 36,114,430 and 24,449,626 issued and 35,924,826 and 24,260,022 outstanding September 30, 2014 and December 31, 2013, respectively	3,611	2,445
Additional paid-in capital	22,879,549	9,348,324
Treasury stock, 189,604 shares held by the Company at September 30, 2014, and December 31, 2013	(218,965)	(218,965)
Accumulated deficit	(25,598,882)	(21,421,071)
Total equity (deficit) attributable to Juhl Energy, Inc.	(2,694,296)	1,672,819
Noncontrolling interest in equity	1,041,799	1,410,327
Total stockholders' equity (deficit)	(1,652,497)	3,083,146

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$33,574,088	$32,287,718

The accompanying notes are an integral part of these consolidated statements.

The following table presents information on assets and liabilities related to a VIE that is consolidated by the Company at September 30, 2014 and December 31, 2013. The difference between total VIE assets and liabilities represents the Company's interests in those entities, which were eliminated in consolidation.

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
	(unaudited)
Cash	$706,779	$119,734
Restricted cash	-	374,443
Accounts receivable and other current assets	186,598	221,955
Property and equipment, net	14,528,260	15,003,771
All other assets	619,117	800,000
Total assets	$16,040,754	$16,519,903

Accounts payable and accrued expenses	$518,223	$403,533
Derivative liabilities	-	460,000
Deferred revenue- power purchase contract	41,356	30,597
Nonrecourse debt	9,608,735	9,177,788
Total liabilities	$10,168,314	$10,071,918

The assets of the consolidated VIEs are used to settle the liabilities of those entities. Liabilities are nonrecourse to the general credit of the Company.

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	2014		2013
	(unaudited)		(unaudited)

REVENUE	$3,592,682	100.0%	$3,204,328	100.0%

COST OF GOODS SOLD	3,082,117	85.8	2,773,622	86.6

GROSS PROFIT	510,565	14.2	430,706	13.4

OPERATING EXPENSES
General and administrative expenses	599,546	16.7	648,040	20.2
Payroll and employee benefits	935,310	26.0	700,936	21.9
Wind farm administration expenses	143,991	4.0	50,894	1.6
Total operating expenses	1,678,847	46.7	1,399,870	43.7

OPERATING INCOME (LOSS)	(1,168,282)	(32.5)	(969,164)	(30.3)

OTHER INCOME (EXPENSE)
Interest and dividend income	1,300	0.0	423	0.0
Interest expense	(244,477)	(6.8)	(209,424)	(6.5)
Gain (loss) on fair value of interest rate swap	-	0.0	(25,666)	(0.8)
Other income	-	0.0	5,000	0.2
Total other income (expense), net	(243,177)	(6.8)	(229,667)	(7.1)

INCOME (LOSS) BEFORE INCOME TAXES	(1,411,459)	(39.3)	(1,198,831)	(37.4)

INCOME TAX BENEFIT (EXPENSE)	-	-	-	-

NET INCOME (LOSS)	(1,411,459)	(39.3)	(1,198,831)	(37.4)

LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(55,551)	(1.5)	(88,027)	(2.7)

NET INCOME (LOSS) ATTRIBUTABLE TO JUHL ENERGY, INC.	$(1,355,908)	(37.8)%	$(1,110,804)	(34.7)%

PREFERRED DIVIDENDS	151,208		124,337

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,507,116)		$(1,235,141)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED	31,718,304		23,700,680

NET INCOME (LOSS) PER SHARE BASIC & DILUTED	$(0.05)		$(0.05)

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	2014		2013
	(unaudited)		(unaudited)

REVENUE	$10,328,637	100.0%	$8,670,985	100.0%

COST OF GOODS SOLD	8,337,784	80.7	7,044,596	81.3

GROSS PROFIT	1,990,853	19.3	1,626,389	18.7

OPERATING EXPENSES
General and administrative expenses	2,268,710	22.0	1,932,356	22.3
Payroll and employee benefits	2,762,045	26.7	1,998,249	23.1
Wind farm administration expenses	386,181	3.7	263,918	3.0
Total operating expenses	5,416,936	52.4	4,194,523	48.4

OPERATING INCOME (LOSS)	(3,426,083)	(33.1)	(2,568,134)	(29.7)

OTHER INCOME (EXPENSE)
Interest and dividend income	1,710	0.0	2,793	0.0
Interest expense	(658,193)	(6.4)	(624,510)	(7.2)
Gain (Loss) on fair value of interest rate swap	(74,673)	(0.7)	491,225	5.7
Total other income (expense), net	(731,156)	(7.1)	(130,492)	(1.5)

INCOME (LOSS) BEFORE INCOME TAXES	(4,157,239)	(40.2)	(2,698,626)	(31.2)

INCOME TAX BENEFIT (EXPENSE)	-	0.0	-	0.0

NET INCOME (LOSS)	(4,157,239)	(40.2)	(2,698,626)	(31.2)

LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(361,116)	(3.5)	117,399	1.4

NET INCOME (LOSS) ATTRIBUABLE TO JUHL ENERGY, INC.	$(3,796,123)	(36.7)%	$(2,816,025)	(32.6)%

PREFERRED DIVIDENDS	381,688		204,957

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,177,811)		$(3,020,982)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	27,224,208		23,430,073

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$(0.15)		$(0.13)

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

										Total
			Convertible		Convertible					Stockholders'		Total
			Preferred Stock		Preferred Stock		Additional			Equity-		Stockholders'
	Common Stock		Series A		Series B		Paid-In	Treasury	Accumulated	(deficit)	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Juhl Energy	Interest	(deficit)

BALANCE -December 31, 2013	24,449,626	$2,445	4,820,000	$2,569,683	5,966,792	$11,392,403	$9,348,324	$(218,965)	$(21,421,071)	$1,672,819	$1,410,327	$3,083,146

Net income (loss)	-	-	-	-	-	-	-	-	(3,796,123)	(3,796,123)	(361,116)	(4,157,239)

Stock-based compensation	250,000	25	-	-	-	-	457,971	-	-	457,996	-	457,996

Series A preferred stock dividend paid in common stock	33,265	3	-	(5,316)	-	-	5,313	-	-	-	-	-

Series A preferred stock dividend paid with promissory note	-	-	-	(46,613)	-	-		-	-	(46,613)	-	(46,613)

Issuance of common stock upon conversion of Series A preferred stock	260,000	26	(260,000)	(131,035)	-	-	131,009	-	-	-	-	-

Repurchase and retirement of common stock	(60,000)	(6)					(14,994)			(15,000)		(15,000)

Issuance of common stock for acquisition of PVPower	431,539	43	-	-	-	-	64,688	-	-	64,731	-	64,731

Repurchase of preferred stock through issuance of promissory note	-	-	(4,560,000)	(2,386,719)	(5,838,750)	(11,152,012)	11,354,993	-	-	(2,183,738)	-	(2,183,738)

Issuance of common stock in public offering (net of $514,910 offering expenses)	10,750,000	1,075	-	-	-	-	1,532,615	-	-	1,533,690	-	1,533,690

Warrants issued in connection with common stock in public offering	-	-	-	-	-	-	101,400	-	-	101,400	-	101,400

Dividends on subsidiary preferred stock paid in cash	-	-	-	-	-	-	-	-	(155,028)	(155,028)	-	(155,028)

Dividends paid on preferred membership interests in wind farms and other distributions	-	-	-	-	-	-	-	-	(226,660)	(226,660)	(7,412)	(234,072)

Accretion of redeemable cumulative preferred stock of subsidiary to redemption value	-	-	-	-	-	-	(101,770)	-	-	(101,770)	-	(101,770)

BALANCE -September 30, 2014 (unaudited)	36,114,430	$3,611	-	$-	128,042	$240,391	$22,879,549	$(218,965)	$(25,598,882)	$(2,694,296)	$1,041,799	$(1,652,497)

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,157,239)	$(2,698,626)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,081,712	1,198,778
Impairment of inventory	-	172,200
Stock-based compensation	457,996	32,753
Change in allowance for doubtful accounts	(17,000)	5,680
(Gain) loss on fair value of interest rate swap	-	(375,034)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	952,605	(536,514)
Work-in-progress	(17,828)	(152,585)
Inventory	3,206	12,934
Costs and estimated earnings in excess of billings	849,241	-
Other current assets	118,282	99,015
Accounts payable	(1,113,261)	487,846
Promissory notes payable	115,873	115,873
Accrued expenses	18,551	129,227
Derivative instruments - interest rate swap	(460,000)	(116,191)
Deferred revenue	205,432	80,648
Other long-term liabilities	61,722	-
Other	(12,296)	75,000
Net cash provided by (used in) operating activities	(1,913,004)	(1,468,996)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from short-term investments	10,000	320,310
Payable to former owners of acquired company	-	(735,872)
Cash paid for business acquisition, net of cash acquired	(1,805,403)	-
Payments for project development costs, net of reimbursements	(63,570)	(67,667)
Payments for property and equipment	(98,115)	(134,295)
Net cash provided by (used in) investing activities	(1,957,088)	(617,524)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	408,672	(221,937)
Escrow deposits related to long-term debt, net	208,023	(195,850)
Net proceeds from sale of common stock	1,799,845	-
Repurchase of common stock	(15,000)	-
Repurchase of Series A and B preferred stock	(80,000)	-
Cash dividends and distributions paid	(389,100)	(264,442)
Net proceeds from sale of preferred stock of subsidiary	2,390,930	1,350,000
Proceeds from notes payable	707,212	769,125
Principal payments on notes payable	(778,918)	(511,720)
Payments of loan costs	(296,646)	-
Net cash provided by (used in) financing activities	3,955,018	925,176

NET INCREASE (DECREASE) IN CASH	84,926	(1,161,344)

CASH BEGINNING OF THE PERIOD	1,280,681	2,031,039

CASH END OF THE PERIOD	$1,365,607	$869,695

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$412,661	$362,826

NONCASH INVESTING AND FINANCING ACTIVITIES
Series A dividend payment in common stock	$(5,316)	$(292,413)
Issuance of common stock upon conversion of Series A preferred stock	$131,035	$-
Issuance of promissory note for Series A preferred stock dividend	$46,613	$-
Issuance of promissory note for Series A and B preferred stock	$2,103,738
Issuance of common stock for PVPower acquisition	$64,731	$-
Series A preferred stock dividend	$-	$292,413
Costs of raising capital included in accounts payable	$164,755	$-
Share repurchase obligation	$518,450	$-
Warrants issued to underwriter	$101,400	$-
Accretion of subsidiary preferred stock	$101,770
Business acquisition financed with notes payable	$2,500,000	$-

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Juhl Energy, Inc. (“Juhl Energy” or “the Company”) conducts business under the following subsidiaries, Juhl Energy Services, Inc. (“JES”), Juhl Energy Development, Inc. (“JEDI”), Juhl Renewable Assets, Inc. (“JRA”), Next Generation Power Systems, Inc. (“NextGen”), Juhl Renewable Energy Systems, Inc. (“JRES”), Power Engineers Collaborative, LLC (“PEC”), Juhl Tower Services, Inc. (“JTS”) (which is a wholly-owned subsidiary of JES) and ownership and operational duties over the following operating wind farms: Woodstock Hills LLC (“Woodstock Hills”), Winona County Wind, LLC (“Winona”), Valley View Transmission, LLC (“Valley View”) and 5045 Wind Partners LLC (“Iowa wind farms”).

Juhl Energy is an established leader in the renewable energy industry with a focus on community-based wind power development and ownership of clean energy assets throughout the United States and Canada. In addition, the Company provides engineering, asset management and maintenance services to the utility and telecommunication industries.

U.S. generally accepted accounting principles require certain variable interest entities (“VIE”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient powers, obligations, or rights or if the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.

All significant intercompany investments, balances, and transactions have been eliminated.

USE OF ESTIMATES

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: revenue recognition; realizability of accounts receivable; determination of the primary beneficiary of a variable interest entity; the assumptions used in the impairment analysis of long-lived assets and goodwill; the assumptions used in analysis of going concern, valuation of deferred tax assets, deferred power purchase contract revenue, stock-based compensation and warrants, asset retirement obligations, derivative instruments, assumptions used in the computation of contingent liabilities and estimating the fair value of acquired assets and liabilities, and other contingencies. It is at least reasonably possible that these estimates will change in the future. Actual amounts may differ from these estimates, and such differences may be material to the consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and intangible assets in accordance with the accounting guidance which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Amortization expense, including amounts for deferred loan costs, for the nine-month periods ended September 30, 2014 and 2013 was approximately $75,000 and $266,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at September 30, 2014 and December 31, 2013 due to the short maturity nature of these instruments. The carrying value of restricted cash and short-term investments approximate their fair value based on quoted market prices. The Company believes the carrying amount of the long-term debt approximates the fair value due to a significant portion of total indebtedness containing variable interest rates and these rates are market interest rates for these borrowings.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our condensed combined consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

 In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.  ASU 2014-15 defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures.  Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.  Currently, GAAP lacks guidance about management's responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern or to provide related footnote disclosures.  The ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively.  Early adoption is permitted.  We have not determined the effect of the standard on our ongoing financial reporting.

2.	CONCENTRATIONS

The Company derived approximately 46% of its revenue for the nine months ended September 30, 2014 from three customers primarily as a result of electricity sales (22%) and engineering consulting services (24%). The Company derived approximately 52% of its revenue for the nine months ended September 30, 2013 from three customers primarily as a result of electricity sales (22%) and engineering consulting services (30%). At September 30, 2014 and December 31, 2013, 44% and 65% of the Company's accounts receivable were due from two customers, respectively.

3.	GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company currently has negative working capital, a history of recurring losses and recurring negative cash flow from operating activities, and during the third quarter of 2014 has not yet established a source of cash funding to retire obligations coming due within the next twelve months, namely the Company will need to find additional sources of capital to fund the balloon payment of Vision Opportunity Fund note obligation which has been assigned and is now payable to Airdrie Partners (see Note 14). Additionally, the Company was unable to meet profitability and revenue growth expectations with its Juhl Tower Services subsidiary during the third quarter of 2014 and, as a result, in October 2014 they have decided to significantly wind down the operations of this subsidiary. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near term, on the financing of acquisition of additional wind projects and the financing for construction of its larger scale development projects and additional capital to fund operating activities. There is no assurance that such capital will be available.  The Company intends to position itself so that it may be able to raise additional funds through the capital markets. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

4.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30, 2014	December 31, 2013 *
Accounts receivable	$2,203,124	$2,882,744
Unbilled receivables	49,000	202,250
Other receivables	44,858	19,364
Allowance for doubtful accounts	(40,680)	(57,680)
Total	$2,256,302	$3,046,678

* Derived from December 31, 2013 audited financial statements.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2014	December 31, 2013 *
Land and improvements	$82,958	$82,958
Building and improvements	292,690	292,690
Equipment, including vehicles	872,054	775,420
Turbines and improvements	29,790,074	25,817,228
Construction in process	-	7,626
Subtotal	31,037,776	26,975,922
Less accumulated depreciation	(4,176,110)	(3,144,242)
Total	$26,861,666	$23,831,680

* Derived from December 31, 2013 audited financial statements.

Depreciation expense, including amounts for grant liability amortization, was approximately $1,007,000 and $933,000 for the nine months ended September 30, 2014 and 2013, respectively.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

6.	INCOME TAXES

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the nine months ended September 30:

	2014		2013
Statutory tax rate	$(1,413,000)	34.0%	$(918,000)	34.0%
States taxes, net of federal benefit	(333,000)	8.0	(162,000)	6.0
Nondeductible income/expenses	(49,000)	1.2	(202,000)	7.5
Effect of prior year state changes	(254,000)	6.1	-	-
Increase in valuation allowance	2,053,000	(49.4)	1,293,000	(47.9)
Other, net	(4,000)	0.1	(11,000)	0.4
	$-	0.00%	$-	0.00%

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

7.	NOTES PAYABLE

Notes payable consists of the following:

	September 30, 2014	December 31, 2013 *

Note payable to a turbine supplier, including interest at 6%; payable solely through 95% of net cash flows from a wind project; secured by Company’s first secured rights arising out of its Development and Construction Services Agreement with the underlying project. The note payable has been classified as long-term based on estimated payments from project cash flows. Increases in amounts represent accrued interest. See Note 13 for legal proceedings with the turbine supplier.	$3,184,469	$3,068,595

Note payable to Vision Opportunity Master Fund for repurchase of preferred stock, due July 31, 2015 with interest at 8%; payable in monthly installments of $40,000; unsecured; subject to default interest rate of 15% in the event of non-payment of the monthly installments or the final payment.	1,882,963	-

Note payable to a bank with revolving draw feature; $600,000 maximum loan amount subject to borrowing base consisting of 80% of eligible accounts receivable; interest at the Wall Street Journal prime rate plus 2.25% (5.5% at September 30, 2014 and December 31, 2013); due December 2014, interest payable monthly; collateralized by all assets of PEC; subject to financial covenants including current ratio and leverage ratio for PEC; guaranteed by Juhl Energy.	465,000	330,000

Note payable to a bank with revolving draw feature; $500,000 maximum loan amount subject to borrowing base consisting of 80% of eligible accounts receivable; interest at the Wall Street Journal prime rate plus 2.25% (5.5% at September 30, 2014 and December 31, 2013); due January 2015, interest payable monthly; collateralized by all assets of JTS; subject to financial covenants including current ratio, debt service coverage, and leverage ratio for JTS; guaranteed by Juhl Energy. The Company has certain covenant violations as described below.	241,583	385,963

Note payable to bank, due December 2018, with interest at 5.75%; payable in monthly installments of $1,354, and balloon payment of $123,000 at maturity collateralized by land and building, rights to payment under leases, and guaranteed by Juhl Energy.	157,174	162,000

Note payable to bank, due December 2018, with interest at 4.75%; payable in monthly installments of $1,354, collateralized by restricted short-term investments.	70,625	87,671
Total Notes Payable	6,001,814	4,034,229
Less current portion	(2,788,302)	(910,612)
Long-term portion	$3,213,512	$3,123,617

* Derived from December 31, 2013 audited financial statements.

At December 31, 2013 and September 30, 2014, we were not in compliance with certain debt covenants with respect to the revolving note agreement for JTS and as such, the note is subject to a payoff demand by the lender. The non-compliance has no impact on the classification of the note as it is recorded as a current liability. The note is also subject to a parent guarantee. The Company obtained a four-month extension agreement with the bank in September 2014 which did not involve a waiver for any covenant violations as a part of the new agreement. There can be no assurance that debt covenant waivers or amendments would be obtained, if needed, or that the debt could be refinanced with other financial institutions on favorable terms. The Company is evaluating the extent to which this facility is needed in connection with its recent business decision to change how it operates in the tower maintenance sector.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

8.	NONRECOURSE DEBT

Nonrecourse debt obligations consist of the following:

	September 30, 2014	December 31, 2013 *
Note payable to bank, due January 2016, with interest at 5.5% at both September 30, 2014 and December 31, 2013; payable in quarterly installments of $82,031, collateralized by Woodstock Hills assets including turbines and improvements, rights to payment under leases and the power purchase contract.	$469,154	$689,501

Note payable to bank, due in April 2026, payable in semi-annual payments of principal and interest. Interest rate floats at 6-month LIBOR plus 325 basis points totaling approximately 3.60% at December 31, 2013 and through the date of refinancing, with 75% of the loan balance subject to an interest rate swap arrangement, which fixed this portion of the debt at approximately 6.96%; collateralized by all Valley View wind farm project assets; note was refinanced in March 2014.	-	9,177,788

Note payable to bank, due in September 2026, payable in quarterly payments of principal and interest of approximately $265,250. Approximately 85% of the loan balance currently carries a fixed rate of 5.39%. Approximately 15% of the loan balance carries a variable interest rate at 300 basis points over the one month LIBO rate (currently 3.15%) ; interest rates will increase by 25 basis points (.25%) every three years ; collateralized by all Valley View wind farm project assets and subject to restrictive covenants.	9,608,734	-

Note payable to bank, due in November 2021, payable in monthly payments of approximately $8,333; interest rate is 0%; collateralized by all assets associated with two wind farm entities located in Iowa and subject to restrictive covenants.	708,333	-

Note payable to bank, due in November 2021, payable in monthly payments of principal and interest of approximately $19,537, with a balloon payment obligation of approximately $614,000 at the due date; Interest rate floats at the New York prime lending rate plus 250 basis points (5.75% at September 30, 2014); interest rate will be fixed at a rate of 5.75% for the first four years, at which point the rate will be fixed at the NY prime lending rate plus 250 basis points, subject to a ceiling of 7.75% and a floor of 5.75%; collateralized by all assets associated with two wind farm entities located in Iowa and subject to restrictive covenants.

	1,761,389	-
Total nonrecourse debt	12,547,610	9,867,289
Less current portion	(1,121,584)	(834,555)
Long-term portion	$11,426,026	$9,032,734

* Derived from December 31, 2013 audited financial statements.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Refinancing of nonrecourse debt

The nonrecourse debt of the Valley View wind farm was refinanced in March 2014 through a new bank in order to improve cash flow through interest savings over the term of the loan. The new facility provides for a loan of $9,750,000 together with letter of credit instruments to meet credit obligations under the power purchase contract and a debt service reserve. The cumulative weighted average interest rate of the loan is approximately 5.8%. The interest rate swap arrangement described in Note 9 was terminated as a part of the refinancing and settled for approximately $632,000 in March 2014.

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

The fair value of the interest rate swap agreement obligation of $460,000 at December 31, 2013 was recorded as a current and long-term liability on the balance sheet.

The following table provides details regarding the losses from the Company's derivative instruments in the consolidated statements of operations, none of which are designated as effective hedging instruments:

		Nine months ended September 30,
Instrument	Statement of operations location	2014	2013
Interest rate swap	Other income (expense)	$(74,673)	$491,225

10.	STOCK-BASED COMPENSATION

The Company has an incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and any other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. The maximum shares reserved under the plan is 4,500,000 shares. As of September 30, 2014, the Company had 3,635,000 shares available for award under the plan.

Stock Options

The following table summarizes information for options outstanding and exercisable at September 30, 2014:

	Weighted Average Exercise Price	Option Shares
Outstanding at December 31, 2013	$1.60	1,910,000
Granted	$0.38	50,000
Cancelled	$1.59	(1,345,000)
Outstanding at September 30, 2014	$1.37	615,000

Options exercisable at September 30, 2014	$1.51	515,000

Issuance of restricted stock

In February 2014, we issued an aggregate of 250,000 restricted shares of common stock to a consultant which vest over a 15-month period and are subject to lock-up restrictions. The stock was awarded pursuant to a Restricted Stock Award Agreement under the incentive compensation plan.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Stock warrants

In February, March and April 2014, the Company issued stock warrants to purchase an aggregate of 5,720,000 shares of common stock to directors, officers and service providers at an exercise prices ranging from $0.21 to $.40 per share (the closing price of the stock as of the date of issuance) and expire ten years from the grant date. The warrants were issued pursuant to Warrant Agreements that are outside of the incentive compensation plan The warrants vest over 17 to 20 months. The fair value of each warrant is estimated on the date of issuance using the Black-Scholes option-pricing model. For warrants issued in 2014, the following Black-Scholes option-pricing model assumptions were used, underlying price of $0.21-$0.40, dividend yield of 0%, expected volatility of 117%, risk-free interest rate of 1.75%, and average expected life of 5.75 years.

In August 2014, the Company issued stock warrants to purchase an aggregate of 537,500 shares of common stock to the underwriter of a public offering at an exercise price of $0.23 per share and expires five years from the grant date. The fair value of each warrant is estimated on the date of issuance using the Black-Scholes option-pricing model. For warrants issued in 2014, the following Black-Scholes option-pricing model assumptions were used, underlying price of $0.23, dividend yield of 0%, expected volatility of 117%, risk-free interest rate of 2.49%, and average expected life of five years. Based on the pricing model, the Company estimates the warrants have a fair value of approximately $101,000.

The following table summarizes information for warrants outstanding and vested at September 30, 2014:

Issue Date	Number of Warrants	Expiration Date	Exercise Price Per Share	Warrants Vested
December 2009	100,000	December 2014	$1.25	100,000
September 2012	50,000	December 2015	$0.50	50,000
February 2014	3,500,000	February 2024	$0.21	1,312,500
March 2014	2,020,000	March 2024	$0.35	757,500
April 2014	200,000	April 2024	$0.40	130,000
August 2014	537,500	July 2019	$0.23	537,500
Total	6,407,500			2,887,500

Stock compensation expense

For the three months and nine months ended September 30, 2014, the Company recognized approximately $157,000 and $458,000, respectively, of stock compensation expense including $267,000 for warrants issued to directors, officers and service providers. For the three and nine months ended September 30, 2013, the Company recognized stock compensation expense of approximately $11,000 and $33,000, respectively.  As of September 30, 2014, there was approximately $747,000 total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

11.	COMMON STOCK EQUITY OFFERING

On August 7, 2014, the Company received gross cash proceeds of approximately $2,150,000 before costs of raising capital pursuant to an underwritten public offering for 10,750,000 shares of common stock. The lead underwriter received a stock warrant for 537,500 shares of common stock exercisable at any time at the option of the Underwriter over five years at a strike price of $0.23 per share, with a fair value of approximately $101,000. Offering expenses of approximately $515,000 have been recorded as a reduction to additional paid-in capital. The net cash proceeds of the offering, approximately $1,635,000 will be primarily used by the Company for working capital and general corporate purposes. No additional accelerated principal payments other than a $100,000 payment as agreed with the Vision Opportunity Fund will be made.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

12.	BUSINESS SEGMENTS

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

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	For the Nine Months Ended
	September 30,
	2014	2013
Revenue:
Renewable energy development	$1,225,071	$112,695
Renewable power plant ownership	2,359,473	2,054,018
Energy & telecommunications services	7,098,397	6,827,279
Eliminations	(354,304)	(323,007)
Total Revenue	$10,328,637	$8,670,985

Income (loss) from operations:
Renewable energy development	$(412,922)	$(620,857)
Renewable power plant ownership	427,858	356,277
Energy & telecommunications services	(891,961)	(582,393)
Corporate and other	(2,549,058)	(1,721,161)
Eliminations		-
Income (loss) from operations	(3,426,083)	(2,568,134)
Other income (loss), net	(731,156)	(130,492)
Income (loss) before income taxes	$(4,157,239)	$(2,698,626)

	As of	As of
	September 30,	September 30,
	2014	2013
Total Assets:
Renewable energy development	$526,813	$955,102
Renewable power plant ownership	29,046,555	25,873,131
Energy & telecommunications services	3,484,108	3,532,438
Corporate and other	516,612	807,631
Total assets	$33,574,088	$31,168,303

13.	LEGAL PROCEEDINGS

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

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

14.	PREFERRED STOCK

Preferred stock transactions

Effective February 18, 2014, the Company entered into a Securities Purchase Agreement with the primary Series A Preferred stockholder whereby the Company agreed to purchase 10,398,750 shares of Preferred Stock of the Company held by such stockholder (consisting of 4,560,000 shares of Series A Preferred Stock and 5,838,750 shares of Series B Preferred Stock) for a total purchase price of approximately $2,184,000. The Company agreed to pay the purchase price in the following manner: (i) pay a non-refundable $40,000 deposit on date of execution of the Purchase Agreement; (ii) pay a non-refundable payment of $40,000 on or before March 15, 2014; and (iii) issue Seller an amortizing promissory note on April 1, 2014, with a principal sum of approximately $2,104,000 for the remaining balance of the Purchase Price, with an interest rate of 8% and a maturity date of May 1, 2015. The Purchase Price was satisfied and the conditions were met, and the transaction closed on April 1, 2014. The note, as amended, will be repaid via minimum cash payments of $40,000 per month, with the remaining principal due in July 2015. The note was amended to extend the maturity date to July 31, 2015 and an accelerated one-time payment of $100,000 in August 2014.

On October 31, 2014, Vision sold all of its outstanding Juhl Energy securities to Airdrie Partners I, LP (“Airdrie Partners”) and assigned the Note, as amended, to Airdrie Partners. On that date, we entered into a second amendment agreement to the Note with Airdrie Partners changing the name of the holder from Vision to Airdrie Partners and addressing other administrative matters. All other terms of the Note, as amended, remain the same.

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

Subsidiary preferred stock offering

During the first quarter of 2014, our subsidiary, Juhl Renewable Assets, commenced a new private sale of its Series A Preferred Stock with the intention of raising net proceeds up to approximately $3,000,000 for the acquisition of specific assets of comparable value, and for other purposes. The preferred stock provides for a 9% annual dividend to its holders, payable quarterly.  As of September 30, 2014, the Company raised net proceeds of approximately $2,391,000 and raised additional net proceeds of $761,000 in October 2014. Accretion charge was approximately $102,000 on the funds raised during the three months ended September 30, 2014. The Company has utilized the proceeds raised to-date in this private placement primarily to provide funding assistance for the acquisition of wind farm assets located in Iowa (see Note 15) and to replenish previous advances made by the Company in acquiring its existing ownership interests in wind farms. In addition, one holder of redeemable preferred membership interests in the Valley View wind farm has exercised its put option (for approximately $518,000) in October 2013 and the Company was required to redeem such interests by June 1, 2014. The Company anticipates the redemption payment of approximately $518,000 will be made by the subsidiary by the end of January 2015. Since the Company is currently in default in the redemption of the redeemable membership interests in Valley View, the holder of the preferred membership interests has rights and remedies available to it at law or in equity including, but not limited to, the right to provide written demand to the Manager to sell assets of the limited liability company to which the preferred stock was issued. The 12% dividend payments on the redeemable preferred stock in Valley View have been kept current.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

15.	ACQUISITIONS

Iowa Wind Farms

In August 2014, the Company closed on the purchase of 100% of the membership interests of limited liability companies comprising 3.2 MW of wind energy facilities in Iowa (the “Iowa wind farms”). The total consideration was approximately $4,379,000. The primary sources of payment of the acquisition price were approximately $1,879,000 in cash ($1,805,000 net of cash acquired) along with a new $2,500,000 bank note that is recourse only to the underlying wind farm assets. The cash consideration was provided out of proceeds raised by Juhl Renewable Assets. The bank note carries a weighted average interest rate of approximately 4.1% and will be amortized over approximately seven years at which time there will be a balloon payment on any remaining amounts owed. The purchase of the wind facilities includes a power purchase agreement with a regulated utility that expires in November 2021.

The acquisition is being accounted for under the acquisition method and, accordingly, the operating results for the Iowa wind farms have been included in these condensed consolidated statements from the date of acquisition. The assets and liabilities of Iowa wind farms were recorded at their respective estimated fair values as of the date of the acquisition using generally accepted accounting principles for business combinations. The Company used a combination of the market and cost approaches that included unobservable level three inputs to estimate the fair values of the Iowa wind farms assets acquired and liabilities assumed.

The following table summarizes the purchase price allocation using estimated fair values of Iowa wind farm’s assets acquired:

Cash	$74,000
Accounts receivable	145,000
Other current assets	4,000
Property and equipment	3,981,000
Cash reserves for loan and contractual commitments	175,000
Total assets acquired	$4,379,000

PVPower

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

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Proforma information:

The acquired Iowa wind farms contributed revenues of approximately $80,000 and earnings of approximately $26,000 to Juhl Energy, Inc. for the period from August 11, 2014 to September 30, 2014. The following unaudited pro forma summary presents consolidated information of Juhl Energy, Inc. as if the business combination had occurred on January 1, 2013:

	Three months ended September 30,
	2014	2013
Net revenue	$3,669,000	$3,305,000
Net income (loss) before taxes	$(1,396,000)	$(1,307,000)

	Nine months ended September 30,
	2014	2013
Net revenue	$10,941,000	$9,278,000
Net income (loss) before taxes	$(3,861,000)	$(2,529,000)

Juhl Energy, Inc. did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Costs of acquiring the Iowa wind farms is not considered material for purposes of the proforma adjustments.

These pro forma amounts have been calculated after applying Juhl’s accounting policies and adjusting the results of the Iowa wind farms to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 1, 2013, with the consequential tax effects.

16.	COMMITMENTS AND CONTINGENCIES

Effective July 1, 2014, the company entered into a six-year lease commitment in the Chicago area requiring lease payments of approximately $80,000 per year with additional payments related to a pro-rata share of the landlord’s operating expense and property taxes.

The Company has an obligation to issue 500,000 shares of unregistered common stock pursuant to the earn-out provisions of our acquisition agreement with the former owners of Power Engineers Collaborative. Such issuance is expected in January 2015.

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
Winona Wind

Winona Wind Holdings, LLC,

a Minnesota limited liability company which we acquired on October 13, 2011, and which is now a wholly-owned subsidiary of Juhl Energy Development, Inc. and which owns 100% of Winona County Wind, LLC (“Winona County”), the operator of the wind farm;

PEC	Power Engineers Collaborative, LLC, an Illinois limited liability company, which we acquired on April 30, 2012 and which is now our wholly-owned subsidiary
Iowa Wind Farms

5045 Wind Partners, LLC

an Iowa limited liability company acquired on August 11, 2014 of which Juhl Renewable Assets, Inc. directly holds a 100% interest, which owns two Iowa wind projects comprised of two 1.6 MW wind turbines in the Central Iowa region

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

For example, in July 2014, the Company announced that Juhl Renewable Energy Systems was named as lead contractor for all rooftop installations completed through the “Solar Chicago Program”. The “Solar Chicago Program” provides affordable and efficient renewable energy solutions for its residential property owners throughout the Chicago metro area. Further, PEC, our engineering subsidiary, will support the Company’s project management efforts including energy modeling, and the design and installation of the solar projects.

Further, Juhl Energy’s business strategy has allowed us to remain well-positioned for future growth despite the uncertainty surrounding federal policy with respect to tax incentives which have impacted businesses operating in the wind industry. Our business and operating strategy, among other things, is to continue to develop into an innovative, diverse and balanced clean energy company. We will work to leverage our portfolio of existing community wind power projects, develop new wind farm projects, including at industrial plants to help reduce the carbon footprint of manufacturers, and take equity ownership positions in existing community-based wind farms. Further, we are continuing to diversify our business operations by expanding our product offerings to energy conscious consumers with the development of our small scale renewables, including wind turbines and solar products, and expanding our services offerings to provide engineering services for our clients. More recently, we expanded our maintenance services capabilities to include cellular towers but due to lack of profitability we have begun to wind down operations in the fourth quarter of 2014.

In August 2014, we added to our portfolio of wind farms through Juhl Renewable Assets’ purchase of the 100% membership interest in 5045 Wind Partners, LLC, which owns two Iowa wind projects comprised of two 1.6 MW wind turbines in the central Iowa region.

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

With regard to our entry into expansion of maintenance services to cellular towers to the U.S. telecommunication industry in the first quarter of 2013 through Juhl Tower Services, a wholly-owned subsidiary of Juhl Energy Services, we have not met profitability and revenue growth expectations. Therefore, we have begun to significantly wind down the operations of Juhl Tower Services in the fourth quarter of 2014. We are considering other approaches such as joint venture arrangements that would allow us to apply our existing installation and maintenance service competencies to tower project work such as solar, battery backup or short cycle service work. In the event that we are unable to solidify a profitable joint venture arrangement or attract project opportunities that would provide a high probability of ongoing revenue, cash flow and profitability, we would likely cease all operations of cell tower services work and focus our service business growth on renewable power systems.

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

Due to the anticipated increased demand for electricity from alternative energy sources in 2014 and beyond, we believe the demand for wind energy developments and consumer-owned renewable energy products will be stable or will increase in the foreseeable future (the production tax credits have now expired for new projects commencing in 2014). Our revenues from wind farm development will continue to be subject to shifts in timing due to project development delays resulting from our ability to obtain financing and regulatory and permitting approvals among other reasons.  Thus, our strategy is to remain well-positioned for predictable revenue growth with the addition of new products and service offerings such as engineering consulting services and solar-powered installations that are outside the scope of wind farm development projects.

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

Our Portfolio of Renewable Energy Projects

Our portfolio of renewable energy generating assets, including the wind farms that we own in whole or part, provides a significant revenue source.  Through our acquisition subsidiary, Juhl Renewable Assets, we focus on acquisition and investment in existing renewable energy generating assets that fit our distributed generation model and are consistent with the size projects we typically develop, such as the acquisition of the Iowa Wind Farms in August 2014 as discussed above. We believe that ownership of such renewable energy generating assets (in part or in whole) provide us with the ability to expand services related to renewable energy generating assets and create recurring and predictable annual revenue streams for our business. Our portfolio of acquired ownership in wind farms and other renewable assets may grow at an uneven pace because acquisition opportunities are unpredictable. The level of new portfolio activity will fluctuate based on supply and demand for those assets, our ability to identity existing renewable energy generating assets that meet our criteria, and the volume of projects that are available for sale by equity owners. Our ability to acquire such existing renewable energy generating assets, in whole or in part, will directly impact future revenue.

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

Government Policies

Historically, our wind projects have been subject in part to various federal, state or local governmental policies that support or incentivize projects from an economic standpoint. Such policies include legislation that aims to reduce energy usage and dependence and promote the use of renewable energy. Incentives provided by the federal government may include tax credits (such as PTCs), tax deductions, accelerated depreciation, and federal grants and loan guarantees.  Incentives provided by state governments include renewable portfolio standards (RPS) which specify the amount of energy utilized by local utility companies that must be derived from sources of clean energy including wind and solar. A number of federal government incentives focused on reducing costs of wind energy production have expired. Specifically, the PTC was extended in January 2013 and applied to all wind projects that began construction in 2013, even if estimated completion was one to two years out. The PTC's have now expired for wind projects commencing construction in 2014.

Overall, governmental failure to renew these or similar incentives in the future and the absence of a long-term energy policy that focuses on the sustainability of the renewable energy industry could have a material adverse impact on our business, results of operation, financial performance and future development of our wind energy projects.

Telecommunications Industry

In 2013, we entered into the telecommunications industry through Juhl Tower Services. To date, we have incurred significant costs for start-up and organizational purposes, establishing our presence in the market, and managing productivity, and we made a significant investment and incurred operating losses in 2013 and 2014 to-date together with negative cash flow. We have not met profitability and revenue growth expectations despite changing our business approaches including more recently focusing on daily rate and short cycle projects. Therefore, in October 2014 we decided to significantly wind down the operations of Juhl Tower Services. We are now considering other approaches such as joint venture arrangements that would allow us to apply our existing installation and maintenance service competencies to tower project work such as solar, battery backup or short cycle service work. In the event that we are unable to solidify a profitable joint venture arrangement or attract project opportunities that would provide a high probability of ongoing revenue, cash flow and profitability, we would likely cease all operations of tower services work.

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

Results of Operations

Comparison of Three and Nine-Month Periods Ended September 30, 2014 and September 30, 2013

Overview

Our general activity during the third quarter of 2014 was primarily focused on the following activities:

Renewable Energy Development

We continued our active development, through Juhl Energy Development, of four wind farm projects comprising approximately 84 MW of development in midwestern, western and eastern regions of the United States. One of these projects is a one-turbine, 2 MW project that likely will not proceed. Our project development portfolio is considered diversified in that projects are not concentrated in any particular geographic region, with a focus on areas that generally experience higher electric rates. In November, we commenced efforts to assist a wind farm developer in completing the commissioning, financing and long term operation of a 20 MW project in the Midwest and we believe these efforts may lead to fee revenue from this division in the fourth quarter 2014.

In May 2014, we entered into a nonbinding term sheet for the financing of our development and construction services on a 20 MW project in Indiana. We continue to assist the potential investor with due diligence activities in order to complete the equity investment arrangement. Initial construction has commenced and depending on availability of interconnection, turbine supply and other factors including financing, and depending on those factors, we expect complete this project in the first half of 2015.

As a result of investments made in the acquisition of PVPower in February 2014 along with establishing sales capabilities in the area of small commercial and residential solar installations, we are generating revenue streams from online solar product sales and have been building a pipeline of projects for installation in the fourth quarter of 2014 and into the first half of 2015. Currently, we have obtained customer commitments of approximately $753,000 of residential solar projects, primarily related to the Solar Chicago Program The timing of revenue generation from this solar program is affected by the recent release of a rebate program by the State of Illinois, and we expect that this revenue will be recognized over the next nine months depending on rebate approvals, weather and product availability. Online sales from the PVPower website since the asset acquisition date were approximately $625,000 through the nine months ended September 30, 2014.

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

With the acquisition of the Iowa Wind Farms in August 2014, we now have ownership in approximately 25 MW of wind energy projects.

Energy & Field Services

During the third quarter of 2014, we continued efforts in growing revenues in our engineering consulting area where we focus our engineering services to the power industry and commercial central plant facilities. In particular, we entered into a services contract in June 2014 for a guaranteed maximum price of approximately $3.4 million with a customer to provide engineering services associated with the construction of a 350 MW natural gas combustion facility in Texas. We are diminishing our involvement with commercial building systems.

During the third quarter of 2014, we also continued to provide tower maintenance services through our Juhl Tower Services subsidiary predominately to two customers who are authorized subcontractors to wireless telecommunications carriers. Since its inception, Juhl Tower Services has provided services on more than 300 cell towers. As previously reported, we have been reviewing our cost effectiveness and opportunities for profitability in order to maintain this tower services capability. In October 2014, we determined that we should wind down the operations of Juhl Tower Services and refocus our overall service efforts. We are considering other approaches such as joint venture arrangements that would allow us to apply our existing installation and maintenance service competencies to tower project work such as solar, battery backup or short cycle service work. In the event that we are unable to solidify a profitable joint venture arrangement or attract project opportunities that would provide a high probability of ongoing revenue, cash flow and profitability, we would likely cease all operations of tower services work.

Revenue

Total revenue increased by approximately $389,000, or 12.1%, from approximately $3,204,000 for the quarter ended September 30, 2013, to approximately $3,593,000 for the quarter ended September 30, 2014. Total revenue increased by approximately $1,658,000, or 19.1% from approximately $8,671,000 for the nine months ended September 30, 2013, to approximately $10,329,000 for the nine months ended September 30, 2014.

A comparison of our revenue for the nine months ended September 30, 2014 and 2013 is as follows:

	For the Nine Months Ended
	September 30,
	2014	2013	$ Change	% Change
Revenue:
Renewable energy development	$1,225,000	$113,000	$1,112,000	984.1%
Renewable power plant ownership	2,360,000	2,054,000	306,000	14.9%
Energy & field services	7,098,000	6,827,000	271,000	4.0%
Eliminations	(354,000)	(323,000)	(31,000)	9.6%
Total Revenue	$10,329,000	$8,671,000	$1,658,000	19.1%

The Company’s revenue comparisons above have been changed from prior presentations to adapt to our expansion of energy and tower services and power plant ownership that have substantially occurred over the last 24 months.

Renewable Energy Development:

Revenue in the Renewable Energy Development segment increased by approximately $377,000 for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013, and increased by approximately $1,112,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increases in revenue over the nine month period were primarily a result of approximately $438,000 of revenue related to the completion of the development and construction of the wind facility for Honda in Russells Point, OH and approximately $657,000 of revenue from online solar product sales and small renewable energy projects. As of September 30, 2014, we have not yet recognized any revenue from installation services of solar projects but we expect to earn revenue during the fourth quarter of 2014 as a result of the Chicago Solar Program.

Our revenues from development and construction are normally dependent upon a number of factors including project financing arrangements, our ability to reach contractual agreements for turbine supply and construction services, permitting and variable interest entity rules. In May 2014, we entered into a non-binding term sheet for the financing of our development and construction services related to a 20 MW wind farm in Indiana. The project had commenced construction activities in 2013 to allow utilization of the federal production tax credit prior to its expiration, and it is now anticipated that completion of this project will be deferred to second quarter 2015. This November, we commenced efforts to assist a wind farm developer in completing the commissioning, financing and long term operation of a 20 MW project in the Midwest and we believe these efforts may lead to fee revenue from this division in fourth quarter of 2014. In addition, we do not expect to recognize approximately $3.5 million of revenue planned from construction of a single turbine wind energy facility that we had previously announced, as the prime contractor has elected to complete the project without the Company’s services.

Renewable Power Plant Ownership:

Revenue for electricity sales for the quarter ended September 30, 2014 increased by approximately $107,000, or 20.3%, over 2013, and revenue for electricity sales for the nine months ended September 30, 2014 increased by approximately $306,000, or 14.9%, over 2013. The revenue relates to the five wind farms in which the Company maintains controlling ownership or is considered the primary beneficiary under variable interest entity accounting rules, including our newly acquired Iowa Wind Farms. The increases were primarily related to higher wind speeds during the periods as compared to a year ago. Revenues will fluctuate as a result of wind speeds in the geographical areas of these wind farms and therefore revenues will vary accordingly. In addition, electricity sales revenue is adjusted based on the use of an accounting revenue recognition policy that reduces the current billing amounts to the average rate over the term of the power purchase contract. In addition to the acquisition of the Iowa Wind Farms, we are currently considering acquisition of additional wind farm facilities and it is unlikely that such acquisitions will be completed before the end of 2014.

Energy & Field Services:

Revenue in the Energy & Field Services segment decreased by approximately $62,000, or 2.3%, from approximately $2,715,000 for the quarter ended September 30, 2013, to approximately $2,653,000 for the quarter ended September 30, 2014, and revenue in the Energy & Field Services segment increased by approximately $271,000, from approximately $6,827,000 for the nine months ended September 30, 2013 to approximately $7,098,000 for the nine months ended September 30, 2014. The decrease in the current quarter was primarily due to approximately $295,000 more tower services revenues achieved in the third quarter 2013 than in the comparative quarter 2014 due to timing of project revenue and crew levels, offset by increases in our engineering consulting services division which has been performing at a 12% growth since 2013. The $271,000 increase in revenue in the nine month period ended September 30, 2014 over the comparative period ended 2013 is primarily due to increased engineering consulting services and wind farm management fees (which have improved with higher wind conditions this year), offset by a reduction in tower services revenues of approximately $343,000.

We expect that our overall revenues for the fourth quarter of 2014 will remain consistent with the quarterly pattern that we have experienced in the first three quarters of 2014 despite the winding down of the tower services unit discussed above, as we expect that revenues from the Iowa Wind Farms acquired in August along with solar project installations will provide an offset to the reduction in tower services. We have opportunities for additional revenue increases in the renewable energy development segment with regard to wind farm development but at this time it is not possible to be assured of the timing of such revenue, if any.

Cost of Revenues

Cost of revenues increased by approximately $308,000, or 11.1% from approximately $2,774,000 for the quarter ended September 30, 2013 to approximately $3,082,000 for the quarter ended September 30, 2014. Cost of revenues increased by approximately $1,293,000, or 18.4%, from approximately $7,045,000 for the nine months ended September 30, 2013 to approximately $8,338,000 for the nine months ended September 30, 2014.

The comparison of the nine month periods ended September 30, 2014 to September 30, 2013 is affected by four primary factors:

●

cost of revenues in 2014 includes an increase of approximately $553,000 for as we invested in additional engineering personnel and subcontracted capabilities as compared to 2013 to support our higher revenue streams;

●

cost of revenues in 2014 includes an decrease of approximately $138,000 of direct labor and project-related expenses incurred by our tower services subsidiary as such decrease is related to our lower revenues achieved as a result of crew reductions and other cost reductions;

●	cost of revenues in 2014 include approximately $560,000 for costs related to solar products sold primarily through online sales; and
●

cost of revenues in 2014 includes approximately $272,000 of construction costs to complete the wind farm project at Honda in Ohio, whereas there were no construction costs in the comparative quarter a year ago.

Gross margins for the nine month period ended September 30, 2014 were approximately $364,000 higher than the same period a year ago. The increased margins were attributable to approximately $191,000 from construction/development of the Honda wind farm project and solar product sales margins; together with $234,000 from increased electricity sales from the higher wind speeds, a one-time $172,000 inventory reduction adjustment made in the prior year with no such adjustment in the current year, and offset by approximately $204,000 in lower margins from tower services as a result of lower tower services revenues in 2014.

Operating Expenses

General and Administrative Expenses. General and administrative expenses decreased by approximately $48,000, or 7.5%, from approximately $648,000 for the quarter ended September 30, 2013 to approximately $600,000 for the quarter ended September 30, 2014. General and administrative expenses increased by approximately $336,000, or 17.4%, from approximately $1,932,000 for the nine month period ended September 30, 2013 to approximately $2,268,000 for the nine month period ended September 30, 2014.

The increase in general and administrative expenses includes increased professional fees of approximately $269,000 primarily related to legal defense costs not covered by insurance. Other increases include approximately $163,000 in consulting fees, increases in computer software costs of approximately $73,000 for the engineering consulting services, offset by a reduction of approximately $205,000 in amortization of intangible assets associated with previous acquisitions.

Payroll and Employee Benefits. Payroll and employee benefits expenses increased by approximately $234,000, or 33.4%, from approximately $701,000 for the quarter ended September 30, 2013 to approximately $935,000 for the quarter ended September 30, 2014. Payroll and employee benefits expenses increased by approximately $764,000, or 38.2%, from approximately $1,998,000 for the nine month period ended September 30, 2013 to approximately $2,762,000 for the nine month period ended September 30, 2014.

The increase in payroll and employee benefits is primarily related to:

●

increase of approximately $244,000 of office and administrative salaries and expenses related to the Juhl Tower Services as a result of higher level of administrative compensation in 2014 as well as 2013 results including only seven months in its launch year; and

●	increase in stock-based compensation expense of approximately $425,000.

The payroll expenses related to engineering consulting employees who are directly performing engineering activities are recorded in cost of revenues.  Payroll related to maintenance services employees are also considered as a part of cost of revenues.

Wind Farm Administration Expenses. Wind farm administration expenses represent costs that we incur to perform administrative services with respect to our management services contracts, as well as the general and administrative expenses incurred directly within the three wind farm entities, Valley View, Winona Wind, Woodstock Hills and the Iowa Wind Farms that we are consolidating. Wind farm administration expenses increased by approximately $93,000, or 182.9%, from approximately $51,000 for the quarter ended September 30, 2013 to approximately $144,000 for the quarter ended September 30, 2014. Wind farm administrative expenses increased by approximately $122,000, or 46.3%, from approximately $264,000 for the nine month period ended September 30, 2013 to approximately $386,000 for the nine month period ended September 30, 2014.

The increase in expenses was primarily attributable to approximately $43,000 in subcontract project management expenses that are variable based on the revenue performance from the wind farms, together with approximately $95,000 in legal expenses with respect to legal actions taken against a turbine supplier for turbine performance issues.

Operating Income (Loss)

Our operating loss represents an increase of approximately $199,000, from an operating loss of approximately $969,000 for the quarter ended September 30, 2013 compared to operating loss of approximately $1,168,000 for the quarter ended September 30, 2014. Our operating loss represents an increase of approximately $858,000, or 33.4%, from an operating loss of approximately $2,568,000 for the nine months ended September 30, 2013 to an operating loss of approximately $3,426,000 for the nine months ended September 30, 2014.

With regard to our increase of approximately $199,000 in our operating loss for the quarter ended September 30, 2014, approximately $107,000 is related to higher professional fees primarily associated with legal defense costs together with approximately $145,000 increase in stock compensation expense.

With regard to our increase of approximately $858,000 in our operating loss for the nine months ended September 30, 2014, approximately $470,000 is related to negative operating margins of the tower services capability of Juhl Tower Services, together with approximately $425,000 increase in stock compensation expense, and increased professional fees of approximately $357,000 primarily associated with legal defense costs, offset by improved gross margins of approximately as noted above regarding electricity sales and the one-time inventory adjustment related to the prior year.

Other Income (Expense)

Other expense increased approximately $14,000 for the quarter ended September 30, 2014 compared to September 30, 2013 primarily due to an increase in interest expense of $35,000 primarily related to the recently acquired Iowa Wind Farms, and offset by the fair value of the interest rate swap arrangement of approximately $26,000 for the same quarter a year ago versus no fair value loss adjustment in the current quarter. The interest rate swap arrangement was terminated in March 2014 and no further adjustments will be required.

Other expense increased approximately $601,000 during the nine months ended September 30, 2014 and the increase is primarily the period-over-period change in fair value of the interest rate swap liability on the Valley View wind farm project, which changed from a gain of approximately $491,000 for the nine months ended September 30, 2013 to a loss of approximately $75,000 for the nine months ended September 30, 2014, a change of approximately $566,000. As noted above, the fair value of the interest rate swap arrangement was subject to fluctuation due to changes in the LIBO rate market and no further adjustments in 2014 will be required because it has been repaid. Interest expense increased approximately $34,000 between the nine months ended September 30, 2014 and 2013 primarily relating to the recently acquired Iowa Wind Farms and the Vision note obligation, offset by lower interest payments on amortizing loans.

Net Income (Loss)

Net loss increased by approximately $212,000, or 17.7%, from a net loss of approximately $1,199,000 for the quarter ended September 30, 2013 to net loss of approximately $1,411,000 for the quarter ended September 30, 2014. Net loss increased by approximately $1,458,000, or 54.1%, from a net loss of approximately $2,699,000 for the nine months ended September 30, 2013 to a net loss of approximately $4,157,000 for the nine months ended September 30, 2014.

The increases in the net loss for the quarter and nine months ended September 30, 2014 and 2013 is primarily attributable to the reasons noted in the Operating Income (Loss) above for negative operating margins of the tower services capability and increases in stock compensation expense and professional fees, together with the variation in the fair valuation adjustments to the interest rate swap of approximately $566,000.

Changes in the Financial Condition for the Period ended September 30, 2014

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Accounts receivable of approximately $2,256,000 at September 30, 2014 included approximately $1,767,000 for engineering consulting, tower maintenance and management services open accounts, and approximately $339,000 related to receivables from selling electrical power to a credit-rated utility companies. The receivables include allowances for doubtful accounts of approximately $41,000 which we believe are sufficient to cover any potential uncollectible amounts. Accounts receivable of approximately $3,047,000 at December 31, 2013 included approximately $1,373,000 for construction receivable, approximately $1,257,000 for engineering consulting and tower services open accounts, and approximately $247,000 related to receivables from selling electrical power to a credit-rated utility company.

Property and Equipment

As of September 30, 2014 and December 31, 2013, we held approximately $26,862,000 and $23,832,000 in net book value of property and equipment, respectively.  The assets include approximately $29,862,000 (at recorded cost) in wind turbine assets of Woodstock Hills, Valley View and Winona County and Iowa Wind Farms. The wind farm assets were booked at fair value at the time of the acquisition for the Woodstock Hills, Valley View and Iowa wind farm entities, and at book value for Winona County due to common control. Other assets included in property and equipment includes land, buildings, office equipment, shop equipment and service vehicles.

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

At September 30, 2014, we carried approximately $1,366,000 in cash on the balance sheet (excluding restricted cash).  Our unrestricted cash balances increased by approximately $85,000 during the nine months ended September 30, 2014. The increase in cash resources since the beginning of the year is primarily related to a common stock sale netting approximately $1.6 million, net of issuance costs in accounts payable in August 2014, proceeds from the sale of preferred stock of our Juhl Renewable Assets subsidiary, and a reduction in restricted cash as a result of the release of an escrow reserve account from a previous lender in conjunction with the refinancing of the Valley View loan. In addition, we have managed accounts payable balances commensurate with collection of our receivables, offset by the cash needed to absorb working capital needs for the Juhl Tower Services business and increases in operating expenses such as professional fees. Further explanation of the changes within our cash balances is included in the commentary below regarding operating, investing and financing activities.

The Company currently has negative working capital, a history of recurring losses, and has not yet established a source of cash funding to retire debt obligations coming due within the next twelve months, particularly the July 2015 balloon payment obligation of approximately $1.6 million with respect to the Amended Note (defined below), originally in favor of Vision Opportunity Master Fund, which has now been assigned and is payable to Airdrie Partners (as described below under Note Obligation). The Company is currently working to sustain a stabilized source of revenues and operating income sufficient to cover operating costs over an extended period of time. Critical elements of these steps include continued acquisition of operating wind farms, winding down the tower services division and balancing its development division activities between acquisition of existing assets and new developments such that the Company’s development group generates a more consistent stream of fee revenue and profitability in each calendar year as opposed to the large swings we have experienced historically. Management has begun taking measures in each of these areas and believes that this will restore profitability in the Renewable Energy Development and Energy and Field Services segments.

During years ended 2012 and 2013 and for the nine months ended September 30, 2014, the Company incurred losses from operations and experienced negative cash flows from operating activities. This is primarily attributable to the highly cyclical nature of the wind farm development and construction aspects of our business model, which is subject to risks and uncertainties surrounding project timing, financing and legislated energy policy, and the launch of maintenance services to the telecommunications industry in March 2013. These factors, together with the balloon payment requirement with respect to the obligation due under the Amended Note, raise substantial doubt about the Company's ability to continue as a going concern (see Note 3 to the financial statements). The Company has worked to stabilize its operations by diversifying its business model with recurring revenue and profit streams in order to offset or minimize the fluctuations in our wind farm development and construction operating activities, together with winding down the unprofitable tower services activities.

Public Offering Completed August 2014

In August 2014, the Company received net proceeds of approximately $1.6 million, net of issuance costs in accounts payable through an underwritten public offering in order to provide working capital and potential funding with respect to the obligations due under the Note (as defined and described below under Note Obligation). The offering did not achieve a level of cash proceeds that allowed any significant payment on the Note; however, the offering proceeds did provide working capital sufficient for the Company to continue operations over the next six to nine months until such time as we expect to recognize fees on delayed wind farm developments, success fees relating to a co-development opportunity, or alternative arrangements involving strategic funding initiatives.

On July 31, 2014, the Company priced its underwritten public offering of 10,750,000 shares of its common stock at a price to the public of $0.20 per share.  The gross proceeds from the offering were approximately $2,150,000 prior to deducting underwriting commissions and offering expenses.  The offering closed on August 6, 2014.  Northland Capital Markets acted as sole book-running manager for the offering. Northland Capital Markets is the trade name for certain capital market and investment banking services of Northland Securities, Inc., member FINRA/SIPC.  A registration statement related to these securities was filed with, and declared effective by, the Securities and Exchange Commission on July 31, 2014.

Sale of Juhl Renewable Assets preferred stock

During 2013 and through the nine months ended September 30, 2014, the Company augmented its current working capital through a private sale of 3,892,700 shares of Series A preferred stock of its Juhl Renewable Assets subsidiary (net proceeds of approximately $3,800,000) in order to replenish a portion of the approximate $2.4 million of cash funds that were previously invested into three wind farm projects from internal operations together with approximately $1,800,000 required in August 2014 for the purchase of the Iowa Wind Farms (see Note 15 to the financial statements). Subsequent to September 30, 2014, Juhl Renewable Assets has raised an additional $825,000 in the private offering of its Series A preferred stock. The Juhl Renewable Assets’ private offering has now been completed.

In addition, one holder of redeemable preferred membership interests in the Valley View wind farm has exercised its put option (for approximately $518,000) in October 2013 and the Company was obligated to repurchase such interests by June 1, 2014. The Company anticipates the share repurchase obligation of approximately $518,000 will be made by Juhl Renewable Assets by the end of January 2015. Since the Company is currently in default in this repurchase of the redeemable membership interests in Valley View, the holder of the preferred membership interests has rights and remedies available to it at law or in equity including, but not limited to, the right to provide written demand to the Manager to sell assets of the limited liability company to which the preferred stock in Valley View was issued. The 12% dividend payments on the redeemable preferred stock of Valley View have been kept current.

Note Obligation

In February 2014, the Company entered into a Securities Purchase Agreement with the primary Series A Preferred stockholder whereby the Company agreed to purchase 10,398,750 shares of Preferred Stock of the Company held by Vision Opportunity Master Fund, Ltd. (“Vision”) (consisting of 4,560,000 shares of Series A Preferred Stock and 5,838,750 shares of Series B Preferred Stock) for a total purchase price of approximately $2,184,000 (the “Purchase Price”).  The Company agreed to pay the purchase price in the following manner: (i) pay a non-refundable $40,000 deposit on date of execution of the Purchase Agreement; (ii) pay a non-refundable payment of $40,000 on or before March 15, 2014; and (iii) issue Seller an amortizing promissory note on April 1, 2014, with a principal sum of approximately $2,104,000 for the remaining balance of the Purchase Price, with an interest rate of 8% and a maturity date of May 1, 2015 (the “Note”).  The Purchase Price was satisfied and the conditions were met, and the transaction closed on April 1, 2014.  The outstanding balance on the Note, as amended, at November 17, 2014 is approximately $1,815,000, including accrued interest, and requires monthly payments of $40,000 until the maturity date.   The Company intended to use 50% of the proceeds from its underwritten public offering of its common stock to accelerate principal payments on the Note.  The Company paid Vision a one-time payment of $100,000 in August 2014 instead of the 50% of the offering proceeds from the common stock underwritten public offering.

On August 18, 2014, The Company and Vision entered into an amendment agreement with respect to the Note (the “Amendment No. 1”), whereby Vision agreed that the Company is not in default under the Note.  Further, Vision agreed to extend the maturity date of the Note to July 31, 2015 for a one-time principal payment of $100,000.  The Amendment No. 1 to the Note does not change the requirement for the Company to make minimum cash payments of $40,000 per month through the new maturity date. The Company modified the use of proceeds from the offering so that only $100,000 of the proceeds are used for a one-time payment of the principal due under the Note and the remaining proceeds have been allocated among the other uses of proceeds described in the prospectus for the offering, including new project development and acquisition of assets, as well as to provide liquidity for working capital and for general corporate purposes.

On October 31, 2014, Vision sold all of its outstanding Juhl Energy securities to Airdrie Partners, LP (“Airdrie Partners”) including assigning the Note, as amended by Amendment No. 1, to Airdrie Partners. On that date, we entered into a second amendment agreement to the Note with Airdrie Partners I, LP (“Airdrie Partners”) changing the name of the holder from Vision to Airdrie Partners and addressing other administrative matters (the “Amendment No. 2”). All other terms of the Note and Amendment No. 1 to the note remain the same. For purposes hereof, the Note, Amendment No. 1 to the Note and Amendment No. 2 to the Note are referred to as the “Amended Note”.

In the event that the Company cannot repay the Amended Note or negotiate a change in the current terms of the Amended Note, we will need to find additional sources of capital to fund the balloon payment of the Amended Note which is expected to be approximately $1.6 million including interest and assuming that the Company makes all monthly $40,000 payments until the due date of the balloon payment. There are no assurances that additional sources of capital will be available to refinance the Amended Note when due.

Turbine Supply Note and Legal Proceedings

Our balance sheet at September 30, 2014 includes a promissory note payable of approximately $3,107,000 to a turbine supplier for amounts due for turbines on the Winona County wind project.  The note was initially payable in April 2012 assuming that the project was able to raise permanent project debt financing. It has proven difficult for the underlying project to obtain outside debt or equity financing as a result of the nature of turbines being a new introduction to the U.S. market together with turbine performance issues. Until such time that debt or other sources of outside financing is achieved, the note is payable through free cash flows available from the Winona County wind project, and as such, approximately $2,981,000 has been classified as long-term based on our assessment of future cash flows that are expected beyond one year. The Company has a secured interest in the Winona County wind project.

The turbine supplier has filed a suit against the Winona County wind project and the Company (and other defendants) for non-payment of the note, among other claims, which the defendants, including the Company, dispute such allegations (as described more fully under “Legal Proceedings”). We do not expect that our liquidity will be affected other than the ongoing defense costs related to the suit and our counterclaims for breach of contract.

Working Capital Financing

We have established a $600,000 bank line of credit for the engineering services business and $500,000 bank line of credit for the tower services business to assist in the funding of business activities using accounts receivable as a borrowing base; however, the bank lines are subject to the amount of open receivables and eligibility requirements, and must be renewed annually. The $500,000 bank line of credit for the tower services business matures in January 2015 and we have not yet determined if we will seek any further extension from the lender pending future decisions about joint venture or other approaches toward the tower services business. We have been in noncompliance with certain covenants with respect to the tower services loan; however, we were able to secure an extension of the tower services bank line in September 2014.

We believe that funds generated from existing cash resources, planned development fee revenue, current contractual agreements, cost controls, salary deferrals and winding down of the tower services operations will be sufficient to finance our ongoing operations and planned capital expenditures; however, we will not have adequate resources to fully retire the Amended Note Obligation when it comes due on July 31, 2015.

Our ability to continue our operations is dependent on management’s plans, which include new development revenue, the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, until such time that funds provided by operations are sufficient to fund working capital requirements. We may need to incur additional liabilities with certain related parties to sustain our existence. If we were not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of our financial statements.

There can be no assurances that the Company will be successful in generating additional cash from equity or debt financings or other sources to be used for operations. Should the Company not be successful in generating cash resources from new development revenue, current contractual agreements, cost controls, and strategic funding, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

Future Growth and Financing

We are currently analyzing existing wind farm or solar portfolios of owners who may be interested in selling their ownership interests in such portfolios. We would expect to primarily utilize sales of Juhl Renewable Assets Series A Preferred Stock in combination with resources that we believe will be available to us from outside debt or tax equity resources. We have identified various projects for further analysis, but it is not yet possible to predict whether we will be successful in any negotiations for the acquisition of any such projects. An example of an acquisition occurred on August 11, 2014, whereby the Company closed on the purchase of 100% of the membership interests of limited liability companies comprising 3.2 MW of wind energy facilities in Iowa. The purchase price was paid using approximately $1.9 million of proceeds raised by Juhl Renewable Assets along with a new $2.5 million bank note that is recourse only to the underlying wind farm assets.

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

Subject to our ability to address our current liquidity issues as referenced above, our future growth strategy is dependent upon diversifying our service offerings in the renewable energy space through the integration of our operating subsidiaries to generate a predictable revenue stream.  Specific to wind, we will continue to pursue new community wind farm developments in order to maintain an active backlog of projects, including distributed generation projects that involve corporate businesses that, like utilities, express a desire to purchase electricity produced by wind farms on long-term contracts. However, we cannot assure that actions will be successful. Should revenue decline to a level significantly below our current expectations, we would reduce capital expenditures and implement cost-reduction initiatives which we believe will be sufficient to ensure that funds generated from operations, together with existing cash and funds available from borrowing under any open credit agreement.

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

Upon completion of the Vision Purchase Agreement on April 1, 2014 as well as completing the conversion of shares of Series A Preferred Stock with one other remaining holder of Series A Preferred Stock, Juhl Energy’s capital structure has now been simplified by eliminating all of the Series A Preferred Stock and removing the current quarterly dividend payment that has accompanied the preferred equity held by Vision and Daybreak.

Net Cash – Operating Activities

Net cash used in operating activities increased by approximately $444,000, from the net cash used in operating activities of approximately $1,469,000 for the nine months ended September 30, 2013 to net cash used in operating activities of approximately $1,913,000 for the nine months ended September 30, 2014.

The net cash used in operating activities of $1,913,000 for the nine months ended September 30, 2014 is primarily due to approximately $1.3 million used for working capital and funding losses in the operations of the Juhl Tower Services business, and funding general corporate expenses such as professional fees. We will continue to manage operating expenses for cash flow control as we seek to diversify our revenue base.

Net Cash – Investing Activities

Net cash used in investing activities increased by approximately $1,340,000, from the net cash used in investing activities of approximately $617,000 for the nine months ended September 30, 2013 to net cash used in investing activities of approximately $1,957,000 for the nine months ended September 30, 2014. The change is primarily attributable to approximately $1,805,000 paid for the acquisition of the Iowa Wind Farms in 2014, offset by approximately $736,000 of cash payments made in the prior period for the PEC acquisition. In addition, the prior period included approximately $320,000 of cash proceeds from the maturity of a certificate of deposit. Property and equipment additions were approximately $98,000 and $134,000 during the nine months ended September 30, 2014 and 2013, respectively.

Net Cash – Financing Activities

Net cash flow provided by financing activities increased by approximately $3,030,000, from the net cash flow provided by financing activities of approximately $925,000 for the nine months ended September 30 2013 to net cash provided by financing activities of approximately $3,955,000 for the nine months ended September 30, 2014.  The increase in cash provided by financing activities is primarily attributable to approximately $1,800,000 in net proceeds from the August 2014 common stock offering, before payment of approximately $165,000 of offering costs included in accounts payable, an increase of approximately $1,041,000 in net proceeds from the sale of preferred stock of our subsidiary Juhl Renewable Assets, a reduction in restricted cash of approximately $629,000 and release of approximately $404,000 from lender escrow reserves in excess of current year escrow contributions, offset by approximately $297,000 in loan financing costs, approximately $80,000 in payments to repurchase preferred stock of Vision, and increased dividend payments of approximately $125,000 as a result in the growth of Juhl Renewable Assets preferred stock.

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

The Company agreed to guarantee certain payments to investors in the Valley View wind farm project as set forth below:

●

The timely payment of any and all guaranteed payments required to be paid to preferred membership investors (who contributed approximately $2.5 million) as they may become due under the respective LLC operating agreements, and the timely payment of any and all amounts payable upon exercise of a put right by such preferred members. The put right is outside the control of the Company and may occur either in two years or in certain cases, ten years. The Company does have up to six months from the date that to make such put right payment, and should the Company fail to make the put right payment within such six month period, the principal amount owed by the Company is subject to a penalty of an additional 10%. In October 2013, one of the parties representing $518,000 of the preferred membership investors, exercised their put right and the Company expects that it will redeem such interests by the end of January 2015.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2014, the end of the period covered by this report. Based upon management’s evaluation, our Principal Executive Officer and our Principal Financial Officer concluded primarily based on the material weakness in internal control over financial reporting as reported in the Company’s Annual Report on Form 10-K filed on April 7, 2014 that, as of September 30, 2014, our disclosure controls and procedures were not effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, as of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three-month period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective August 6, 2014, we issued a stock warrant to purchase an aggregate of 537,500 shares of common stock to an underwriter at an exercise price of $0.23 per share. The warrants were issued pursuant to a Warrant Agreement, the form of which is incorporated by reference as Exhibit 10.2. The warrant was issued in conjunction with the public offering of 10,750,000 shares of the common stock registered on the Company’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission. Neither the warrant nor the underlying common stock was registered under the Securities Act, or the securities laws of any state, but were issued in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements, and the Warrant Agreement and any stock certificates issued upon exercise thereof shall contain a legend stating the same.

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

Date: November 19, 2014
/s/ John Mitola
John Mitola
President