Form 10-K
period 2014-12-31
Juhl Energy, Inc
filed 2015-04-03
CIK 1366312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

The aggregate market value of the 9,631,339 shares of common equity stock held by non-affiliates of the registrant was $2,793,088 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sales price ($0.29) of the registrant’s common stock on the most recent date on which a trade in such stock took place prior thereto. As of March 27, 2015 the registrant’s outstanding common stock consisted of 36,424,826 shares.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report.  Important factors that may cause actual results to differ from projections include, but are not limited to, for example:  adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of our wind farms, the vulnerability of our wind farms to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this report.  It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.  All statements, other than statements of historical facts, included in this current report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements.  When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this report.  We undertake no obligation to update any forward-looking statements or other information contained herein.  Stockholders and potential investors should not place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.  Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate, as of the date of this report.  It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis.  Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

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

Juhl Energy Development and Juhl Energy Services are referred to separately prior to our share exchange transaction on June 24, 2008, in which Juhl Energy Development and Juhl Energy Services became wholly-owned subsidiaries and Juhl Energy (formerly known as Juhl Wind) became successor to the business of Juhl Energy Development and Juhl Energy Services, after giving effect to the share exchange transaction
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
a Delaware corporation, a wholly-owned subsidiary of Juhl Energy Services formed on February 8, 2013, which we have discontinued operations, and dissolved the entity in February 2015.
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

PART I

ITEM 1                                BUSINESS

BUSINESS OVERVIEW

Juhl Energy is an established leader in the clean and renewable-energy industry and provides a full range of clean energy solutions with a focus on wind, solar, biomass and natural gas systems. Juhl Energy historically focused on community wind power development, management and ownership, throughout the United States. We are one of the few companies other than utility based conglomerates that handle all aspects of wind project development, through our operating subsidiaries, including full development and ownership of wind farms, general consultation on wind projects, construction management of wind farm projects and system operations and maintenance for completed wind farms, which results in multiple revenue streams. The primary focus of our wind power development business has been to build 5 MW to 80 MW wind farms jointly owned by local communities, farm owners, environmentally-concerned investors, and our Company. The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power. Our development of community wind power systems generally results in landowners owning a portion of the long-term equity in the wind farm that resides on their land. We pioneered community wind power systems in developing the currently accepted financial, operational and legal structure providing local ownership of medium to large scale wind farms. Since 1999, we have completed 24 wind farm projects, accounting for approximately 260 MW of wind power that currently operate in the Midwest region of the United States (which are over approximately $510 million in value), and we provide operation management and oversight to wind generation facilities generating approximately 88 MW, through our subsidiary, Juhl Energy Services. Currently, we have 21 projects in various stages of development with an aggregate wind power generating capacity of approximately 445 MW (4 of which we are actively developing with an aggregate wind power generating capacity of approximately 176 MW and 17 of which are mid to early stage wind development opportunities, which includes projects undergoing feasibility analysis, with an aggregate wind power generating capacity of approximately 269 MW). The 21 wind farm projects, all of which are onshore type projects, are located in the United States and make up our development pipeline.

Historically, our wind power projects are based on the formation of partnerships with the local owners upon whose land the wind turbines are installed.  Over the years, this type of wind power has been labeled “community wind power” because the systems are locally owned by the landowners (often farmers).  Community wind power is a specialized sector in the wind energy industry that differs from the large, utility-owned wind power systems also being built in the United States.  Community wind power is a form of community-based energy development (C-BED). Various states, including Minnesota and Nebraska (where we have projects in development), have enacted C-BED initiatives, which include mechanisms to support community wind power and are intended to make it easier for community wind power projects to be successful without placing an excessive burden on utilities.  This results in community wind power being not only environmentally sustainable but also serving as an economic stimulus for the rural areas that it encompasses.  Community wind projects generally sell power to utilities.  We are striving to expand our model nationally where we can take advantage of higher energy rates, and our currently evaluating projects in Indiana, Oregon and South Dakota.

As community wind projects have become more difficult to develop due in part to difficulty in obtaining contracts with utilities, Juhl Energy has begun to develop projects for end customers, such as Honda Transmission Manufacturing of America (“Honda”) as described below and small utility companies, which are examples of projects that fit our distributed generation model. Generally, distributed generation allows for small and mid-sized wind and solar projects to be constructed at the site of the energy user (such as a manufacturing facility or university), which eliminates the build out of new transmission networks. Such distribution model differentiates from the centralized utility model which often requires electricity to be transmitted over long distances.

As part of our innovative role in renewable energy development services, we partnered with Honda to serve as the primary developer on a project to construct the first ever on-site industrial wind project for the automotive company, with a generation capacity of 3.4 MW. In January 2014, Honda finalized installation and began operation of two power producing wind turbines at its automotive manufacturing facility in Russells Point, Ohio, where it is the first such facility in the United States to obtain a portion of its electricity directly from wind turbines located on its property. The two wind turbines will supply approximately 10 percent of the plant’s electricity. Based on the location of the two wind turbines and actual wind speeds, combined output from the two wind turbines is estimated at 10,000 megawatt hours (MWH) per year, which will supply approximately 10 percent of the facility’s electricity. The Honda wind project represents a growing niche within our renewable energy development services, which includes installing wind and solar facilities for large industrial electricity users and corporate clients. Our goal is to continue to grow this sector of our business by providing quality development services to companies that are looking to utilize renewable energy at their planned or existing facilities.

To continue to build on the Honda project model, we plan to pursue additional distributed generation projects that consist of wind, solar or other technologies, or in combination, to fulfill the need of manufacturers and other institutions seeking to reduce their carbon footprint and meet some of their own electricity demand.

Our nationally-diverse development pipeline of wind projects (as exemplified above) continues to be our springboard in the clean and energy industry and allows us to capitalize our relationships in the industry. Development fees from wind projects have historically been the foundation of our revenue generation. In December 2014, we worked with a financing partner to complete a 20 MW wind farm project in South Dakota, where we were able to collect a $1,500,000 development services fee. To further our revenue generation from the development of wind farms, our goal is to use capitalization from the Company’s financing partners and possibly money derived from our other diverse operating subsidiaries (as discussed below) to have the ability to pre-fund development costs. This will allow us to bring projects through the early development and construction stages more quickly by pre-funding development costs to secure the successful completion of projects and alleviate the uncertainty related to securing lender and third party financing commitments. We believe that this will lead to sustainable revenue growth from development fees.

As mentioned above, significant to our overall role in the clean energy industry, as discussed in more detail below, we continue to expand the scope of our business to include other alternative energy sources in addition to wind. Two illustrations of the Company’s broadening base of our services include (1) our acquisition of Power Engineers Collaborative to provide engineering services in the renewable energy field and (2) the expansion of Juhl Renewable Energy Systems to encompass small scale renewables in solar and small wind turbines to provide offerings to additional end customers.  While we continue to leverage our experience as leaders in the wind energy industry, we will look for opportunities for expansion in the broader arena of alternative energy.

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

Diversifying Strategy and Execution

Beyond wind, Juhl Energy’s diversification strategy to become a diverse and balanced clean energy company focuses upon the delivery of sustainable revenue growth to augment our wind farm development and construction fee revenue. As such, the acquisition of additional energy assets (including complimentary, higher margin, industry service providers) remains a meaningful part of our focus on the growth of our revenue and net income. Thus, we continue to focus on recurring, repeatable and strong base of annual revenue contracts with a focus on: (i) ownership of wind farms and other forms of renewable energy ownership and operations (Juhl Renewable Assets); (ii) operations and services (Juhl Energy Services); (iii) engineering expertise (Power Engineers Collaborative); and (iv) the distributive solar market (Juhl Renewable Energy Systems).

In addition to development, we position our growth through targeted acquisitions of ownership positions in wind farms and invest in other renewable energy assets through our preferred renewable asset equity vehicle, Juhl Renewable Assets. To date, we have funded three wind farms. In August 2014, we added to our portfolio of wind farms through Juhl Renewable Assets’ purchase of the 100% membership interest in 5045 Wind Partners, LLC, an Iowa limited liability company which in turn owns 100% of two Iowa wind projects, Windwalkers, LLC and Roeder Family Wind Farm, which is each comprised of one 1.6 MW wind turbine in the central Iowa region.

One of our strategies for growth is to acquire complementary, higher-margin industry service providers. Notably, in 2012, we acquired Power Engineers Collaborative, LLC (“PEC”), which is an engineering services company. We believe that the expansion into engineering consulting services with the acquisition of PEC in 2012 has significantly increased our ability to grow our revenues beyond development and construction of community wind projects into the full range of clean energy projects including natural gas, biomass, waste-to-energy, medium-to-large on-site solar, and support to larger wind farm construction. We have experienced growth in revenues for PEC and expect this to continue, complimented by our experience in wind farm development and construction. As our engineering arm, PEC participates as the Owner's Engineer throughout the development and execution of projects utilizing biomass, waste products, and other renewable sources including both wind and solar.

In the first quarter of 2014, we acquired the assets of PVPower, Inc., a business focused on the sale of solar power products, through non-traditional sales channels, specifically through an online distributor network, in which Juhl Renewable Assets had made an investment in the third quarter of 2011. This allows us to augment our offerings in solar. We will now distribute solar-related system products through Juhl Renewable Energy Systems to consumers and small businesses using the online system developed by PVPower.

As we experience growth in small-scale solar through our acquisition of PV Power, the Company announced in July 2014 that Juhl Renewable Energy Systems was named as lead contractor for all rooftop installations completed through the “Solar Chicago Program”. The “Solar Chicago Program” provides affordable and efficient renewable energy solutions for its residential property owners throughout the Chicago metro area. Juhl Renewable Energy Systems has completed approximately eleven projects as of March 2015 and expects to complete up to 30 more projects in the first half of 2015, using the assistance of two qualified subcontractors. Further, PEC, our engineering subsidiary, will support the Company’s project management efforts including energy modeling, and the design and installation of the solar projects. In addition to the PVPower Platform and the design and installation of rooftop solar in Chicago, Juhl Renewable Energy Systems offers small wind and solar products for onsite energy generation and battery backup, such as SolarBank®, and is exploring additional battery storage partnerships, and intend to pioneer new wind/solar/storage hybrid renewable systems. Juhl Renewable Energy Systems has approximately 285 kw of projects with a contract value of approximately $1.1 million, including the Solar Chicago program and other projects in Minnesota.

Overall, Juhl Energy’s diverse business strategy has allowed us to remain well-positioned for future growth despite the uncertainty surrounding federal policy with respect to tax incentives which have impacted businesses operating in the wind industry. Our business and operating strategy, among other things, is to continue to develop into an innovative, diverse and balanced clean energy company. We will work to leverage our portfolio of existing community wind power projects, develop new wind farm projects, including at industrial plants to help reduce the carbon footprint of manufacturers, and take equity ownership positions in existing community-based wind farms. Further, we are continuing to diversify our business operations by expanding our product offerings to energy conscious consumers with the development of our small scale renewables, including wind turbines and solar products, and expanding our services offerings to provide engineering services for our clients. More recently, we expanded our maintenance services capabilities to include cellular towers but due to lack of profitability and inability to generate positive cash flows, we discontinued operations in the fourth quarter of 2014, and such entity is now dissolved.

Our evolving business and operating strategy relies heavily on the expertise of our management team. Our Chairman and Principal Executive Officer, Daniel J. Juhl has been involved in the wind industry since 1978 and was one of the creators of community wind power projects in the United States.  He is one of the most sought after wind energy developers by land owners and potential investors of wind projects in the United States. In addition to Mr. Juhl’s expertise, John Mitola, our President, is also considered an expert in the energy field having focused his career on energy efficiency, demand side management and independent power development.  Mr. Mitola has significant experience in the energy industry and electric industry regulation, oversight and governmental policy. The prominence of Mr. Juhl and Mr. Mitola in the wind industry will maximize the quantity and quality of projects available for consideration.

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

Juhl Renewable Assets – Renewable Assets Ownership

Juhl Renewable Assets focuses on the acquisition of ownership positions in new and existing wind farms and investment in other renewable energy assets, thus building an asset base with predictable cash flows. Through Juhl Renewable Assets, we also look for revenue contribution through acquisition of related business services that provide strong operating margins, such as engineering, consulting and related facilities. As discussed herein, Juhl Renewable Assets has taken an ownership position in the following wind farms: the 10 MW Valley View wind farm (February 2011), the 10.2 MW Woodstock Hills wind farm (April 2011) and the Iowa Wind Farms (August 2014).

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

We continue to evolve our strategy and increase our portfolio capacity through acquisitions that build recurring annual revenue streams, and take advantage of the growth occurring in the wind industry. As the renewable asset acquisition vehicle for our parent company, we focus on acquisitions that strengthen our balance sheet, allowing us to continue to actively seek additional project acquisitions.

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

Since 1999, we have completed 24 wind farm projects, accounting for approximately 260 MW of wind power that currently operate primarily in the Midwest region of the United States. Currently, we have 21 projects in various stages of development with an aggregate wind power generating capacity of approximately 445 MW of wind power generating capacity (4 of which we are actively developing with an aggregate wind power generating capacity of approximately 176 MW and 17 of which are early stage wind development opportunities with an aggregate wind power generating capacity of approximately 269 MW). The 21 wind farm projects, all of which are on-shore type projects, are located in the United States and Canada and make up our development pipeline.

Juhl Energy Services - Wind Farm Operations, Management and Maintenance Services

Through Juhl Energy Services, we earn revenue through administrative, management, maintenance and warranty services agreements with wind generation facilities, and such revenues are recognized as the in-field services are provided.   We can either provide services to wind farms that we have developed or contract with existing wind farms developed by others.  Currently, Juhl Energy Services provides operations management and oversight to wind generation facilities generating approximately 111 MW of wind farm projects, together with turbine maintenance services to 71 MW of wind farm projects.

As previously reported, Juhl Energy Services, in early 2013, formed a wholly-owned subsidiary, Juhl Tower Services, which performed implementation and maintenance activities on cellular communication towers.   In late 2014, the Company discontinued operations for Juhl Tower Services, due to lack of profitability and not meeting our expectations for generating cash flows to support our operations.

Juhl Renewable Energy Systems - Small Scale Renewables

Through Juhl Renewable Energy Systems, we specialize in advanced conservation technologies focused on smaller scale wind and solar energy systems to the energy consumer, including farming operations, small to medium sized businesses and municipalities.  Juhl Renewable Energy Systems is focused on the sales and installation of on-site renewable energy systems in the Upper Midwest. In the first quarter of 2014, we acquired the assets of PVPower, Inc., a business focused on the sale of solar power products, through non-traditional sales channels, specifically through an online distributor network. This allows us to augment our offerings in solar by distributing solar-related system products to consumers and small businesses using the online system developed by PVPower, including Solarbank® an on-site solar system; and Powerbank®, a simple onsite backup power system. Juhl Renewable Energy Systems handles projects from start to finish, including design, sales, financing and service. Juhl Renewable Energy Systems offers several financing structures through independent third parties. Juhl Renewable Energy Systems is reviewing its business strategy on moving into additional target markets offering opportunities for revenue growth, including possible acquisition of existing service providers in those markets.

Power Engineers Collaborative – Engineering Services

Through our wholly-owned subsidiary, Power Engineers Collaborative, we provide engineering services to clients, which primarily consist of electric utilities, independent power producers and large electricity users who operate central plant systems. PEC's core business includes assisting clients in site selection, environmental permitting, equipment studies, preparation of contract documents, bid evaluation, contract awards, preparation of detailed construction documents, design of auxiliary facilities, engineering services during construction and training of operating and maintenance personnel.

PEC’s clients and target clientele encompass primarily the utility industry and central power plants of large institutions or commercial/industrial enterprises to which it provides consulting services. PEC has designed a consulting program to help utility clients work within their resource planning initiatives in order to address the requirements of their existing resource plan, need for clean power that can be cost-effectively dispatched, and maintenance of transmission and distribution system integrity.

Next Generation Power Systems – Refurbished Turbines and Maintenance Support

Next Generation Power Systems is in the business of refurbishing turbines and maintaining this fleet. We do not expect to sell additional refurbished turbines, but periodically we are requested to perform work on turbines previously sold to customers.

INDUSTRY AND MARKET OVERVIEW

This report includes market and industry data that we have developed from publicly available information, various industry publications and other published industry sources, and our internal data and estimates (as of the date of this report). Although we believe the publications and reports are reliable, we have not independently verified the data.  Our internal data, estimates, and forecasts are based upon information obtained from trade and business organizations and other contacts in the market in which we operate, as well as our management’s understanding of industry conditions.

Governmental Programs and Incentives

In keeping with the government’s efforts to reduce fossil fuel emissions, the Environmental Protection Agency (EPA) proposed the Clean Power Plan (the “Plan”) in June 2014. The Plan, which the EPA hopes to finalize by mid-summer 2015, aims to cut carbon pollution from power plants. The Plan sets state-specific, rate-based goals for carbon dioxide emission in the power sector. The proposed guidelines are based on and would reinforce the actions already being taken by states and utilities to upgrade aging electricity infrastructure with twenty-first century technologies. Under the Plan: (i) each state must develop a plan to achieve an emission performance level that corresponds to the state goal; and (ii) the state plans must establish standards of performance for the affected Electric Utility Generating Units (EGUs) and include measures that implement and enforce those standards. We believe that wind power will be a key tool for states to utilize in order to comply with the EPA’s first-ever proposed rule to reduce carbon pollution at existing power plants while maintaining an affordable, reliable energy system.

Substituting wind energy and other renewable energy sources for traditional fossil fuel-fired generation would help reduce carbon dioxide emissions due to their environmentally-friendly attributes. According to the U.S. Department of Energy, U.S. Energy Information Administration (EIA) annual report “Emissions of Greenhouse Gases in the United States 2009,” published in March 2011 (which was the final publication of this report), the electric power sector (which consists of those companies whose primary business is the generation of electricity) is the largest source of all energy-related carbon dioxide emissions; this report also stated, however, that emissions from the electric power sector declined in 2009 by 9.0%. The EIA’s International Energy Outlook (2014) found that although generation in the electric power sector will increase by 25% from 2012 to 2040, the sector’s carbon dioxide emissions are expected to increase by only 11% over the same period. In general, the growth of renewable generation is associated with an increase in electric power generation coinciding with a reduction in carbon dioxide emissions.

Another example of the national trend toward renewable energy sources is evidenced in the growth of jobs in the renewable energy sector. According to the EIA’s December 19, 2014 “Today in Energy,” the electric power generation sector lost more than 5,800 jobs from January 2011 through June 2014, coinciding with a period in which the United States has experienced declining year-over-year electricity sales, driven, among other things, by energy efficiency improvements and the growth in wind and solar energy production. This loss was offset somewhat by 1,800 jobs gained in the renewable electricity generation industry. According to the EIA’s Short Term Energy Outlook, published February 2015, the EIA projects that total renewables used for electricity and heat generation will grow by 3.8% in 2015. Conventional hydropower generation is expected to increase by 5.7%, while there is an anticipated 2.9% increase in non-hydropower renewables generation. In 2016, total renewables consumption for electric power and heat generation is predicted to increase by 2.9% as a result of an expected 3.2% decline in hydropower and a 6.0% increase in non-hydropower renewables.

State and federal legislation designed to encourage the development and deployment of renewable energy technologies is also driving the growth in the United States’ wind energy market and other renewable energy markets (as described generally above) by guaranteeing revenues and reducing costs of projects. This support includes:

Renewable Portfolio Standards (RPS)

In response to the push for cleaner power generation and more secure energy supplies, many states have enacted RPS programs. A RPS program (sometimes called a Renewable Energy Standard, or RES), is a program that either: (i) requires state-regulated electric utilities and other retail energy suppliers to produce or acquire a certain percentage of their annual electricity consumption from renewable power generation resources or, (ii) as in the case of New York, designate an entity to administer the central procurement of Renewable Energy Certificates (“RECs”) for the state. Typically, utilities comply with such standards by qualifying for renewable energy credits evidencing the share of electricity that was produced from renewable sources. These standards have spurred significant growth in the wind energy industry and a corresponding demand for our services. The enactment of renewable energy portfolio standards in additional states or changes to existing renewable energy portfolio standards may impact the demand for our services. Similar to federal incentives discussed below, the elimination of, or reduction in, state governmental policies that support renewable energy could have a material adverse impact on our business, results of operations, financial performance, and future development efforts.

According to the RPS Summary Map (which provides information about state RPS programs), published by the U.S. Department of Energy Database of State Incentives for Renewables & Efficiency (DSIRE), as of September 2014, 29 states, plus the District of Columbia and two territories, have legislated renewable energy portfolio standards, and nine more states and two territories have adopted voluntary renewable portfolio goals. Almost every state that has implemented an RPS program will need considerable additional renewable energy capacity to meet its RPS requirements.

Renewable Energy Certificates (REC)

A REC is a stand-alone tradable instrument representing the attributes associated with one megawatt hour of energy produced from a renewable energy source. These attributes typically include reduced air and water pollution, reduced greenhouse gas emissions, and increased use of domestic energy sources. Many states use RECs to track and verify compliance with their RPS programs. Retail energy suppliers can meet the requirements by purchasing RECs from renewable energy generators, in addition to producing or acquiring the electricity from renewable sources. Under many RPS programs, energy providers that fail to meet RPS requirements are assessed a penalty for the shortfall, usually known as an alternative compliance payment. Because RECs can be purchased to satisfy the RPS requirements and avoid an alternative compliance payment, the amount of the alternative compliance payment effectively sets a cap on REC prices. In situations where REC supply is short, REC prices approach the alternative compliance payment, which in several states reach approximately $50 per megawatt hour. As a result, REC prices can rival the price of energy and RECs can represent a significant additional revenue stream for wind energy generators.

Federal Tax and Economic Incentives

U.S. federal, state, and local governments have established various incentives and financial mechanisms to reduce the cost of wind and solar energy and to accelerate the adoption of renewable energy. These mechanisms have been established in response to the stated intent by the U.S. Department of Energy to double renewable energy generation by 2020. These incentives include tax credits, accelerated depreciation, rebates, and net metering programs. These incentives help catalyze private sector investments in energy projects, such as utility scale wind farm and solar projects as well as smaller scale projects such as small wind turbines and residential and commercial solar energy systems.

Federal Production Tax Credits and Investment Tax Credits

Wind energy. The federal government provides economic incentives to the owners of wind energy facilities, including the PTC, or alternatively, an investment tax credit ("ITC"). The credit represents tax savings of $0.023 per KWh generated from wind, geothermal, and closed-loop biomass systems and $0.011 per KWh from other eligible renewable technologies. The PTC was extended by the American Recovery and Reinvestment Act in February 2009, and further extended by the American Taxpayer Relief Act (“ATRA”) in January 2013. The Tax Increase Prevention Act of 2014, passed into law on December 19, 2014, extended the PTC expiration date to December 31, 2014. It provides the owner of a qualifying wind energy facility under construction before the end of 2014 (or alternatively meeting safe harbor provisions such as incurring at least 5% of total project costs by such date) with a ten-year tax credit against the owner's federal income tax obligations based on the amount of electricity generated by the facility and sold to unrelated third parties. Alternatively, eligible projects are allowed to elect a 30% ITC in lieu of the PTC. The ITC may be taken after the plant has commenced commercial operation.

Solar energy. The federal government provides an uncapped investment tax credit, or Federal ITC, that allows a taxpayer to claim a credit of 30% of qualified expenditures for a residential or commercial solar energy system that is placed in service on or before December 31, 2016. This credit is scheduled to be reduced to 10% effective January 1, 2017.

Accelerated Tax Depreciation. Tax depreciation is a non-cash expense meant to approximate the loss of an asset’s value over time and is generally the portion of an investment in an asset that can be deducted from taxable income in any given tax period. Current federal income tax law requires taxpayers to depreciate most tangible personal property placed in service after 1986 using the modified accelerated cost recovery system, or MACRS, under which taxpayers are entitled to use the 200% or 150% declining balance method depending on the class of property, rather than the straight line method. Under MACRS, a significant portion of wind farm assets is deemed to have depreciable life of five years which is substantially shorter than the 15 to 25 year depreciable lives of many non-renewable power supply assets. This shorter depreciable life and the accelerated and bonus depreciation methods result in a significantly accelerated realization of tax depreciation for wind farms compared to other types of power projects. For 2013, bonus depreciation was 50% of the eligible basis. This bonus depreciation was extended retroactively throughout 2014 by the Tax Increase Prevention Act of 2014. Wind energy generators with insufficient taxable income to benefit from this accelerated depreciation often monetize the accelerated depreciation, along with the PTCs, through forming a limited liability company with third parties.

Extension of the Federal Tax Incentives

For the immediate short term, we believe that the PTC will allow continued growth of wind energy, based on the number of wind power projects under construction at the end of 2014, and will help to propel wind energy as a major source of electricity generation through 2017. However, we recognize that the PTC expiration on December 31, 2014, creates financial uncertainty for new development projects going forward. The uncertainty around the tax credit will likely make mid- and long-term planning in the renewable energy industry difficult because the tax credit has such a significant impact on the financial viability of projects. This uncertainty is exacerbated by the PTC’s erratic extension history. That being said, higher electricity prices have made wind and solar technologies economically attractive alternatives, especially as their technology costs have come down in recent years.

We recognize that the uncertainty of a permanent national energy policy focusing on renewable energy may have an adverse effect for our business, results of operation, financial performance and future development efforts of wind energy projects.  Thus, we believe it is necessary to evolve and diversify in our asset, product and service portfolio to reduce our exposure to the uncertainty of future renewals of tax incentives and other favorable governmental policies currently supporting the U.S. wind industry and renewable energy sector. However, even without the PTC, demand for all forms of renewable energy continues to rise in the U.S., according to the EIA. As a result of this increased demand and lower costs, the market for wind energy will survive the expiration of the PTC.

The expiration of the PTC creates an additional opportunity for income generation as well. As credits expire and depreciation schedules run their course, many current wind farm owners will be looking to exit the industry. Juhl Energy’s experience and expertise for operating small wind farms may provide opportunities for financially viable acquisition transactions in the next three years. There are an estimated 500 small wind farms under 50MW in the U.S. that are financially viable. By acquiring some of these small farms from motivated sellers, we can avoid installation costs, minimize operating costs, and scale our investment arm strategically.

Energy Demand and Sources for Electricity Generation

Demand for electricity in the U.S. is expected to increase on an average 0.9% per year from 2012 through 2040 according to the Reference Case in the Annual Energy Outlook 2014 published by the EIA (the “EIA 2014 Outlook”). New capacity for electricity generation will be required to meet this anticipated demand. According to the EIA 2014 Outlook, 37% of all electricity produced in the United States in 2012 was generated by coal, which is the largest source of carbon dioxide emissions in the atmosphere. Other major sources of electricity in 2012 were natural gas (30%), renewables (12%), nuclear (19%) and oil and other liquids (1%).

By their very nature, fossil fuels are nonrenewable resources that are depleted faster than they can be replenished. Coal, natural gas, and oil will eventually be depleted beyond economic viability. Based on research completed by the EIA and EPA, as the supply of nonrenewable resources diminishes, prices will rise. Renewable energies like solar and wind, on the other hand, are not depleted when harvested. As prices of production and technology continually decrease and demand for energy persists, we believe the market for renewable resources will expand. In addition to the economic benefits, renewable energy is environmentally superior because it produces far less greenhouse gases than the production of nonrenewable electricity via fossil fuels.

In 2015, we believe that higher natural gas market share may occur as a result of lower prices in the past year, inventory levels and heavy production involving hydraulic fracturing methods. In EIA’s “Short Term Energy Outlook” published February 2015, natural gas is expected to provide 28.4% of power generation during 2015, 1.2% higher than 2014, as a result of decreasing natural gas prices. The availability of cheaper natural gas creates steep competition for renewable energy generation. We believe that the push in governmental mandates and initiatives to source energy from renewables lessens the competitive edge of non-renewables, such as natural gas.

According to the EIA Reference Case detailed in the EIA 2014 Outlook, total coal consumption is projected to increase from 17.3 quadrillion BTU in 2012 to 18.75 quadrillion BTU in 2040. Even with consumption of fossil fuels rising and prices falling (such as natural gas), the EIA specifically discredits theories that increased oil availability will damage the renewable energy sector. Instead, because of governmental support lasting for at least the next decade, renewable and nonrenewable energy are not in direct competition with one another in most sectors.

Wind Power Generation

Because of uncertainty regarding extension of the federal wind energy PTC in 2013 and again in 2014, developers waited to see whether Congress would extend the PTC. The credit was extended for projects that began construction by December 31, 2013 and by December 31, 2014, respectively. Due to the timing of the late extensions of the PTCs by Congress (January 2014 and December 2014, respectively), we believe such extensions did little to spur significant additional development activity beyond what developers had already planned. However, the wind industry is gradually establishing its independence from government incentives. This is evidenced by the continual growth in the industry despite uncertainties about the availability of future tax credits. According to the EIA Short Term Energy Outlook, published February 2015, wind capacity grew 7.7% in 2014, and the rate of increase is expected to more than double in 2015, from 7.7% to 16.1%. In the aftermath of the 2013 wind development standstill caused by PTC renewal uncertainty, this level of growth we believe is a positive trajectory for the renewable energy industry.

Wind is intermittent and electricity generated from wind power can be highly variable. Good site selection and advantageous positioning of turbines on a selected site are critical to the economic production of electricity by wind energy. In our experience, the primary cost of producing wind-powered electricity is the turbine equipment and construction cost, which cost has been on the decline in recent years (as discussed more fully below).  Wind energy itself has no fuel costs and relatively low maintenance costs. As an intermittent resource, wind power must be carefully positioned into the electric grid along with other generation resources, and we believe Juhl Energy has demonstrated the expertise necessary to work with local electric utilities to create viable integration plans. Therefore, we intend to continue to identify new sites to produce wind energy through the community wind model throughout the United States and Canada as well as look for opportunities to acquire wind projects and other renewable assets that meet our criteria.

Turbine Costs & Wind Project Costs Decreasing

Since 2008, the cost of wind turbines has declined, and the decline has been accompanied by improved turbine technology and more favorable terms for turbine purchasers (such as reduced turbine delivery lead times, longer initial operations and management contracts and improved warranty terms), according to the U.S. Department of Energy’s “2013 Wind Technologies Market Report.”  The U.S. Department of Energy’s “Wind Technologies Market Report” also predicted that all of the foregoing is expected, over time, to exert downward pressure on total wind project costs and wind power prices.  Installed project costs are found to exhibit some economies of scale, at least at the low end of the project size range.

The declining prices are significant because lower equipment prices make wind energy more competitive with fossil fuels, such as coal and gas, on a dollar-per-megawatt-hour basis. As evidence of more competitive pricing, the Department of Energy’s “2013 Wind Technologies Market Report” reports that the capacity-weighted average levelized price for projects with power purchase agreements signed in 2011 was $35/MWh, as compared to $59/MWh for projects with agreements signed in 2010 and $72/MWh in 2009. These price drops accelerated in 2013 when prices decreased to $22/MWh for the Interior Region of the U.S., the geographic Midwest below the Great Lakes and between the Coasts, as shown in the 2013 Wind Technologies Report. Falling project prices increase demand for renewable energy generation by making it more affordable to purchase and install.

As reported in the U.S. Department of Energy’s “2013 Wind Technologies Market Report,” among a large sample of wind power projects installed in 2013, the capacity-weighted average installed cost of $1,940/KW, down almost $200/KW from the reported average cost in 2011 and down almost $300/KW from the reported average cost in both 2009 and 2010. With respect to specific regions in the U.S., the “2013 Wind Technologies Market Report” stated that the U.S. interior was the lowest-cost region for wind power projects, while the west coast was the highest-cost region.

Solar Power Generation

We believe that increased global demand for electricity in connection with modern technology and emerging market industrialization has placed a significant burden on the world’s available electricity supply, focusing international attention on solutions to maintain access to adequate energy supplies. Solar photovoltaic modules have no moving parts, operate quietly without carbon or other emissions and are capable of short and long-term use with minimal maintenance. Solar energy is renewable and creates no short-term waste and uses almost no water. We believe the “environmental footprint” of solar energy is negligible, as the energy it takes to make a solar power system is typically recouped by the energy costs saved over a period of one to three years. We believe that solar energy, like wind energy, has the potential to advance the goals of reducing the world’s dependence on conventional fuels, satisfying the growing demand for energy, enhancing national security by reducing dependence on imported fossil fuels, and reducing greenhouse gas emissions.

Solar energy, like wind energy, provides several advantages over fossil fuel, nuclear and other forms of renewable power generation. One fundamental benefit is that sunlight, the source of the electricity, is available without any mining or transportation. If sufficient sunlight is available, a solar power generation facility can be located where the power is needed, thus avoiding the need for, and cost of, lengthy distribution and transmissions lines along with other upgrades to the grid. Solar energy is also a scalable technology, able to produce power according to load demand and available land or space. It is also delivered on-peak, generating the most power during the time of the day when load typically demands it.

As with wind power generation, the primary potential disadvantage to solar power is that it relies upon an intermittent resource. Unlike some generators, it cannot increase or decrease its productivity at the request of grid operators. It also does not generate power when the modules are not receiving light at certain levels such as night time. Further, solar power requires space for the arrays of solar photovoltaic modules, which can limit its use in urban areas. We believe innovations in energy storage solutions, the type of service offered by Juhl Renewable Energy Systems, could resolve some of these issues. Also, unlike wind, the intermittent production of solar power naturally coincides with peak demand for residential power usage, thereby creating value in increasing available power during such peak periods.

We have seen a recent decline in photovoltaic solar costs. The price decline in photovoltaic equipment reflects a more competitive environment, an increase in efficiency of the solar cells, improvements in technology and economies of scale. We view the shifts in the solar industry as an opportunity for us to develop solar power projects that can generate power at prices which are lower than the retail prices charged by utilities and provide solutions using solar energy as a back-up power source in the case of a power outage.

In the EIA Short Term Energy Outlook, published February 2015, the EIA projects continued rapid growth of utility-scale solar generation through 2016. A projected 80 GWh per day will be produced solely by solar arrays by 2016. Although solar capabilities have historically been concentrated in residential and spot-use areas, utility-scale solar arrays are projected to dramatically increase by up to 60% between the end of 2014 and the end of 2016. We are uniquely positioned to capitalize on this rapid growth in both demand and capacity, given that our installation capabilities are already in place. In capturing a portion of this expanding market share, solar installation will become a central product offering.

According to the U.S. Department of Energy’s “SunShot Initiative,” a program launched in 2011 aimed at increasing solar power use and innovation in the U.S., the U.S. is the world’s second largest consumer of electricity, but also has the largest solar resource of any industrialized country.  The SunShot Initiative aims to reduce the total installed cost of solar energy systems by 75% by 2020 through reduction of solar technology costs, reduction of grid integration costs and acceleration of solar deployment.

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

According to the Sunshot Initiative’s Photovoltaic System Pricing Trends Report, published in September 2014, every utilized projection methodology demonstrates that the pricing of photovoltaic systems will dramatically decrease between 2014 and 2016. This enhances the viability of photovoltaic systems for use both residentially and on the utility-scale. Since 1998, photovoltaic system pricing has dropped an average of 6-8% per year. This trend has only accelerated in recent years, dropping 12% for small systems and 15% for large systems in 2012-2013.

According to the Department of Energy’s Interactive Chart entitled “The Falling Price of Utility-Scale Solar Photovoltaic (PV) Projects”, just as the popularity of photovoltaic (“PV”) systems is rising, the price of utility-scale PV projects has been precipitously declining since 2010. In 2010, the cost of electricity, in cents per kilowatt hours, was 21.4 c/kwh, nearly four times as much as the 2020 goal of 6 c/kwh. As of 2013, the cost of electricity nearly halved, at 11.2 c/kwh.

Solar power is also gaining in popularity in the individual U.S. states and cities, as rooftop solar power systems are becoming more prevalent as energy choices for residences and businesses.  According to “Solar and the City,” an article posted on the U. S. Department of Energy’s website, in 2007 San Francisco developed an online “solar map,” and New York developed one in 2011. The “solar maps” are tools that allow people to determine the solar potential of their homes and businesses and have played a big part in supporting residents interested in solar power. When San Francisco first developed its solar map in 2007, for example, there were only 554 solar installations marked on the map.  As of July 22, 2014, there were 3,747 PV systems installed in San Francisco, according to the San Francisco Department of the Environment’s Solar Map.  Even President Obama is taking notice of the brisk growth of the solar industry, indicating in his most recent State of the Union address that every three weeks, more solar power is brought online in the U.S. than was built in all of 2008 (as reported in the Department of Energy’s January 29, 2015 press release, entitled “Energy Department Announces More Than $59 Million Investment in Solar”)(the “DOE’s January 29, 2015Announcement”). This rapid growth is indicative of a major shift towards solar power in the U.S. We believe our solar products, focused on storage solutions and solar installations, are ideally positioned to take advantage of the attention solar energy is receiving in urban environments where wind projects are not practical.

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

Solar power installation has in fact been on the incline in the past several years. According to the U.S. Department of Energy, the amount of solar power installed in the U.S. increased from 1.2 gigawatts (GW) in 2008 to an estimated 17.5 GW as of the end of the third quarter of 2014. On January 29, 2015, the U.S. Department of Energy announced a $59 million funding award to support solar energy innovation, comprising of the following: (i) $45 million in funding to bring innovative solar manufacturing technologies to the marketplace, with the goal of reducing the costs of photovoltaics and power electronics and (ii) $14 million in funding to 15 selected projects through the Solar Market Pathways project, as reported in the DOE’s January 29, 2015 Announcement. . As provided in that announcement, the Solar Market Pathways program provides funding support to its recipients, including, for example, not for profits, utilities, industry associations, universities, and state and local jurisdictions in California, Illinois, Minnesota, among others, to further its own development plan to install solar electricity over a multi-year period for residential, community and commercial properties. Through its selected projects, the Solar Market Pathways program focuses on “soft costs” of solar, including permitting, financing, and connecting to the electric grid, and to utilize the results and experiences from these projects to eventually provide similar jurisdictions with a road map for implementing solar projects in a faster, simpler and more cost-effective manner throughout the country. Ultimately, we believe these Department of Energy programs promote the overall advancement of solar energy as a viable source of electricity.

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

Tiered Service Offering Results in Multiple Revenue Streams.  One of our key advantages is that we generate revenue from our operating subsidiaries offering diversified products and services in all segments of the renewable clean energy sector rather than relying solely on one operating subsidiary to produce revenue:

●

Juhl Renewable Assets focuses on the acquisition of ownership positions in wind farms and investment in other renewable energy assets which provide highly predictable revenues and strong operating margins. Capitalizing on the unique knowledge base of our parent company, Juhl Renewable Assets acquires new and existing wind farms and other renewable assets, thus building an asset base with predictable cash flows.

●	Juhl Energy Development is our wind farm development subsidiary, where revenue is generated from development, service and construction fees earned from each of the wind farms that we develop.

●	Juhl Energy Services is our wind farm operations and maintenance subsidiary, where revenue is earned from administrative, management and maintenance services agreements.

●

Juhl Renewable Energy Systems is our small scale renewable subsidiary, where revenue is contributed through the sale and installation of renewable energy systems, including solar products and small scale wind turbines, to the energy consumer (including agricultural-related businesses and municipalities) which provide modern options in terms of cost effectiveness, performance, and reliability.

●

Power Engineers Collaborative expands our professional capacities beyond wind and into the full range of clean energy sectors including natural gas, biomass, waste-to-energy, medium-to-large on-site solar, and support to larger wind farm construction.

Proven Record in Developing Wind Farm Projects.  One of our key advantages is that we have completed 24 community wind farm projects to date, representing approximately 260 MW of generating capacity of electricity, and currently have projects in various stages of development, amounting to a total of 445 MW of wind power generating capacity of electricity.   Due to our strength in development, revenue from development has been a strong cash revenue generator for the Company. However, we continue to strive to diversity our sources of revenue through our operational subsidiaries so that we are not dependent solely on a revenue stream from development.

For community wind projects to be completed successfully, projects must be constructed in a cost-effective manner. In the course of completing 24 wind projects to date, we have been able to demonstrate to project owners, equity investors and lenders that we can build wind farms on a cost-effective basis. To further our development of wind farms, our goal is to use capitalization from the Company’s other diverse operating subsidiaries to have the ability to pre-fund development costs. By pre-funding development costs, we would be able to alleviate dependence on third party financing and lenders to pre-fund the development costs of the project. Securing financing for the development of our wind farm projects is critical, and having the ability to pre-fund such development costs with our own capital helps ensure that such project will come to fruition, resulting in a development fee on the project.

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

Mr. Juhl is an expert in the wind power field and is considered a pioneer in the wind industry having been active in this field since 1978.  He was a leader in the passage of specific legislation supporting wind power development in the states of Minnesota and Nebraska, as well as contributing to the development of the currently accepted, financial, operational and legal structure providing local ownership of medium-to-large scale wind farms. John Mitola, our President, is also considered an expert in the energy field having focused his career on energy efficiency, demand side management and independent power development. He has significant experience in the energy industry and electric industry regulation, oversight and government policy. As such, Currently Dan Juhl is one of the most sought after wind energy developers by land owners and potential investors of wind projects in the U.S. The rest of our management team has collectively been involved in the wind power industry for more than 30 years.

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

Established Local Presence and Credibility.   In the Midwest U.S. markets where we are active, our management team maintains a local presence and promotes community stakeholder involvement. By maintaining our principal office in Pipestone, Minnesota and satellite offices in Minneapolis, Minnesota, Milwaukee, Wisconsin and Chicago, Illinois, and becoming involved in local community affairs, we develop a meaningful local presence, which we believe provides us with a significant advantage when working through the local permitting processes and helps to enlist the support of our local communities for wind farms. We believe that our local approach has enabled us to secure approvals and support for our projects in regions that have historically voiced opposition and has given us a significant advantage over competitors, who are not as active in the local communities in which we are developing wind farms. Our management’s active participation in the state and local regulatory and legislative processes has led to the growth of community wind across the Midwest.

We plan to use the credibility that has been built in the local communities to expand our presence outside of the Midwest U.S. market, where we can take advantage of higher electricity rates.  Currently, we are providing development services to a project in upstate New York to capitalize on higher electricity rates, which we expect to be completed during 2015, and evaluating development and acquisition wind projects in Oregon, South Dakota and Indiana.

Turbine Access.   We maintain good working relationships with most turbine suppliers who are actively marketing turbine equipment in our market area with extensive experience to determine suitability of turbine technologies for our projects.  In order to continue to survive long term in this industry, we need to continue to control costs.  Thus, the ability to purchase turbines in bulk, possibly through a frame agreement, provides access to the lowest price.  Further, in many of our wind farm projects, we have been willing to use technology of new turbine manufacturing entrants which provides reliability and favorable access to the supply chain and provides lenders with comfort in terms of financing a project.  Further, newer wind turbine models are more efficient and offer improved capacity factors with prices continuing to fall to record levels.

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

While mega-wind projects have gained wide attention, we believe we are uniquely positioned as the only publicly-traded community wind power company in the U.S. committed to and building projects in the 1 MW to 50 MW sector, and we believe we are a leader in such sector.  As such, we have received considerable attention in the industry.  This market is largely overlooked by larger developers.  This oversight provides an opportunity to rapidly increase our market share and expansion plans.  We believe such advantages outweigh the higher transactional costs encountered by a smaller wind project with smaller numbers of turbines, generating lower electrical production and sales.

Strategic Acquisition Subsidiary – Juhl Renewable Assets.   Juhl Renewable Assets is our vehicle for strategic acquisitions to supplement our wind energy business and take advantage of the growth occurring in the community wind industry.  Our strategic acquisition plan focuses on projects that in our opinion meet the following investment criteria:

(i)	an energy project that (A) is currently operational, (B) has a contract for the purchase of the electric, heating, cooling or steam output of the facility, with at least five years remaining on the term of such agreement, and (C) has a positive net present value, including any monetization of tax benefits; or
(ii)

is not operational, but has commenced construction or is ready to commence construction at the time of the investment by Juhl Renewable Assets, and such project has: (A) a contract for the purchase of the electric, heating, cooling or steam output of the facility, with a term of at least 10 years, (B) all permits required for the construction and operation of the facility, (C) an executed interconnection agreement to connect the facility to transmission or distribution system, and (D) a positive net present value, including any monetization of tax benefits.

Overall, many projects that meet such criteria as set forth above have the following attributes: acceptable wind or solar resources, suitable transmission access, an appropriate regulatory framework providing acceptable power purchase agreements and long-term utility agreements, that result in successful projects that provide predictable revenue. Further, many of the existing wind projects that meet the investment criteria that are acquisition targets are for sale by equity owners who have fully utilized the tax attributes or no longer have the desire to continue ownership or whose assets are the subject of bankruptcy hearings.

Currently, Juhl Renewable Assets owns or has an interest in the following operating wind farms:

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

●

Valley View Transmission, LLC, is a community-owned and operated 10 MW (megawatt) wind project located in Southwestern Minnesota. The project consists of 5 Gamesa G87 (2.0MW) wind turbines and generates enough energy to power over 3,000 homes annually. Since the project’s commercial operation date in December 2011, Valley View has been performing at a level that has exceeded all initial performance projections and continues to consistently provide clean, reliable power to Xcel Energy on a monthly basis. Valley View has entered into a 20-year power purchase contract with Xcel Energy (expiring in 2031) such that Xcel will purchase all of the wind farm electricity output.

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

●

Woodstock Hills Wind Farm, LLC, is a community-owned and operated 10.2 MW (megawatt) wind project located in Southwestern Minnesota. The project consists of 17 Vestas V44 (600kW) wind turbines and generates enough energy to power over 2,000 homes annually. Since the project’s official commercial operation date in May 2004, Woodstock Hills has performed consistently to provide clean, reliable power to Xcel Energy on a monthly basis. Woodstock Hills operates under a 30-year power purchase contract with Xcel Energy (expiring in 2034) that requires the utility to purchase all of energy produced by the project.

Iowa Wind Farms. Juhl Renewable Assets directly holds a 100% interest in 5045 Wind Partners, LLC, an Iowa limited liability company, which acquired two Iowa wind projects comprised of two 1.6 MW wind turbines in the Central Iowa Region.

●

Kensett, Iowa Wind Project consists of a single turbine wind farm located in Kensett, Iowa. The turbine is a 2011 GE XLE turbine with an 82.5 meter rotor on an 80 meter tower. 5045 Partners has interconnection and power purchase agreements in place with Alliant Energy, an Iowa based subsidiary of Interstate Power and Light. The Power Purchase agreement is a 10-year agreement through 2021.

●

Manly, Iowa Wind Project consists of a single turbine wind farm located in Manly, Iowa. The turbine is a 2011 GE XLE turbine with an 82.5 meter rotor on an 80 meter tower. 5045 Partners has interconnection and power purchase agreements in place with Alliant Energy, an Iowa based subsidiary of Interstate Power and Light. The Power Purchase agreement is a 10-year agreement through 2021.

Currently, Juhl Energy Development owns 100% of the following operating wind farm:

Winona Wind. Juhl Energy Development holds 100% of the ownership interest in Winona County Wind Holdings, LLC, the operator of Winona Wind, a 1.5 MW (megawatt) wind project located in Winona County, Minnesota. The project consists of 2 Unison 750 kW direct drive wind turbines. Juhl Energy Development was the developer of this project and subscribed into ownership until such time as outside financing can be arranged for the project. Financing for the project is not expected to occur until production history for these new-to-market turbines provide for consistent operating results. This project is subject to legal proceedings with the turbine supplier. See Item 3 of this report.

Recent Development/Achievements for Juhl Energy

During the past 18 months, we have achieved several significant milestones:

●

To date, Juhl Renewable Assets, our acquisition subsidiary, sold approximately $4.9 million in private sales of Series A Preferred Stock of Juhl Renewable Assets. We used $2.4 million of such proceeds to replenish our cash fund that was previously invested into three wind farm projects from internal operations and we used approximately $1,800,000 of the proceeds to purchase the Iowa Wind Farms in August 2014.

●

In September 2013, Juhl Energy Development entered into a co-development agreement for the Purdue Energy Park development project to construct a 20MW wind energy generation project in conjunction with Purdue University. Initial construction has commenced and the project is currently reviewing its interconnection cost requirements and the impact on the power sale rate before moving forward with additional physical project activity.

●	Our acquisition of Power Engineers Collaborative in 2012 has proved to be a successful acquisition which has added approximately $6 million in average revenue annual run rate, and allows us to provide engineering services in the alternative energy space to complement our core wind business.

●	Juhl Energy Development was selected as development partner for the state of New York's first community wind project, the Black Oak Wind Project, which is a proposed 11.9 MW facility. Construction is currently scheduled for completion during 2015.

●

In January 2014, we finalized installation and began operation of two power-producing wind turbines, at Honda Transmission Manufacturing of America, Inc. (“Honda”) plant in Russells Point, Ohio, a $9.0 million on-site 3.4 MW wind project, which supplies approximately 10% of the plant’s electricity. Honda is the first major automotive plant to obtain a portion of its electricity generated from wind turbines located on its property.

●

In February 2014, we acquired certain assets of PVPower, Inc., a leading on-line distributor of solar power systems and solar components to industry professionals, contractors and consumers nationally through the PVPower platform. Such acquisition enables the sale of solar products through Juhl Renewable Energy Systems. Juhl Renewable Assets had previously made a minority equity interest investment in PVPower in 2011.

●	In March 2014, the nonrecourse debt of the Valley View wind farm was refinanced through a new bank in order to improve cash flow through interest and cost savings over the term of the loan.

●

On April 1, 2014, the Company closed on its transaction whereby it repurchased shares of preferred stock held by Vision Opportunity Master Fund, Ltd. (“Vision”). As a result of the transaction, we simplified our capital structure by eliminating a majority of our preferred stock outstanding and removing the quarterly dividend payments that accompanied the preferred equity held by Vision.

●

In July 2014, Juhl Renewable Energy Systems was named one of two principal contractors for all rooftop installations completed through the “Solar Chicago Program”. The “Solar Chicago Program” provides affordable and efficient renewable energy solutions for its residential property owners throughout the Chicago metro area. Juhl Renewable Energy Systems has completed approximately eleven projects as of March 2015 and expects to complete up to 30 projects in 2015, using the assistance of two qualified subcontractors. Further, PEC, our engineering subsidiary, will support the Company’s project management efforts including energy modeling, and the design and installation of the solar projects.

●

On August 6, 2014, the Company closed on its underwritten public offering of 10,750,000 shares of its common stock with gross proceeds of $2,150,000 prior to deducting underwriting commissions and offering expenses.

●

In August 2014, Juhl Renewable Assets completed a $4.3 million acquisition of two operating wind farms in Iowa, with aggregate electricity generation capacity of 3.2 MW, and bringing total owned and operated wind farm assets to over $30 million for Juhl Renewable Assets.

●

In late 2014, the Company discontinued its tower services division operated by Juhl Tower Services that had incurred substantial cash flow and operating losses since its launch in February 2013. As of March 15, 2015, the tower services entity has been dissolved and the Company is currently working on winding up its affairs.

●

In December 2014, we collected a $1.5 million development fee from development support services work by Juhl Energy Development related to a wind farm in South Dakota, which is comprised of eleven wind turbines with a combined capacity of approximately 20 MW and began commercial operations in late 2014.

Growth Strategies/Opportunities

Our growth strategy is to continue to develop as an innovative, diverse and balanced clean energy company with emphasis on diversification and expansion into new markets. To achieve this, we will seek additional growth through targeted acquisitions in the clean energy sector and pursue opportunities for development directly with the end customer while working to leverage our portfolio of community wind farms. Our goal is to build a diversified business designed to build and sustain revenue growth to supplement our core revenue sources of development and construction fees associated with wind farms, upon which we have historically relied. Our strategy focuses on opportunities that aim to reduce the risk related to the wind industry, especially risks associated with the unpredictability of federal policy related to the long-term availability of tax incentives such as the production tax credit.

Opportunities for Development of Projects for End Customers:

We recognize that one of the primary challenges in developing wind farms is obtaining contracts with utilities to purchase the electricity generated by wind farm developments. Thus, we have begun to develop wind projects for specific end users. In doing so, we have found a growing niche within our renewable energy development services where we work with large industrial electricity users and corporate clients to install “behind the meter” wind and solar facilities.  As discussed above under Recent Developments/Achievements, we partnered with Honda in an industry-leading initiative to provide electricity to its transmission plant in Russells Point, Ohio through the generation of wind power, which was completed and went online in January 2014 and has reportedly exceeded power output by 6.3% in its first six months of operation. Our goal is to continue to grow this sector of our business by providing quality development services to organizations looking to utilize renewable energy at their planned or existing facilities and to add distributed generation projects where energy is generated at or close to its point of use and potentially hybrid projects where wind, solar and battery storage can be integrated together. We estimate that there are hundreds of manufacturing facilities similar in size to Honda’s transmission plant.  We believe that Juhl Energy is well positioned (as a recognized industry leader and proven developer of 260 MWs of wind power to date) to acquire additional projects throughout the United States to assist in the reduction of manufacturers’ carbon footprint as they strive to diminish the adverse impact of their operations on the environment. Going forward, we plan to participate in wind, solar and hybrid energy projects through acquisition and/or joint venture vehicles. As we work toward our goal of adding distributed generation projects, our ability to provide quality solar power solutions will be central to our success because solar may be preferable to wind power in certain situations. We will, therefore, focus on solar/wind hybrid projects as a growing market for the Company.

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

We are currently providing development services to wind development projects in South Dakota, Indiana, and Oregon representing around 169 MW of wind projects. In our development capacity, we work to introduce equity investors and lenders who we have worked in the past to fund the development and construction costs of the project. Financing is crucial to development wind projects and ultimately successful financing determines whether such projects come to fruition.

However, many of these development projects hit roadblocks as a result of a lack of funding. Thus, we are focused to continue on our road toward proper capitalization to allow us balance sheet strength to pre-fund development costs or acquire early to mid-stage projects. We believe that the formation of Juhl Renewable Assets will provide us the ability in the future to provide supplemental funding to our wind farm development projects (through a preferred renewable asset equity vehicle).

In addition to growing our revenue per project, we will continue to grow our projects under development by utilizing competitive strengths and taking advantage of market conditions to build long-term growth, as follows:

●

We are moving into larger markets with on-site, municipal and projects with potential to combine wind and solar technologies, targeting smaller wind projects 5 to 80 MW. In the State of Minnesota alone, industry experts have suggested there exists over 6,000 MW of achievable electricity utilizing our community wind power model.  Thus, we expect to increase our capacity by entering regional markets through organic development and strategic acquisitions of existing wind farms that meet our criteria (as discussed below).   In connection with our organic development, we endeavor to become a leading wind energy operator and an influential voice within the region as we enter the market. We strive to develop projects in-house from the initial site selection through construction and operation.

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

●

Although we see opportunity to expand our pipeline of projects in the Upper Midwest, we are also actively looking to diversify our development portfolio by adding projects throughout North America and in regions that experience higher electric rates, and working with independent firms who can assist us in marketing electricity production in regions with higher energy rates.

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

Growth through Targeted Acquisitions:

We believe the key to accelerated growth of Juhl Energy is through targeted acquisitions of energy assets to increase our capacity of wind farm and solar projects in our pipeline and grow our revenue and profitability. Such acquisitions remain a meaningful element in our growth strategy, which is the main focus of our acquisition subsidiary Juhl Renewable Assets, a renewable asset preferred equity vehicle.

Our targeted acquisition strategy will help us strengthen our business in the following areas:

►

targeting other segments of our industry, such as solar and hybrid energy projects and additional wind service businesses including operation and maintenance providers and wind consulting providers (such as our acquisition of PEC, an engineering firm focusing on the clean energy sector);

►

acquiring ownership of existing wind farms that fit our distributed generation model and the size projects we typically develop (under 50 MW) and meet our investment criteria as described above. We estimate that there are over 500 small wind farms under 50 MW that exist in the United States, and we believe that the owners are motivated to sell for the following reasons:

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

Consumer-Focused Renewable Energy Products – Smaller On-Site Wind Power and Solar Systems:

Juhl Renewable Energy Systems provides small scale renewable energy systems and specializes in advanced conservation technologies focused on commercial and residential systems. Juhl Renewable Energy Systems is focused on the sales and installation of on-site renewable energy systems - including Solarbank®, a proven on-site solar system; Powerbank®, a simple on-site backup power system; small scale wind turbines and residential and small commercial solar installations. Juhl Renewable Energy Systems handles projects from start to finish including design, sales, installation and service. Juhl Renewable Energy Systems provides third party financing structures to end-user customers.

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

With our acquisition of certain assets of PVPower, Inc. in February 2014, we continue to advance our solar initiatives. We can now distribute solar-related system products through Juhl Renewable Energy Systems to consumers and small businesses using the online system developed by PVPower.    Further, as we experience growth in small-scale solar through our acquisition of PV Power, the Company announced in July 2014 that Juhl Renewable Energy Systems was named as one of two principal contractors for all rooftop installations completed through the “Solar Chicago Program”. The “Solar Chicago Program” provides affordable and efficient renewable energy solutions for its residential property owners throughout the Chicago metro area. Further, PEC, our engineering subsidiary, will support the Company’s project management efforts including energy modeling, and the design and installation of the solar projects.

Historically, our wholly-owned subsidiary, NextGen, has sold refurbished turbines as part of our smaller on-site wind power products.   At this time, NextGen is maintaining only its current inventory of refurbished turbines and does not expect to sell any refurbished turbines going forward.

In line with our products mentioned herein, we are also exploring battery storage, whereby the battery stores the energy produced by the renewable energy source (such as wind or solar) for use during periods of low or no renewable energy production. Juhl Energy plans to continue to develop diversified product offerings, including expanding its product offerings to energy-conscious consumers with the development of small-scale renewables, such as new wind turbines and solar products. In addition, the Company is exploring battery storage technologies and partnerships for storing the renewable energy produced by its medium-scale renewable energy development and owned projects, in order to use later during periods of low or no renewable energy production from sun or wind as the case may be. Juhl Energy’s research and development (R&D) efforts further include developing distributed generation facilities that allow power users to operate behind the meter and developing utility-scale battery storage capabilities. The availability of battery backup and storage for renewable energy systems is an important advance which promotes greater adoption of distributed generation systems going forward and could represent an expanding market for us.

Addition of Complementary Services – As discussed throughout this section, we have expanded into several segments of the clean energy industry and extended our expertise beyond community wind as a genuine participant in the overall clean energy industry. Our experience and success in wind project development has allowed us to add complementary services such as full scale energy engineering through our PEC subsidiary, ownership of our own clean energy assets, advanced solar and wind power systems for small business and homes, and day-to-day administration and maintenance services for third party utility, wind tower assets. Further, with the acquisition of the assets of PVPower, we are able to provide customers technology for planning and pricing materials for solar installers and direct sales of solar PV (photovoltaic) products.

Long-Term Survival in Industry – Ability to Add Value and be Cost Effective – For long term survival in the renewable energy space, especially wind, we continue to be adaptable to the changing conditions of the U.S. wind industry and market, increasingly diversifying our offerings, in order to reduce our exposure to the unpredictable extension or renewal of tax incentives and other favorable governmental policies that have historically supported the U.S. wind industry and other renewables.  Other areas in which we believe we can add value to wind farm projects (in addition to our core development, maintenance and management services) include continued research and development in the following areas:

●	distributed generation facilities that allow power users to operate “behind the meter” (such as the Honda wind project);
●	dedicated storage facilities to help address intermittency in transmission systems (such as Solarbank® and Powerbank®);
●	development and utilization of utility scale battery storage is advancing rapidly;
●	state RPS requirements remain unfulfilled, opportunity for Juhl Energy portfolio;
●	design of projects to meet specific needs of output purchasers (such as the Honda Wind Project); and
●	exploration of battery storage partnerships.

Sales and Marketing

The Company derived approximately 46% of its revenue for the year ended December 31, 2014 from three customers primarily as a result of renewable energy development and construction revenue (10%), energy and field services (15%) and power plant ownership (21%). The Company derived approximately 57% of its revenue for the year ended December 31, 2013 from three customers primarily as a result of renewable energy development and construction revenue (23%), energy and field services (14%) and power plant ownership (20%). At December 31, 2014 and 2013, 64% and 69% of the Company's accounts receivable were due from four and two customers, respectively.

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

Juhl Renewable Energy Services currently utilizes a combination of internal direct selling efforts and online advertising for the sale of solar installation products and services, as well as maintaining the PVPower online website for sales of solar-related products.  We plan to increase our efforts to establish sales channels through subcontractors who demonstrate technical knowledge in the renewable energy marketplace and have sales expertise that would provide us with product sale and engineering services opportunities.

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

We have no patents, licenses, franchises, concessions or royalty agreements, other than a July 2009 manufacturing license arrangement with an Ohio company that includes the use of proprietary software controlling the power electronics of the NextGen wind turbine unit and other related documentation. The term of the manufacturing license arrangement is 20 years and does not allow the licensee to access the software or provide such software to any other party.

We have registered trademarks with the United States Patent and Trademark Office for Solarbank® and Powerbank®.

Competition

Wind Farm Development

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

The American Recovery and Reinvestment Act created a tax incentive for companies in the renewable energy industry, which has provided an incentive for developers to enter the wind power development market.  However, as noted, the production tax credits were not extended past 2014, and are not available for wind projects that commence construction in 2015.  As a result of the unavailability of the tax credits for projects commencing in 2015, we believe many new entrants (especially developers of wind farms) will not enter the market in 2015.

Further, we believe the ATRA extension of the PTCs, and subsequent extension under the Tax Increase Prevention Act of 2014, provided an advantage to companies that have a strong balance sheet and large amounts of capital as they were able to begin project construction in 2013 and 2014 to maximize the utility of the “begin construction” rule.  These companies have the resources to finance a pipeline of wind farms eligible for the PTC that will be finished and placed in service in future years.  Developers with less capital are at a disadvantage if they were unable to take advantage of the PTC extension.  Some market analysts have forecast that the ATRA /TIPA extensions of the PTCs will lend themselves to capitalized developers stockpiling PTC projects and effectively crowding out less capitalized developers who did not commence construction in 2013 or 2014.

Due to the uncertainty surrounding favorable future renewable energy legislation, we believe that the opportunity to develop future wind farm projects is likely to diminish from levels in the past (especially for projects that begin construction in 2015 and beyond, as such projects would not be PTC eligible under current legislation).  Without dependence on the tax incentives, developers with cash flow from existing projects that are well capitalized will be able to continue to develop projects. Further, the developers with projects that generate a higher capacity of energy will be able to spread capital costs over a larger production base, which is an advantage over our community wind farm target of 5 to 50 MWs.  Finally, developers who are able to access project financing (for future projects that begin construction in 2015 and beyond, as such projects would not be PTC eligible under current legislation) would shift from unleveraged tax equity to more traditional financing, where companies with large balance sheets would have an advantage with traditional project lenders.  Developers, such as Juhl Energy, would also need to continue to pursue alternative financing arrangements, such as vendor financing for construction, as we have successfully done in the past.

The cost of wind turbines continues to be a key component to control costs in this transition time of the industry (especially with the expiration of the PTCs for projects commencing construction in 2015).  Typically, the capital cost of purchasing turbines has been high.  However, the average price for wind energy equipment, including turbines, continues to fall based on the production of newer wind turbine models and increased competition of manufacturers in China and continues to drop in cost.  Thus, each wind farm developer will need to have the funding now to take advantage of the low turbine prices.  As stated above, the more capitalized developers will be able to fund the purchases of the turbines and control costs of the wind development projects.

In addition to the cost of turbines, new entrants in the wind power development market face certain barriers to entry.  There is increased difficulty and uncertainty in obtaining long-term power purchase contracts from utilities, even in the face renewable energy portfolio standards in 29 states.  Other significant factors include the cost of land acquisition, the availability of transmission lines, land use considerations and the environmental impact of construction and operations. Finally, another critical barrier to entry into the wind power development business is the necessary experience required to bring projects to the point where they are able to secure agreements to connect to the existing electricity transmission network, power purchase agreements and project financing for construction.

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

Engineering Services

The engineering consulting services that we provide, through PEC, to the utility and building systems industries are highly competitive and, for the most part, require substantial resources and highly skilled and experienced technical personnel. There are a significant number of large engineering firms competing in the power generation markets served by our business, including U.S.-based companies such as Sega, Inc., Sargent & Lundy, Stanley Consultants, HDR, Inc. and others. Competition is based on an ability to provide the design, engineering, and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner. Our engineering business derives its competitive strength from our lengthy experience with a wide range of services and technologies, excellence in execution, reputation for quality, knowledge of cost-effective technology, and project management expertise. Barriers to entry are both financially and logistically low, with the result that the industry is highly fragmented with no single company being dominant. Competition in those markets is generally driven by reputation, price and the capability to perform.

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

The principal suppliers for our wind farm projects primarily consist of suppliers of wind turbines, wind turbine parts and various electrical supplies and services relating to wind turbine operation. We also source, as needed, wind studies and electrical engineering expertise from outside suppliers. With respect to wind turbines and related items, to date, our principal suppliers have been General Electric, Suzlon Energy Limited, Alstom Power, Gamesa Wind US, and Vestas Wind Support Systems A/S for turbines and Michels Corporation, Fagen, Inc. and Ryan Companies, Inc. for subcontracted construction services. We have used WindLogics, Inc, V-Bar and AWS Truewind for wind studies and Consulting Engineer Group, Inc. and Hoerauf Consultants, Inc. for specialized electrical engineering. Our business is not dependent on any one supplier and our list of suppliers is changing and expanding on an ongoing basis as the market for wind power continues to expand and new suppliers enter the market offering advanced products, technologies and services.

Renewable Power Plant Ownership

Our wind farm projects sell electricity and associated RECs primarily to local utilities under multi-year power purchase agreements, or PPAs. A PPA is a contract that provides for the purchase of power at an agreed-upon price for a period of time, which is typically 20 years for wind projects.  For the year ended December 31, 2014, Xcel Energy d/b/a Northern States Power Company represented 91% of our electricity sales and approximately 21% of consolidated revenue. The electric utility company normally maintains ownership of any Renewable Energy Certificates (“green tags”) that are associated with the power generated by the projects.  Since the primary cost of wind power is the initial capital cost of the system, each wind farm benefits from a steady stream of reliable revenue and cash flow for decades.

Renewable Energy Development

Our renewable energy development revenues primarily consist of wind farm development services and construction revenue. The customer is generally an entity formed for the purpose of owning the underlying wind farm, and as such, the target customer changes for each development. During 2014, the services in late 2014 related to a South Dakota wind farm resulted in approximately 50% of our revenue from Renewable Energy Development and approximately 10% of consolidated revenue. We continue to expect that our wind farm development and construction customers will continue to be sold to location-specific customers. Further, we expect to obtain revenues from online solar product sales and solar installations from individuals and small commercial entities, none of which would be expected to provide more than 10% of our consolidated revenue.

Energy and Field Services

Our business-to-business engineering consulting services, asset management, and turbine maintenance services, are generally comprised of customers who are not expected, on an individual basis, to exceed 10% of total consolidated revenues. However, during 2014, one customer accounted for 15% of total consolidated revenue. We have developed ongoing relationships with customers for engineering services in addition to expanding the engineering services we provide to these customers. Tower maintenance services related to our subsidiary, Juhl Tower Services, is no longer included in continuing operations for the Energy and Field Services segment and has been separately reported as a discontinued operation for both 2014 and 2013 comparisons.

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

In order to comply with these laws and regulations and to obtain the necessary permits, we incur costs in the ordinary course of business.  As of the date of this report, we do not consider such compliance costs to be material capital expenditures.  However, future changes to federal and state environmental laws may require us to expend more of our capital to comply with such laws.

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

Employees

As of March 15, 2015, we employed approximately 56 full-time employees and no part-time employees, excluding employees and consultants of any affiliated companies that are not at least 50%-owned subsidiaries of ours. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third-party consultants to assist in the completion of various projects. Third parties are instrumental to us in keeping the construction and development of projects on time and on budget.

ITEM 1A RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2 PROPERTIES

Our corporate office is located at 1502 17th Street SE, Pipestone, Minnesota 56164, which consists of a 5,300 square foot commercial building that contains production, warehousing and general and administrative space.   We also have entered into a two year lease arrangement for purposes of office and meeting space in Minneapolis, Minnesota and a five-year office and production space arrangement in Red Lake Falls, Minnesota for Juhl Renewable Energy Systems’ activities.  We also lease office locations in Brookfield, Wisconsin and Chicago, Illinois for the PEC operations and general and administrative purposes.

Generation Facilities.

At December 31, 2014, Juhl Energy, through its subsidiary Juhl Renewable Assets and Juhl Energy Development, held ownership interests in the following electric generating facilities:

Juhl Energy Facilities	Location	Geographic Region	Fuel	Total Facility Capability (MW) [1]
Winona Wind Farm [2]	Winona County, MN	Upper Midwest	Wind	1.5
Woodstock Hills Wind Farm [3]	Woodstock, MN	Upper Midwest	Wind	10.2
Valley View Wind Farm [4]	Murray County, MN	Upper Midwest	Wind	10
Iowa Wind Farms [5]	Central Iowa	Upper Midwest	Wind	3.2
Total				24.9

1 Represents total facility capability; Juhl Renewable Assets’ or Juhl Energy Development’s net ownership interest in facility capacity exists to the same extent as its ownership interest in such facility.

2 Juhl Energy Development owns 100% of Winona Wind Holdings, LLC, which owns 100% of Winona County Wind, LLC, the operator of a 1.5 megawatt wind farm.

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

5 Juhl Renewable Assets’ owns 100% of the membership interests in 5045 Wind Partners, LLC, which owns 100% of Windwalkers, LLC and Roeder Family Wind Farm, LLC, each an Iowa wind project comprised of one 1.6 MW wind turbine in the central Iowa region.

Character of Ownership

Juhl Renewable Assets or Juhl Energy Development has a controlling interest in these wind farms.  Such wind farms are not owned in fee and may be encumbered by liens through securing nonrecourse financings.  Additionally, the generating facilities are located on leased land from owners of private property.

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

On December 5, 2013, Unison Co., Ltd. (“Plaintiff”) filed a civil complaint against Juhl Energy, Juhl Energy Development, Winona Wind Holdings, LLC, Winona County Wind, LLC, members of management, and others (the “Defendants”) in the U.S. District Court for the District of Minnesota. The lawsuit arises out of the purchase of two wind turbine generators from Plaintiff, whereby Juhl Energy Development financed the cost of the wind turbines by obtaining a loan from Plaintiff. The wind turbines were installed at a wind farm project in Winona County, Minnesota. The complaint purports to state causes of action for (i) fraudulent inducement, (ii) breach of Juhl Energy Development’s Financing Agreement with Unison: (iii) breach of the implied covenant of good faith and fair dealing; (iv) tortious interference with contractual relationship; and (v) unjust enrichment. Plaintiff is seeking the following: (i) awarding Plaintiff money damages in amount in excess of $75,000 together with pre-judgment and post-judgment interest as allowable by law; (ii) awarding Plaintiff amounts by which Defendants were unjustly enriched; and (iii) awarding Plaintiff its attorney fees, costs, and disbursements by law or equity. The Defendants, including the Company, dispute all allegations in the complaint and are defending the action. The Defendants, including the Company, have filed a counterclaim in arbitration in accordance with transaction documents for breach of turbine warranty and other claims.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are currently quoted and listed for trading on the OTCQB under the symbol JUHL. The following table sets forth the high and low closing price per share for our common stock for the periods indicated. These prices reflect inter-dealer prices, without retail markups, markdowns, commissions or adjustments and may not necessarily represent actual transactions.

Year	Quarter	High	Low
2014	First	$0.40	$0.13
	Second	$0.41	$0.26
	Third	$0.31	$0.16
	Fourth	$0.21	$0.15
2013	First	$0.55	$0.33
	Second	$0.60	$0.33
	Third	$0.34	$0.14
	Fourth	$0.25	$0.14
2012	First	$1.14	$0.60
	Second	$0.85	$0.45
	Third	$0.75	$0.30
	Fourth	$0.60	$0.20
2011	First	$1.50	$0.70
	Second	$1.73	$0.92
	Third	$1.11	$0.79
	Fourth	$0.94	$0.41

On December 31, 2014, the closing price of our common stock, as reported by the OTC Bulletin Board, was $0.20 per share.

Holders

As of March 27, 2015, there were 36,424,826 shares of our common stock outstanding and approximately 72 holders of record of our common stock. However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street name.”

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

Unregistered Sales of Securities

Effective February 1, 2014, we issued an aggregate of 250,000 restricted shares of common stock to a consultant which vest over a 15-month period and are subject to lock-up restrictions. The stock was awarded pursuant to a Restricted Stock Award Agreement, the form of which is attached hereto as Exhibit 10.12, under our Amended and Restated 2008 Incentive Compensation Plan. The restricted stock was not registered under the Securities Act, or the securities laws of any state, and was issued in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

Effective February 5, 2014, we issued 600,000 restricted shares of common stock to PVPower, Inc. in connection with the Company’s purchase of substantially all of the assets of PVPower, Inc. pursuant to the terms of an Asset Purchase Agreement, the form of which is attached hereto as Exhibit 10.13. The restricted stock was not registered under the Securities Act, or the securities laws of any state, and was issued in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and the certificate evidencing such shares contain a legend stating the same. Of the 600,000 shares issued in the asset acquisition, 168,461 shares were attributed to the Company as a result of a previous minority investment made in 2011, and those shares were retired immediately following issuance.

Effective February 18, 2014, we issued warrants to purchase an aggregate of 3,500,000 shares of common stock to executive officers at an exercise price of $0.21 per share (the closing price of the stock as of the date of issuance). The warrants were issued pursuant to Warrant Agreements, the form of which is attached hereto as Exhibit 10.14. The warrants and the underlying common stock was not registered under the Securities Act, or the securities laws of any state, and were issued in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same. In conjunction with these warrant issuances, previous grants of stock options to executive officers to purchase an aggregate of 760,000 shares of common stock were cancelled.

Effective March 19, 2014, we issued warrants to purchase an aggregate of 2,020,000 shares of common stock to our three outside directors and two service providers at an exercise price of $0.35 per share (the closing price of the stock as of the date of issuance). The warrants were issued pursuant to Warrant Agreements, the form of which is attached hereto as Exhibit 10.15. Further, the warrants issued to the service providers were for future services provided to the Company. The warrants and the underlying common stock was not registered under the Securities Act, or the securities laws of any state, and were issued in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same. In conjunction with these warrant issuances, previous grants of stock options to the three outside directors to purchase an aggregate of 560,000 shares of common stock were cancelled.

Effective April 9, 2014, we issued a stock warrant to purchase an aggregate of 200,000 shares of common stock to an outside director at an exercise price of $0.40 per share (the closing price of the stock as of the date of issuance). The warrants were issued pursuant to a Warrant Agreement, the form of which is incorporated by reference as Exhibit 10.16. The warrant was issued in conjunction with an appointment as an independent director. Neither the warrant nor the underlying common stock was registered under the Securities Act, or the securities laws of any state, but were issued in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements, and the Warrant Agreement and any stock certificates issued upon exercise thereof shall contain a legend stating the same.

Effective August 6, 2014, we issued a stock warrant to purchase an aggregate of 537,500 shares of common stock to an underwriter at an exercise price of $0.23 per share. The warrants were issued pursuant to a Warrant Agreement, the form of which is incorporated by reference as Exhibit 10.17. The warrant was issued in conjunction with the public offering of 10,750,000 shares of the common stock registered on the Company’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission. Neither the warrant nor the underlying common stock was registered under the Securities Act, or the securities laws of any state, but were issued in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements, and the Warrant Agreement and any stock certificates issued upon exercise thereof shall contain a legend stating the same.

Effective December 11, 2014, we issued an aggregate of 500,000 restricted shares of common stock to three Sellers as a portion of the Contingent Purchase Price under the terms of the Unit Purchase Agreement dated April 30, 2012, the form of which is incorporated by reference as Exhibit 10.10, under which the Company acquired the membership interests of Power Engineers Collaborative. The restricted stock was not registered under the Securities Act, or the securities laws of any state, and was issued in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and the certificates evidencing such shares contain legends stating the same

Transfer Agent

Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Dr., Henderson, NV 89014.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in this Report beginning on page F-1. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.

Overview

Juhl Energy is an established leader in the clean and renewable-energy industry. Juhl Energy historically focused on community wind power development, management and ownership, throughout the United States. We are one of the few companies other than utility based conglomerates that handle all aspects of wind project development, through our operating subsidiaries, including full development and ownership of wind farms, general consultation on wind projects, construction management of wind farm projects and system operations and maintenance for completed wind farms, which results in multiple revenue streams. The primary focus of our wind power development business has been to build 5 MW to 80 MW wind farms jointly owned by local communities, farm owners, environmentally-concerned investors, and our Company. The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power. Our development of community wind power systems generally results in landowners owning a portion of the long-term equity in the wind farm that resides on their land. We pioneered community wind power systems in developing the currently accepted financial, operational and legal structure providing local ownership of medium to large scale wind farms. Since 1999, we have completed 24 wind farm projects, accounting for approximately 260 MW of wind power that currently operate in the Midwest region of the United States, and we provide operation management and oversight to wind generation facilities generating approximately 88 MW, through our subsidiary, Juhl Energy Services. Currently, we have 21 projects in various stages of development with an aggregate wind power generating capacity of approximately 445 MW (4 of which we are actively developing with an aggregate wind power generating capacity of approximately 176 MW and 17 of which are early stage wind development opportunities with an aggregate wind power generating capacity of approximately 269 MW). The 21 wind farm projects, all of which are on-shore type projects, are located in the United States and Canada and make up our development pipeline.

Juhl Energy’s diversification strategy focuses upon the delivery of sustainable revenue growth outside of wind farm development and construction fee revenue. As such, the acquisition of additional energy assets remains a meaningful part or our focus on the growth of our revenue and net income.

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

Maintenance services offered through Juhl Tower Services on cellular towers in the telecommunications industry since its launch in 2013 are no longer being offered as a result of our decision to discontinue all operations of Juhl Tower Services and its cell tower services work in late 2014. We did not meet profitability and revenue growth expectations. We have dissolved the operations of Juhl Tower Services in first quarter of 2015 and are winding up the affairs of that subsidiary. We will now continue to focus our maintenance and operations services business growth on renewable power systems.

How We Operate

The Company's business segments are separate business units that offer different products.  A review of our business segments provides a better understanding of the how the Company manages and evaluates its businesses.   The Company groups its operations into three business segments:

Renewable Energy Development	Wind, solar and cogeneration energy development, construction and related products and services.
Renewable Power Plant Ownership	Ownership and operations of consolidated wind farms or other clean energy investments.
Energy and Field Services	Business-to-business engineering consulting services, asset management, and turbine maintenance services.

The accounting policies for each segment are the same as those described in the summary of significant accounting policies (as set forth in the notes to the consolidated financial statements). Segment income or loss does not include any allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaid expenses, inventory, work-in-progress, property and equipment and escrow deposits.  Unallocated assets include corporate cash, short-term investments, deferred tax amounts and other corporate assets.  Inter-segment balances and transactions have been eliminated.

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

Due to the anticipated increased demand for electricity from alternative energy sources in 2015 and beyond, we believe the demand for wind energy developments and consumer-owned renewable energy products will be stable or will increase in the foreseeable future. Our revenues from wind farm development will continue to be subject to shifts in timing due to project development delays resulting from our ability to obtain financing and regulatory and permitting approvals among other reasons.  Thus, our strategy is to remain well-positioned for predictable revenue growth with the addition of new products and service offerings such as engineering consulting services and solar-powered installations that are outside the scope of wind farm development projects.

Factors Affecting Our Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our portfolio of wind farms and renewable assets, demand for renewable energy, governmental policies, general market conditions (including financing of renewable energy projects), site selection for our development projects and our discontinued operations in the telecommunications industry as of the beginning of the 2015 fiscal year.

Our Portfolio of Renewable Energy Projects

Our portfolio of renewable energy generating assets, including the wind farms that we own in whole or part, provides a significant and stable revenue source.  Through our acquisition subsidiary, Juhl Renewable Assets, we focus on acquisition and investment in existing renewable energy generating assets that fit our distributed generation model and are consistent with the size projects we typically develop, such as the acquisition of the Iowa Wind Farms in August 2014. We believe that ownership of such renewable energy generating assets (in part or in whole) provide us with the ability to expand services related to those assets and create recurring and predictable annual revenue streams for our business. Our portfolio of acquired ownership in wind farms and other renewable assets may grow at an uneven pace because acquisition opportunities are unpredictable. The level of new portfolio activity will fluctuate based on supply and demand for those assets, our ability to identity existing renewable energy generating assets that meet our criteria, the competitive nature of asset acquirers, and the volume of projects that are available for sale by equity owners. Our ability to acquire such existing renewable energy generating assets, in whole or in part, will directly impact future revenue.

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

the decrease in the costs associated with solar energy; and

the increase in governmental incentive programs to encourage use of renewable energy products.

In light of these factors, we will continue to develop our capabilities in the renewable energy space with the development of distributed generation projects, such as wind/solar hybrid projects, onsite wind turbines for manufacturing companies seeking to reduce their carbon footprint and meet some of their own electricity demand and the development and sale of small scale renewable systems including wind and solar projects. If we are not able to diversify our offerings or if demand for renewable energy becomes less robust, our operating results may be negatively impacted.

Government Policies

Historically, our wind projects have been subject in part to various federal, state or local governmental policies that support or incentivize projects from an economic standpoint. Such policies include legislation that aims to reduce energy usage and dependence and promote the use of renewable energy. Incentives provided by the federal government may include tax credits (such as PTCs), tax deductions, accelerated depreciation, and federal grants and loan guarantees.  Incentives provided by state governments include renewable portfolio standards (RPS) which specify what portion of total energy utilized by local utilities that must be derived from sources of clean energy including wind and solar. A number of federal government incentives focused on reducing costs of wind energy production have expired. Specifically, the PTC was extended in January 2013 and applied to all wind projects that began construction in 2013, and then it was extended again in late December 2014 and applied to all wind projects that began construction in 2014, even if estimated completion was one to two years out. The PTCs have now expired for wind projects commencing construction in 2015.

Overall, governmental failure to renew these or similar incentives in the future and the absence of a long-term stable energy policy that focuses on the sustainability of the renewable energy industry could have a material adverse impact on our business, results of operation, financial performance and future development of our wind energy projects.

Telecommunications Industry

In 2013, we entered into the telecommunications industry through Juhl Tower Services. To date, we have incurred significant costs for start-up and organizational purposes, establishing our presence in the market, and managing productivity, and we made a significant investment and incurred operating losses in 2013 and 2014 together with negative cash flow. We have not met profitability and revenue growth expectations despite changing our business approaches including in the last half of 2014 focusing on daily rate and short cycle projects. Therefore, in late 2014 we decided to significantly wind down the operations of Juhl Tower Services, and in February 2015 we have dissolved the tower services entity, and Juhl Tower Services is treated as a discontinued operation. See Notes 2 and 24 to the consolidated financial statements.

Debt and Equity Financing Markets

Although demand for wind power and other renewables is likely to continue to trend upward for reasons described above, arranging project financing, particularly construction financing, has become increasingly difficult.  The timing of our construction and turbine supply revenues associated with the development of wind farms is heavily impacted by our ability to complete debt and equity financing arrangements. Such financing may not be available in the future and would negatively affect our operations.

At the initial stage of a project's development, we use a combination of our own balance sheet capital in combination with other financing made possible by equipment vendors and services companies to cover development expenses and equipment costs. Once a project moves to the construction phase, we use a combination of equity capital and construction loans to finance the construction of the project and also use our balance sheet capital and the resources of subcontractors for funding balance of plant and start-up costs. Proceeds from construction loans are typically used to fund construction and installation costs as well as to pay equipment costs such as wind turbines. Finally, once a project is complete and commercial operations begin, we permanently finance the project through a combination of term loans, tax equity financing transactions or other fixed-rate mezzanine capital, the proceeds of which are used to retire the construction loans and pay other service providers.

Many of these development projects do not come to fruition due to lack of funding. Thus, we continue to seek capital to allow us to pre-fund development costs through our subsidiaries, such as Juhl Renewable Assets. We believe that the use of Juhl Renewable Assets will provide us the ability in the future to provide supplemental funding to our wind farm development projects (through a renewable asset preferred equity vehicle).  This will allow us to bring projects through the early development and construction stages more quickly by pre-funding development costs to secure the successful completion of projects and alleviate the uncertainty related to securing lender and third party financing commitments. We believe this will lead to sustainable revenue growth from development fees.

Results of Operations – Year ended December 31, 2014 Compared to Year ended December 31, 2013

Our general activity during the year ended 2014 was primarily focused on the following activities (as broken down by our segments):

Renewable Energy Development

Renewable Energy Development consists of wind farm development services efforts provided by Juhl Energy Development, together with construction revenue on certain projects that Juhl Energy Development may act as general contractor. In addition, Juhl Renewable Energy Systems has become more active in the installation of small scale solar systems together with the sale of related solar products sold through its PVPower website.

In 2014, Juhl Energy Development completed the Honda development and related construction which carried over from 2013. In addition, Juhl Energy Development provided development services and assistance to a wind farm developer on a 20 MW wind farm in South Dakota for a fee of $1.5 million in the fourth quarter 2014.

As a result of investments made in the acquisition of PVPower in February 2014 along with establishing sales capabilities in the area of small commercial and residential solar installations, we are generating revenue streams from online solar product sales and have been building a pipeline of projects for residential and small commercial installations. During 2014, the solar-related revenues exceeded $800,000. Juhl Renewable Energy Systems has approximately 285 KW of projects of accepted sales proposals with a completed project value of approximately $1.1 million, including the Solar Chicago program and other projects in Minnesota.

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

Energy & Field Services

During the year ended 2014, we continued efforts in growing revenues in our engineering consulting area where we focus our engineering services to the power industry and commercial central plant facilities. In particular, we entered into a services contract in June 2014 for a guaranteed maximum price of approximately $3.4 million with a customer to provide engineering services associated with the construction of a 350 MW natural gas combustion facility in Texas. The engineering consulting services are largely focused on projects involving the utility industry and central plants.

Tower maintenance services related to our subsidiary, Juhl Tower Services, is no longer included in continuing operations for the Energy and Field Services segment and has been separately reported as a discontinued operation for both 2014 and 2013 comparisons.

Revenue

Total revenue increased by approximately $745,000, or 5.6%, from approximately $13,399,000 for the year ended December 31, 2013, to approximately $14,144,000, for the year ended December 31, 2014.

A comparison of our revenue for the years ended December 31, 2014 and 2013 is as follows:

	For the Year Ended
	December 31,
	2014	2013
Revenue:
Renewable energy development	$2,976,005	$3,855,229
Renewable power plant ownership	3,396,268	2,913,348
Energy & field services	8,254,091	7,070,491
Eliminations	(481,982)	(439,805)
Total Revenue	$14,144,382	$13,399,263

Renewable Energy Development:

Revenue in the Renewable Energy Development segment decreased by approximately $879,000 for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily a result of approximately $3,283,000 in higher construction and development fee revenue recognized in 2013 related to the completion of the wind facility for Honda in Russells Point, OH, offset by approximately $887,000 of additional revenue from online solar product sales and small renewable energy projects and approximately $1,500,000 development fee earned in 2014 from services related to the completion of a 20 MW wind farm project in South Dakota.

Our revenues from development and construction are normally dependent upon a number of factors including project financing arrangements, our ability to reach contractual agreements for turbine supply and construction services, permitting and variable interest entity rules.

We expect to enter into additional development services agreements as a result of finding early to mid-stage projects that need our development services expertise. For solar installation services, we have a contract backlog of approximately $1.1 million and revenue growth is expected in this area as customer demand has increased due to federal and state government subsidies combined with lower product costs related to solar modules and related equipment.

Renewable Power Plant Ownership:

Revenue for electricity sales for the year ended December 31, 2014 increased by approximately $483,000 over 2013. The increases was primarily related to the acquisition of the Iowa wind farms in August 2014 combined with higher wind speeds in 2014 as compared to a year ago. Revenues will fluctuate as a result of wind speeds in the geographical areas of these wind farms and therefore revenues will vary accordingly. In addition, electricity sales revenue is adjusted based on the use of an accounting revenue recognition policy that reduces the current billing amounts to the average rate over the term of the power purchase contract. Electricity revenue relates to the five wind farms in which the Company maintains controlling ownership or is considered the primary beneficiary under variable interest entity accounting rules, including our newly acquired Iowa Wind Farms. We are currently considering acquisition of additional wind farm facilities for 2015.

Energy and Field Services:

Revenue in the Energy & Field Services segment increased by approximately $1,184,000, or 16.7%, from approximately $7,070,000 for the year ended December 31, 2013, to approximately $8,254,000 for the year ended December 31, 2014. The increase was almost entirely related to revenue growth in our engineering consulting services division and its success in contracting revenue from new customers in the utility industry.

We expect that our revenues for 2015 will increase as a result of the acquisition from the Iowa Wind Farms acquired in August along with solar project installations. Our completed wind farm developments typically result in new revenue streams for management services.  In addition, we expect to make bid proposals on existing wind farms for maintenance services and to the extent we are successful in our bids, our revenues will grow accordingly. We have opportunities for additional revenue increases in the renewable energy development segment with regard to wind farm development for 2015, but at this time it is not possible to be assured of the timing of such revenue, if any.

Cost of Revenues

Cost of revenues increased by approximately $839,000, or 8.5% from approximately $9,879,000 for the year ended December 31, 2013 to approximately $10,719,000 for the year ended December 31, 2014. The 2013 amounts have been adjusted to exclude the portion of cost of revenues related to our discontinued tower services division.

The comparison of December 31, 2014 to December 31, 2013 is affected by the following primary factors:

●

cost of revenues in 2014 includes an increase of approximately $812,000 as we invested in additional engineering personnel and subcontracted capabilities as compared to 2013 to support our higher revenue stream;

●	cost of revenues in 2014 includes an impairment charge of $1,830,000 related to the Winona Wind turbine assets as a result of a discounted cash flow analysis;

●	cost of revenues in 2014 include approximately $526,000 for costs related to solar products sold primarily through online sales; and

●	cost of revenues in 2013 included approximately $2,008,000 more construction costs than 2014 relating to the wind farm project at Honda in Ohio.

Gross margins for the year ended December 31, 2014 were approximately $94,000 lower than a year ago. The decreased margins were primarily attributable to a number of factors: approximately $712,000 lower gross margins recognized from construction of the Honda wind farm project; the $1,830,000 impairment charge noted above, with offsets by approximately $1,425,000 in additional development fee revenue in 2014, approximately $360,000 in increased solar installation and product margins, approximately $278,000 in increased from engineering services and approximately $300,000 from increased electricity sales from the higher wind speeds and Iowa wind farm acquisition.

Operating Expenses

General and Administrative Expenses. General and administrative expenses increased by approximately $247,000, or 10.0%, from approximately $2,463,000 for the year ended December 31, 2013 to approximately $2,710,000 for the year ended December 31, 2014.

The increase in general and administrative expenses includes increased professional fees of approximately $301,000 primarily related to legal defense costs not covered by insurance. Other increases include approximately $115,000 in consulting fees, increases in computer software costs of approximately $101,000 for the engineering consulting services, and advertising costs of approximately $116,000, offset by a reduction of approximately $227,000 in amortization charges stemming from intangible assets associated with previous acquisitions, and writeoff of abandoned stock issuance costs of approximately $244,000 recorded in 2013 whereas no such costs are included in 2014.

Payroll and Employee Benefits. Payroll and employee benefits expenses increased by approximately $742,000, or 33.9%, from approximately $2,189,000 for the year ended December 31, 2013 to approximately $2,931,000 for the year ended December 31, 2014.

The increase in payroll and employee benefits is primarily related to:

●	increase of approximately $83,000 of office and sales salaries and expenses related to the the JRES solar business ramp up; and
●	increase in stock-based compensation expense of approximately $571,000.

The payroll expenses related to engineering consulting employees who are directly performing engineering activities are recorded in cost of revenues.  Payroll related to maintenance services employees are also considered as a part of cost of revenues.

Wind Farm Administration Expenses. Wind farm administration expenses represent costs that we incur to perform administrative services with respect to our management services contracts, as well as the general and administrative expenses incurred directly within the wind farm entities, Valley View, Winona Wind, Woodstock Hills and the Iowa Wind Farms that we are consolidating. Wind farm administration expenses increased by approximately $243,000, or 68.0%, from approximately $358,000 for the year ended December 31, 2013 to approximately $601,000 for the year ended December 31, 2014.

The increase in expenses was primarily attributable to approximately $48,000 in subcontract project management expenses that are variable based on the revenue performance from the wind farms, together with approximately $185,000 in legal expenses with respect to legal actions taken against a turbine supplier for turbine performance issues.

Operating Income (Loss)

Our operating loss increased approximately $1,328,000, from an operating loss of approximately $1,489,000 for the year ended December 31, 2013 compared to an operating loss of approximately $2,817,000 for the year ended December 31, 2014.

With regard to the increase of approximately $1,328,000 in our operating loss for the year ended December 31, 2014, approximately $1,830,000 is related to the impairment of the Winona Wind turbine assets, together with approximately $571,000 increase in stock compensation expense, and increased professional fees of approximately $485,000 primarily associated with legal defense costs, offset by the $1,500,000 wind farm development fee.

Other Income (Expense)

Other expense increased approximately $800,000 for the year ended December 31, 2014 compared to December 31, 2013 and the increase is primarily the year-over-year change in fair value of the interest rate swap liability on the Valley View wind farm project, which changed from a gain of approximately $664,000 for the year ended December 31, 2013 to a loss of approximately $75,000 for the year ended December 31, 2014, a change of approximately $739,000.  The fair value of the interest rate swap arrangement was subject to fluctuation due to changes in the LIBO rate market and no further adjustments in 2015 will be required because the swap arrangement was terminated in March 2014. Interest expense increased approximately $61,000 for the year ended December 31, 2014 compared with December 31, 2013 primarily relating to the recently acquired Iowa Wind Farms and the Vision note obligation, offset by lower interest payments on amortizing loans.

Discontinued Operations

Discontinued operations losses of approximately $1,812,000 and $1,403,000 for the years ended December 31, 2014 and 2013, respectively, includes the net operating results of the tower maintenance services subsidiary, Juhl Tower Services. A summary of these operating results is provided in the financial statement footnote 24 included in the report. There may be some ongoing impact of discontinued operations in 2015 as a result of the dissolution and winding up the affairs of Juhl Tower Services. However, we do not expect such results to be material.

Net Income (Loss)

Net loss increased by approximately $2,537,000, or 83.3%, from approximately $3,046,000 for the year ended December 31, 2013 to approximately $5,583,000 for the year ended December 31, 2014.

The increase in the yearly net loss between December 31, 2014 and 2013 is primarily attributable to the reasons noted in the Operating Income (Loss) above for the turbine asset impairment and increases in stock compensation expense and professional fees, together with the variation in the fair valuation adjustments to the interest rate swap of $738,000.

The net loss for the year ended December 31, 2014 is indicative of the inconsistent revenue patterns of our wind farm development services business as revenue recognition is significantly impacted by the timing of the development fee revenue and our focus on establishing recurring profitable revenue streams through either acquisition or start-ups (such as the Iowa Wind Farms and PEC).

Changes in the Financial Condition for the Period ended December 31, 2014

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Accounts receivable of approximately $1,252,000 at December 31, 2014 included approximately $701,000 for engineering consulting, and approximately $383,000 related to receivables from selling electrical power to a credit-rated utility company. The receivables include an allowance for doubtful accounts of approximately $41,000 which we believe are sufficient to cover any potential uncollectible amounts. Accounts receivable of approximately $2,427,000 at December 31, 2013 included approximately $1,373,000 for construction receivables, approximately $804,000 for engineering consulting and field services, and approximately $247,000 related to receivables from selling electrical power to a credit-rated utility company.

Property and Equipment

As of December 31, 2014 and December 31, 2013, we held approximately $24,448,000 and $23,748,000 in net book value of property and equipment, respectively.  The assets include approximately $27,986,000 (at recorded cost) in wind turbine assets of Woodstock Hills, Valley View, Winona County and Iowa Wind Farms. The wind farm assets were booked at fair value at the time of the acquisition for the Woodstock Hills, Valley View and Iowa Wind Farm entities, and at book value for Winona County due to common control. Other assets included in property and equipment includes land, buildings, office equipment, shop equipment and service vehicles. The Winona Wind assets have been impaired by $1,830,000 through an adjustment made in 2014. See Note 2 to the accompanying consolidated financial statements.

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

At December 31, 2014, we carried approximately $3,144,000 in cash on the balance sheet (excluding restricted cash).  Our unrestricted cash balances increased by approximately $1,905,000 during 2014. The increase in cash resources since the beginning of the year is primarily related to a common stock sale netting approximately $1.6 million, net of issuance costs in August 2014, proceeds from the sale of preferred stock of our Juhl Renewable Assets subsidiary, collection of a $1.5 million development fee in late 2014, and a reduction in restricted cash as a result of the release of an escrow reserve account from a previous lender in conjunction with the refinancing of the Valley View loan. In addition, we have managed accounts payable balances commensurate with collection of our receivables, offset by the cash needed to absorb working capital needs for the Juhl Tower Services business and increases in operating expenses such as professional fees, consulting and software expenses. Further explanation of the changes within our cash balances is included in the commentary below regarding operating, investing and financing activities.

The Company currently has negative working capital, a history of recurring losses, a stockholders’ equity deficit, and has not yet established a source of cash funding to retire debt obligations coming due within the next twelve months, particularly the July 2015 balloon payment obligation of approximately $1.6 million with respect to the Amended Note (defined below), originally in favor of Vision Opportunity Master Fund, which has now been assigned and is payable to Airdrie Partners (as described below under Note Obligation). As a result, our auditors have issued a going concern opinion in its audit report included in the consolidated financial statements that are a part of this annual report. The Company is currently working to sustain a stabilized source of revenues and operating income sufficient to cover operating costs over an extended period of time. Critical elements of these steps include continued acquisition of operating wind farms, winding down the tower services division and balancing its development division activities between acquisition of existing assets and new developments such that the Company’s Renewable Energy Development segment generates a more consistent stream of fee revenue and profitability in each calendar year as opposed to the large swings we have experienced historically. Management has taken measures and believes it has established annual profitability in the Energy and Field Services and Power Plant Ownership segments (and believes that no further asset impairment issues will arise).

During years ended 2013 and 2014, the Company incurred losses from operations and experienced negative cash flows from operating activities. This is primarily attributable to the highly cyclical nature of the wind farm development and construction aspects of our business model, which is subject to risks and uncertainties surrounding project timing, financing and legislated energy policy, and the launch of maintenance services to the telecommunications industry in March 2013. These factors, together with the balloon payment requirement with respect to the obligation due under the Amended Note, raise substantial doubt about the Company's ability to continue as a going concern (see Note 5 to the consolidated financial statements). The Company has worked to stabilize its operations by diversifying its business model with recurring revenue and profit streams in order to offset or minimize the fluctuations in our wind farm development and construction operating activities, together with winding down the unprofitable tower services activities.

Public Offering Completed August 2014

In August 2014, the Company received net proceeds of approximately $1.6 million, net of issuance costs in accounts payable through an underwritten registered public offering of 10,750,000 shares of its common stock in order to provide working capital and potential funding with respect to the obligations due under the Note (as defined and described below under Note Obligation). The offering did not achieve a level of cash proceeds that allowed any significant payment on the Note; however, the offering proceeds did provide working capital sufficient for the Company to continue operations over the next six months until such time that we recognized development services fees on the South Dakota wind farm project.

Juhl Renewable Assets preferred stock and other redeemable preferred membership interests

During 2014, our subsidiary, Juhl Renewable Assets, sold approximately $3,152,000 of its Series A Preferred Stock, net of costs of raising the capital, in private sales for the acquisition of specific assets of comparable value, and for other purposes. The preferred stock provides for a 9% annual dividend to its holders, payable quarterly.  The Company has utilized the proceeds raised primarily to provide funding assistance for the acquisition of wind farm assets located in Iowa (see Note 22 to the consolidated financial statements) and to replenish previous advances made by the Company back in 2011 in acquiring its existing ownership interests in wind farms.

In addition, one holder of redeemable preferred membership interests in the Valley View wind farm has exercised its put option (for approximately $518,000) in October 2013 and the Company was obligated to repurchase such interests by June 1, 2014. The Company anticipates the share repurchase obligation of approximately $518,000 will be made by Juhl Renewable Assets during 2015. Since the Company is currently in default in this repurchase of the redeemable membership interests in Valley View, the holder of the preferred membership interests has rights and remedies available to it at law or in equity including, but not limited to, the right to provide written demand to the Manager to sell assets of the limited liability company to which the preferred stock in Valley View was issued. The 12% dividend payments on the redeemable preferred stock of Valley View have been kept current.

Note Obligation

In February 2014, the Company entered into a Securities Purchase Agreement with the primary Series A Preferred stockholder whereby the Company agreed to purchase 10,398,750 shares of Preferred Stock of the Company held by Vision Opportunity Master Fund, Ltd. (“Vision”) (consisting of 4,560,000 shares of Series A Preferred Stock and 5,838,750 shares of Series B Preferred Stock) for a total purchase price of approximately $2,184,000 (the “Purchase Price”).  The Company agreed to pay the purchase price in the following manner: (i) pay a non-refundable $40,000 deposit on date of execution of the Purchase Agreement; (ii) pay a non-refundable payment of $40,000 on or before March 15, 2014; and (iii) issue Seller an amortizing promissory note on April 1, 2014, with a principal sum of approximately $2,104,000 for the remaining balance of the Purchase Price, with an interest rate of 8% and a maturity date of May 1, 2015 (the “Note”).  The Purchase Price was satisfied and the conditions were met, and the transaction closed on April 1, 2014.  The outstanding balance on the Note, as amended, at December 31, 2014 is approximately $1,800,000, including accrued interest, and requires monthly payments of $40,000 until the maturity date.  The Company has been making each of the $40,000 monthly payments.  The Company intended to use 50% of the proceeds from its underwritten public offering of its common stock to accelerate principal payments on the Note.  The Company paid Vision a one-time payment of $100,000 in August 2014 instead of the 50% of the offering proceeds from the common stock underwritten public offering.

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

On October 31, 2014, Vision sold all of its outstanding Juhl Energy securities to Airdrie Partners, LP (“ Partners”) including assigning the Note, as amended by Amendment No. 1, to Airdrie Partners. On that date, we entered into a second amendment agreement to the Note with Airdrie Partners I, LP (“Airdrie Partners”) changing the name of the holder from Vision to Airdrie Partners and addressing other administrative matters (the “Amendment No. 2”). All other terms of the Note and Amendment No. 1 to the Note remain the same. For purposes hereof, the Note, Amendment No. 1 to the Note and Amendment No. 2 to the Note are referred to as the “Amended Note”.

In the event that the Company cannot repay the Amended Note or negotiate a change in the current terms of the Amended Note, we will need to find additional sources of capital to fund the balloon payment of the Amended Note which is expected to be approximately $1.6 million including interest and assuming that the Company makes all monthly $40,000 payments until the due date (July 31, 2015) of the balloon payment. There are no assurances that additional sources of capital will be available to refinance the Amended Note when due.

Turbine Supply Note and Legal Proceedings

Our balance sheet at December 31, 2014 includes a promissory note payable of approximately $3,223,000 to a turbine supplier for amounts due for turbines on the Winona County wind project.  The note was initially payable in April 2012 assuming that the project was able to raise permanent project debt financing. It has proven difficult for the underlying project to obtain outside debt or equity financing as a result of the nature of turbines being a new introduction to the U.S. market together with turbine performance issues. Until such time that debt or other sources of outside financing is achieved, the note is payable through free cash flows available from the Winona County wind project, and as such, approximately $3,061,000 has been classified as long-term based on our assessment of future cash flows that are expected beyond one year. The Company has a secured interest in the Winona County wind project.

The turbine supplier has filed a suit against the Winona County wind project and the Company (and other defendants) for non-payment of the note, among other claims, which the defendants, including the Company, dispute such allegations (as described more fully under “Legal Proceedings”). We do not expect that our liquidity will be affected other than the ongoing defense costs related to the suit and costs to arbitrate our counterclaims for breach of contract.

Working Capital Financing

We have established a $600,000 bank line of credit for the engineering services business to assist in the funding of business activities using accounts receivable as a borrowing base; however, the bank lines are subject to the amount of open receivables and eligibility requirements, and must be renewed annually. In addition, we have a $500,000 bank line of credit for the tower services business that matures in April 2015 that will require us to either pay off with assets of the discontinued tower services division, or funds made available from the parent company, acting as guarantor of the loan balance of approximately $96,000 at March 27, 2015. We have not yet determined if we will be able to seek any further extension from the lender pending future decisions about timing and extent of our ability to settle outstanding receivables, possible asset sales and continuance of the parent guarantee. We have been in noncompliance with certain covenants with respect to the tower services loan.

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

We will continue our internal efforts to assist project owners in arranging financing terms for each wind farm and solar project under development, and also to acquire energy assets.  The ability to assist project owners with obtaining debt and equity financing, or obtaining financing for asset purchases, is a material factor in producing our future development fee and electricity sales revenue streams and cash flow. Further, as discussed throughout this report, our goal is to be able to use our capitalization resulting from our subsidiaries such as Juhl Renewable Assets, a preferred renewable asset equity vehicle, to pre-fund development costs to help alleviate the dependence on third parties to loan money to project owners and to help secure development fees from such projects to stabilize revenue streams and cash flow.

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

Upon completion of the Vision Purchase Agreement on April 1, 2014 and the completion of the conversion of shares of Series A Preferred Stock with the remaining holder of Series A Preferred Stock, Juhl Energy’s capital structure has now been simplified by eliminating all of the Series A Preferred Stock and removing the current quarterly dividend payment that has accompanied the preferred equity held by Vision and Daybreak.

Net Cash – Operating Activities

Net cash provided by operating activities increased by approximately $1,194,000, from the net cash used in operating activities of approximately $869,000 for the year ended December 31, 2013 to net cash provided by operating activities of approximately $325,000 for the year ended December 31, 2014.

The increase in net cash provided by operating activities of approximately $1,194,000 is primarily due to: 1) a development fee of approximately $1,500,000 from a wind farm project that has provided a significant improvement to our balance sheet; 2) a reduction in the net cash used in operating the Juhl Tower Services subsidiary of approximately $688,000, which is reflected as a discontinued operation in the cash flow statement. We will continue to manage operating expenses for cash flow control as we seek to diversify our revenue base.

Net Cash – Investing Activities

Net cash used in investing activities increased by approximately $1,465,000, from the net cash used in investing activities of approximately $554,000 for the year ended December 31, 2013 to net cash used in investing activities of approximately $2,019,000 for the year ended December 31, 2014. The change is primarily attributable to approximately $1,855,000 paid for the acquisition of the Iowa Wind Farms in 2014, offset by approximately $736,000 of cash payments made in the prior year for the PEC acquisition. In addition, the prior year included approximately $548,000 of cash proceeds from the maturity of a certificate of deposit. Property and equipment additions were approximately $89,000 and $203,000 during the years ended December 31, 2014 and 2013, respectively, excluding any acquisitions related to discontinued tower operations.

Net Cash – Financing Activities

Net cash flow provided by financing activities increased by approximately $2,902,000, from the net cash flow provided by financing activities of approximately $673,000 for the year ended December 31, 2013 to net cash provided by financing activities of approximately $3,575,000 for the year ended December 31, 2014.

The increase in cash provided by financing activities is primarily attributable to approximately $1,800,000 in net proceeds from the August 2014 common stock offering, before payment of approximately $165,000 of offering costs included in accounts payable, an increase of approximately $1,752,000 in net proceeds from the sale of preferred stock of our subsidiary Juhl Renewable Assets, a reduction in restricted cash of approximately $483,000 and release of approximately $268,000 from lender escrow reserves in excess of current year escrow contributions, offset by approximately $196,000 in loan financing costs, approximately $80,000 in payments to repurchase preferred stock of Vision, and increased dividend payments of approximately $210,000 as a result in the growth of Juhl Renewable Assets preferred stock.

Reconciliation of Non-GAAP Financial Measure

Adjusted EBITDA is a non-GAAP financial measure and as used herein represents net income before interest expense, depreciation and amortization, and other charges including unrealized gain/loss on an interest rate swap arrangement, revenue levelization accounting on power purchase contracts, stock compensation expense, stock issuance cost writedown, asset impairment charges, and discontinued operations. We present Adjusted EBITDA because we believe it is an important supplemental measure of our performance that is frequently used by others in evaluating companies in our industry. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. Adjusted EBITDA has significant limitations, including that it does not reflect our cash requirements for capital expenditures, contractual commitments, working capital or debt service. In addition, other companies may calculate Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to Adjusted EBITDA for the periods indicated:

	Year Ended
	December 31,
	2014	2013
Net income	(5,582,763)	(3,046,346)
Interest expense	881,717	820,652
Depreciation and amortization	1,470,839	1,567,776
Loss (gain) on fair value of interest rate swap	74,673	(663,509)
Impairment of wind farm or other assets	1,830,000	172,200
Writedown of issuance costs	-	244,399
Revenue levelization/Unfavorable PPA contract accounting	186,479	177,053
Stock compensation expense	613,293	42,335
Discontinued operations	1,812,199	1,402,936

Adjusted EBITDA	$1,286,437	$717,496

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

The Company agreed to guarantee certain payments to investors in the Valley View wind farm project as set forth below:

●

The timely payment of any and all guaranteed payments required to be paid to preferred membership investors (who contributed approximately $2.5 million) as they may become due under the respective LLC operating agreements, and the timely payment of any and all amounts payable upon exercise of a put right by such preferred members. The put right is outside the control of the Company and may occur either in two years or in certain cases, ten years. The Company does have up to six months from the date that to make such put right payment, and should the Company fail to make the put right payment within such six month period, the principal amount owed by the Company is subject to a penalty of an additional 10%. In October 2013, one of the parties representing $518,000 of the preferred membership investors, exercised their put right and the Company expects that it will redeem such interests during 2015.

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

The development services fee revenue is recognized as follows:

• Proceeds received upon the signing of a Development Services Agreement are amortized over the expected period of the development process, which is generally three years. The amortization period is re-assessed by management as new timelines are established for the project in-service date, and the amortization period is adjusted.

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

Wind Farm Construction

The Company recognizes revenue on wind farm construction contracts on the percentage of completion method with costs and estimated profits included in contract revenue as work is performed. Contracts generally provide that customers accept completion of progress to date and compensate the Company for services rendered measured in terms of units installed, hours expended or some other measure of progress. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred as part of the balance of plant contract (which excludes the wind turbines) and accrued to date for each contract to the estimated total cost for each contract at completion. The Company generally considers contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material (excluding wind turbines) or solar installation services agreement, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income, with the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts or solar installation services agreement will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

The asset “Costs and estimated profits in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed which management estimates will be billed and collected within the next twelve months. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. Costs and estimated earnings in excess of billings on uncompleted contracts are amounts considered recoverable from customers based on different measures of performance, including achievement of specific milestones, or at the completion of the contract.

Solar System Installation Services

The Company installs solar photovoltaic energy systems for residential and commercial/industrial customers in the continental U.S. Services are generally performed under installation services agreements and generally are fixed price contracts. Revenue from these services are recorded using the completed contract method of accounting in accordance with Accounting Standards Codification, or ASC, 605, Revenue Recognition because the duration of the installation work is short in nature (typically four weeks or less). Under the completed contract method, revenues and costs related to the projects are recognized only upon completion of the services at a project site. Accordingly, during the period of performance, costs are accumulated on the balance sheet under work-in-progress, but no revenue or income is recorded before completion of the work.  Direct costs typically include direct materials, labor and subcontractor costs, and other direct costs related to contract performance, such as permits, supplies, freight, and engineering assessments. Provisions for estimated losses on uncompleted contracts are recognized when it has been determined that a loss is probable.

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

Pipestone, Minnesota

We have audited the accompanying consolidated balance sheets of Juhl Energy, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. Juhl Energy, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juhl Energy, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company currently has negative working capital, negative stockholders’ equity, a history of recurring losses and recurring negative cash flow from operating activities, and has not yet established a source of cash funding to retire obligations coming due within the next twelve months. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Boulay PLLP

Certified Public Accountants

Minneapolis, Minnesota

April 2, 2015

JUHL ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	DECEMBER 31, 2014	DECEMBER 31, 2013

ASSETS

CURRENT ASSETS
Cash	$3,143,899	$1,238,925
Restricted cash	82,032	488,715
Short-term investments - restricted	80,084	90,005
Accounts receivable, net of allowance for doubtful accounts	1,252,054	2,427,273
Work-in-progress	485,050	518,762
Inventory	114,418	92,663
Costs and estimated profits in excess of billings	-	849,241
Other current assets	183,144	228,937
Assets of Discontinued Operations - Current	98,103	664,148
Total current assets	5,438,784	6,598,669

PROPERTY AND EQUIPMENT, Net	24,447,768	23,748,042

OTHER ASSETS
Escrow cash reserves for contractual commitments	1,340,209	1,288,231
Loan costs, net	257,050	6,843
Intangible assets, net	256,066	258,666
Goodwill	214,090	214,090
Assets of discontinued operations - Noncurrent	51,144	85,437
Project development costs and other	153,088	87,740
Total other assets	2,271,647	1,941,007

TOTAL ASSETS	$32,158,199	$32,287,718

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,713,823	$2,415,406
Accrued liabilities	1,168,880	1,248,916
Billings in excess of costs	128,352	-
Deferred revenue - license arrangement and other	317,408	317,408
Current portion of notes payable	1,994,067	524,649
Derivative liabilities- interest rate swap	-	194,196
Share repurchase obligation	518,450	-
Liabilities of discontinued operations	264,007	526,610
Current portion of nonrecourse debt	1,140,207	834,555
Total current liabilities	7,245,194	6,061,740

LONG-TERM LIABILITIES
Nonrecourse debt, net of current portion	11,130,764	9,032,734
Notes payable, net of current portion	3,246,419	3,123,617
Derivative liabilities- interest rate swap	-	265,804
Other long-term liabilities	625,942	553,464
Deferred revenue - license arrangement and 1603 Grant, net of current portion	1,921,438	1,967,839
Deferred revenue - power purchase contract	4,245,402	4,058,924
Deferred income taxes	42,000	42,000
Total long-term liabilities	21,211,965	19,044,382

REDEEMABLE PREFERRED MEMBERSHIP INTERESTS	2,000,000	2,518,450

REDEEMABLE CUMULATIVE PREFERRED STOCK OF SUBSIDIARY	4,897,700	1,580,000

STOCKHOLDERS' EQUITY (DEFICIT)
Controlling interest in equity:
Preferred Stock, 20,000,000 shares authorized
Series A convertible preferred stock - $.0001 par value, -0- and 4,820,000 issued and outstanding as of December 31, 2014 and 2013, respectively (liquidation preference of $-0- and $5,836,000 at December 31, 2014 and 2013, respectively)	-	2,569,683
Series B convertible preferred stock - $.0001 par value, 128,042 and 5,966,792 issued and outstanding as of December 31, 2014 and 2013, respectively	240,391	11,392,403
Common Stock - $.0001 par value; 100,000,000 shares authorized, 36,614,430 and 24,449,626 issued and 36,424,826 and 24,260,022 outstanding December 31, 2014 and 2013, respectively	3,661	2,445
Additional paid-in capital	22,970,796	9,348,324
Treasury stock, 189,604 shares held by the Company at December 31, 2014 and 2013	(218,965)	(218,965)
Accumulated deficit	(27,247,365)	(21,421,071)
Total equity (deficit) attributable to Juhl Energy, Inc.	(4,251,482)	1,672,819
Noncontrolling interest in equity	1,054,822	1,410,327
Total stockholders' equity (deficit)	(3,196,660)	3,083,146

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$32,158,199	$32,287,718

The following table presents information on assets and liabilities related to a VIE that is consolidated by the Company at December 31, 2014 and December 31, 2013. The difference between total VIE assets and liabilities represents the Company's interests in those entities, which were eliminated in consolidation.

	DECEMBER 31,	DECEMBER 31,
	2014	2013

Cash	$643,422	$119,734
Restricted cash	-	374,443
Accounts receivable and other current assets	190,062	221,955
Property and equipment, net	14,360,599	15,003,771
All other assets	674,210	800,000
Total assets	$15,868,293	$16,519,903

Accounts payable and accrued expenses	$487,841	$403,533
Derivative liabilities	-	460,000
Deferred revenue- power purchase contract	45,602	30,597
Nonrecourse debt	9,465,703	9,177,788
Total liabilities	$9,999,146	$10,071,918

The assets of the consolidated VIEs are used to settle the liabilities of those entities. Liabilities are nonrecourse to the general credit of the Company.

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014		2013

REVENUE	$14,144,382	100.0%	$13,399,263	100.0%

COST OF REVENUES, including impairment of wind farm assets of $1,830,000 in 2014	10,718,834	75.8	9,879,474	73.7

GROSS PROFIT	3,425,548	24.2	3,519,789	26.3

OPERATING EXPENSES
General and administrative expenses	2,710,084	19.2	2,462,729	18.4
Payroll and employee benefits	2,930,884	20.7	2,188,626	16.3
Wind farm administration expenses	601,114	4.3	357,762	2.7
Total operating expenses	6,242,082	44.2	5,009,117	37.4

OPERATING INCOME (LOSS)	(2,816,534)	(20.0)	(1,489,328)	(11.1)

OTHER INCOME (EXPENSE)
Interest and dividend income	2,360	-	3,061	-
Interest expense	(881,717)	(6.2)	(820,652)	(6.1)
Gain (Loss) on fair value of interest rate swap	(74,673)	(0.5)	663,509	5.0
Total other income (expense), net	(954,030)	(6.7)	(154,082)	(1.1)

INCOME (LOSS) BEFORE INCOME TAXES	(3,770,564)	(26.7)	(1,643,410)	(12.2)

INCOME TAX BENEFIT (EXPENSE)	-	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,770,564)	(26.7)	(1,643,410)	(12.2)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,812,199)	(12.8)	(1,402,936)	(10.5)

NET INCOME (LOSS)	(5,582,763)	(39.5)	(3,046,346)	(22.7)

LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(322,964)	(2.3)	222,618	1.7

NET INCOME (LOSS) ATTRIBUTABLE TO JUHL ENERGY, INC.	$(5,259,799)	(37.2)%	$(3,268,964)	(24.4)%

PREFERRED DIVIDENDS	566,495		713,532

NET INCOME (LOSS) ATTRIBUTABLE TO JUHL ENERGY COMMON STOCKHOLDERS	$(5,826,294)		$(3,982,496)

AMOUNT ATTRIBUTABLE TO JUHL ENERGY
Net income (loss) from continuing operations	$(4,014,095)		$(2,579,560)
Net income (loss) from discontinued operations, net of taxes	(1,812,199)		(1,402,936)
NET INCOME (LOSS) ATTRIBUTABLE TO JUHL ENERGY	$(5,826,294)		$(3,982,496)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	$29,436,419		$23,513,996

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
FROM CONTINUING OPERATIONS	$(0.14)		$(0.11)
FROM DISCONTINUED OPERATIONS	(0.06)		(0.06)
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$(0.20)		$(0.17)

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

			Convertible		Convertible					Total
			Preferred		Preferred					Stockholders'		Total
	Common		Stock		Stock		Additional			Equity-		Stockholders'
	Stock		Series A		Series B		Paid-In	Treasury	Accumulated	(deficit)	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Juhl Energy	Interest	(deficit)

BALANCE -December 31, 2012	23,155,146	$2,316	4,820,000	$2,527,731	5,966,792	$11,392,403	$9,341,235	$(218,965)	$(17,778,255)	$5,266,465	$1,189,459	$6,455,924

Net income (loss)	-	-	-	-	-	-	-	-	(3,268,965)	(3,268,965)	222,618	(3,046,347)

Stock-based compensation	-	-	-	-	-	-	42,335	-	-	42,335	-	42,335

Series A preferred stock dividend paid in common stock	769,642	77	-	(297,729)	-	-	297,652	-	-	-	-	-

Series A preferred stock dividend paid in cash	-	-	-		-	-	(88,565)	-	-	(88,565)	-	(88,565)

Series A Preferred dividends	-	-	-	339,681	-	-	(339,681)	-	-	-	-	-

Issuance of common stock	524,838	52	-	-	-	-	95,348	-	-	95,400	-	95,400

Dividends on subsidiary preferred stock paid in cash	-	-	-	-	-	-	-	-	(71,637)	(71,637)	-	(71,637)

Dividends paid on preferred membership interests in wind farms and other distributions	-	-	-	-	-	-	-	-	(302,214)	(302,214)	(1,750)	(303,964)

BALANCE -December 31, 2013	24,449,626	$2,445	4,820,000	$2,569,683	5,966,792	$11,392,403	$9,348,324	$(218,965)	$(21,421,071)	$1,672,819	$1,410,327	$3,083,146

Net income (loss)	-	-	-	-	-	-	-	-	(5,259,799)	(5,259,799)	(322,964)	(5,582,763)

Restricted stock issuance	250,000	25	-	-	-	-	31,142			31,167		31,167

Stock-based compensation	-	-	-	-	-	-	582,126	-	-	582,126	-	582,126

Series A preferred stock dividend paid in common stock	33,265	3	-	(5,316)	-	-	5,313	-	-	-	-	-

Series A preferred stock dividend paid with promissory note	-	-	-	(46,613)	-	-		-	-	(46,613)	-	(46,613)

Issuance of common stock upon conversion of Series A preferred stock	260,000	26	(260,000)	(131,035)	-	-	131,009	-	-	-	-	-

Repurchase and retirement of common stock	(60,000)	(6)					(14,994)			(15,000)		(15,000)

Issuance of common stock for acquisition of PVPower	431,539	43	-	-	-	-	64,688	-	-	64,731	-	64,731

Repurchase of preferred stock through issuance of promissory note	-	-	(4,560,000)	(2,386,719)	(5,838,750)	(11,152,012)	11,354,993	-	-	(2,183,738)	-	(2,183,738)

Issuance of common stock in public offering (net of $514,910 offering expenses)	10,750,000	1,075	-	-	-	-	1,532,615	-	-	1,533,690	-	1,533,690

Warrants issued in connection with common stock in public offering	-	-	-	-	-	-	101,400	-	-	101,400	-	101,400

Issuance of common stock in connection with contingent consideration	500,000	50	-	-	-	-	(50)	-	-	-	-	-

Dividends on subsidiary preferred stock paid in cash	-	-	-	-	-	-	-	-	(264,281)	(264,281)	-	(264,281)

Dividends paid on preferred membership interests in wind farms and other distributions	-	-	-	-	-	-	-	-	(302,214)	(302,214)	(32,541)	(334,755)

Accretion of redeemable cumulative preferred stock of subsidiary to redemption value	-	-	-	-	-	-	(165,770)	-	-	(165,770)	-	(165,770)

BALANCE -December 31, 2014	36,614,430	$3,661	-	$-	128,042	$240,391	$22,970,796	$(218,965)	$(27,247,365)	$(4,251,482)	$1,054,822	$(3,196,660)

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,582,763)	$(3,046,347)
Net loss from discontinued operations	1,812,199	1,402,936
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,470,839	1,567,776
Writedown of issuance costs	-	244,399
Impairment of assets	1,830,000	172,200
Stock-based compensation	613,293	42,335
Change in allowance for doubtful accounts	5,000	(4,320)
(Gain) loss on fair value of interest rate swap	74,673	(429,413)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,361,428	(1,117,636)
Work-in-progress	33,712	8,538
Inventory	(21,755)	16,658
Costs and estimated earnings in excess of billings	849,241	(849,241)
Other current assets	49,530	388,445
Accounts payable	(866,338)	1,911,506
Promissory notes payable	154,499	154,499
Accrued expenses	(29,322)	15,290
Billings in excess of costs	128,352	-
Derivative instruments - interest rate swap	(632,000)	(234,096)
Deferred revenue	196,615	131,303
Other long-term liabilities	72,478	553,464
Other	(10,348)	75,000
Cash from (used in) operating activities - continuing operations	1,509,333	1,003,296
Cash from (used in) operating activities - discontinued operations	(1,184,117)	(1,872,188)
Net cash provided by (used in) operating activities	325,216	(868,892)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from short-term investments	10,000	547,836
Payable to former owners of acquired company	-	(735,872)
Cash paid for business acquisition, net of cash acquired	(1,855,207)	-
Payments for project development costs, net of reimbursements	(65,348)	(24,574)
Payments for property and equipment	(89,404)	(203,109)
Cash from (used in) investing activities - continuing operations	(1,999,959)	(415,719)
Cash from (used in) investing activities - discontinued operations	(18,920)	(138,293)
Net cash provided by (used in) investing activities	(2,018,879)	(554,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	406,683	(76,050)
Escrow deposits related to long-term debt, net	123,022	(145,226)
Net proceeds from sale of common stock	1,799,845	20,000
Repurchase of common stock	(15,000)	-
Repurchase of Series A and B preferred stock	(80,000)	-
Cash dividends and distributions paid	(599,036)	(388,612)
Net proceeds from sale of preferred stock of subsidiary	3,151,930	1,400,000
Proceeds from notes payable	572,212	330,000
Principal payments on notes payable	(1,334,547)	(853,529)
Payments of loan costs	(195,930)	-
Cash from (used in) financing activities - continuing operations	3,829,179	286,583
Cash from (used in) financing activities - discontinued operations	(254,380)	385,963
Net cash provided by (used in) financing activities	3,574,799	672,546

NET INCREASE (DECREASE) IN CASH	1,881,136	(750,358)

CASH BEGINNING OF THE PERIOD	1,280,681	2,031,039

CASH END OF THE PERIOD	3,161,817	1,280,681

LESS CASH OF DISCONTINUED OPERATIONS	17,918	41,756

CASH END OF THE PERIOD- CONTINUING OPERATIONS	$3,143,899	$1,238,925

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$614,668	$687,360

NONCASH INVESTING AND FINANCING ACTIVITIES
Series A dividend payment in common stock	$5,316	$297,652
Issuance of common stock upon conversion of Series A preferred stock	$131,035	$-
Issuance of promissory note for Series A preferred stock dividend	$46,613	$-
Issuance of promissory note for Series A and B preferred stock	$2,103,738	$-
Issuance of common stock for PVPower acquisition	$64,731	$-
Issuance of common stock through reduction in accounts payable	$-	$75,400
Accrued dividend on redeemable preferred membership interests	$-	$75,554
Series A preferred stock dividend in accrued expenses	$-	$51,929
Costs of raising capital included in accounts payable	$164,755	$-
Redeemable preferred membership interests in share repurchase obligation	$518,450	$-
Warrants issued to underwriter	$101,400	$-
Accretion of subsidiary preferred stock	$165,770	$-
Business acquisition financed with notes payable	$2,416,604	$-
Debt refinanced with new lender	$9,177,788	$-
Loan proceeds used to pay loan fees	$83,396	$-

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

1.	ORGANIZATION

Juhl Energy, Inc. (“Juhl Energy” or the “Company”) conducts business under the following subsidiaries, Juhl Energy Services, Inc. (“JES”), Juhl Energy Development, Inc. (“JEDI”), Juhl Renewable Assets, Inc. (“JRA”), Next Generation Power Systems, Inc. (“NextGen”), Juhl Renewable Energy Systems, Inc. (“JRES”), Power Engineers Collaborative, LLC (“PEC”), Juhl Tower Services, Inc. (“JTS”) (which was a wholly-owned subsidiary of JES through 2014 and since dissolved) and ownership and operational duties over the following operating wind farms: Woodstock Hills LLC (“Woodstock Hills”), Winona County Wind, LLC (“Winona”), Valley View Transmission, LLC (“Valley View”) and 5045 Wind Partners LLC (“Iowa wind farms”). The JTS entity has been dissolved in 2015 and is considered a discontinued operation for all years presented. See Note 24.

Juhl Energy is an established leader in the renewable energy industry with a focus on community-based wind power development and ownership of clean energy assets throughout the United States and Canada. In addition, the Company provides asset management and maintenance services to renewable energy entities and engineering and project management services to the utility industry.

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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation, the Company consolidates any variable interest entity, or VIE, of which it is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance, and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company has determined that it is the primary beneficiary of a VIE—refer to Note 21, Variable Interest Entities. The Company evaluates its relationships with the VIE on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Non-controlling interests in the equity of the Company’s subsidiaries are shown separately in the equity section of the consolidated balance sheets.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

RESTRICTED SHORT TERM INVESTMENTS

Restricted short-term investments include certificates of deposit maintained at various financial institutions and totaled approximately $80,000 and $90,000 at December 31, 2014 and 2013, respectively. These restricted investments include accrued interest receivable. The certificates are intended to be held for investment purposes through their maturity dates that occur at various times throughout the next twelve months.  These investments are classified as restricted as they are being held as collateral against a note payable to a bank.

ACCOUNTS RECEIVABLE

Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Trade accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts receivable also includes unbilled amounts for maintenance and development services activities performed in the period for which an invoice to the respective customers are issued subsequent to the reporting date. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts. Based on historical experience, and its evaluation of the current status of receivables, the Company has recorded an allowance of approximately $41,000 and $36,000 at December 31, 2014 and 2013, respectively.

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

INVENTORY

Inventory consists primarily of parts and materials relating to the production of small scale wind turbines and large scale turbines purchased for, but not yet allocated to, various construction projects, are stated at the lower of cost (determined by the first-in, first-out method) or market value. Inventory as of December 31, 2013 is presented net of an impairment of approximately $172,000.

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

Building and Improvements (in years)	7	-	39
Vehicles (in years)		5
Machinery and Shop Equipment (in years)	5	-	7
Wind Turbines and Substation (in years)	13	-	25

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

DEFERRED FINANCING COSTS

Costs related to the nonrecourse debt financing are capitalized as incurred. The Company amortizes these costs over the term of the related debt using the effective interest method and they are recognized as a component of interest expense on the statement of operations. Amortization expense was approximately $29,000 and $3,000 for the years ended December 31, 2014 and 2013, respectively.

LONG-LIVED ASSETS

Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals. Based on lowered revenue expectations as a result of overdue operational improvements to be performed on the turbines and poor operational performance in the recent past, the Company recorded an impairment charge of $1,830,000 on certain wind farm assets during the year ended December 31, 2014. The impairment is related to a reduction in the carrying value of the wind turbine assets of the Winona Wind farm based on estimated discounted future cash flows from the project. The impairment charge is recorded within cost of goods sold in the consolidated Statement of Operations. In addition, see Note 24 for description of the impairment of assets of discontinued operations.

ESCROW CASH RESERVES FOR CONTRACTUAL COMMITMENTS

Cash amounts that have been deposited into reserve funds in connection with note or line of credit arrangements are considered to be non-current assets.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and intangible assets in accordance with the accounting guidance which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. Finite life intangibles are amortized over their estimated useful lives using the straight-line method.

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

The Company reviews reporting units for possible goodwill impairment by comparing the fair values of each of the reporting units to the carrying value of their respective net assets. If the fair values exceed the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. No impairment was recorded for the years ended December 31, 2014 or 2013.

During 2013, deferred issuance costs of approximately $244,000 were written off once it became unlikely to issue shares in conjunction with an equity line arrangement.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our consolidated balance sheets, the Company has elected not to record any other assets or liabilities at fair value. Other than the impairment on wind farm assets recorded on the Winona Wind project, no events occurred during the years ended December 31, 2014 and 2013 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value due to the short maturity nature of these instruments. The carrying value of restricted cash and short-term investments approximate their fair value based on quoted market prices. The Company believes the carrying value of the interest rate swap approximates fair value based on widely accepted valuation techniques including discounted cash flow analysis which includes observable market-based inputs. The Company believes the carrying amount of the long-term debt approximates the fair value due to the fact that we refinanced a significant portion in the current period, bringing our interest rate to current market rates.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company had an interest rate swap agreement that effectively converted 75% of a certain nonrecourse loan from a variable interest rate to a fixed interest rate. The swap agreement was terminated in March 2014. The fair value of the interest rate swap liability was recorded in the consolidated balance sheets, and changes in fair value of the interest rate swap agreement were recognized as other income (expense) in the consolidated statements of operations. Further information related to the interest rate swap is discussed in Note 12.

REVENUE RECOGNITION

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

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

●

The remaining proceeds are allocated to the following deliverables based on vendor specific objective evidence (“VSOE”) (the actual selling prices of similar deliverables sold on a standalone basis) or, in the absence of VSOE, the Company’s best estimate of the selling price, of each item: 1) achievement of a signed Power Purchase Agreement (“PPA”) with an electrical utility, and 2) final commissioning of the wind farm turbines. Management has determined that these deliverables have stand-alone value, and the Company has established fair value of the undelivered services that are considered probable and in the control of the Company. Factors considered by the Company in determining estimated selling prices for applicable elements generally include overall economic conditions, customer demand, costs incurred by the Company to provide the deliverable, as well as the Company’s historical pricing practices. Under these arrangements, revenue associated with each delivered element is recognized in an amount equal to the lesser of the consideration initially allocated to the delivered element or the amount for which payment is not deemed contingent upon future delivery of other elements in the arrangement.

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

Our contracts come up for renewal periodically and at the time of renewal may be subject to renegotiation, which could impact the profitability of that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause.

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

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Wind Farm Construction

The Company recognizes revenue on wind farm construction contracts on the percentage of completion method with costs and estimated profits included in contract revenue as work is performed. Contracts generally provide that customers accept completion of progress to date and compensate the Company for services rendered measured in terms of units installed, hours expended or some other measure of progress. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred as part of the balance of plant contract (which excludes the wind turbines) and accrued to date for each contract to the estimated total cost for each contract at completion. The Company generally considers contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material (excluding wind turbines), labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income, with the effects of these revisions being recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts or solar installation services agreement will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

The asset “Costs and estimated profits in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed which management estimates will be billed and collected within the next twelve months. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. Costs and estimated earnings in excess of billings on uncompleted contracts are amounts considered recoverable from customers based on different measures of performance, including achievement of specific milestones, or at the completion of the contract.

Solar System Installation Services

The Company installs solar photovoltaic energy systems for residential and commercial/industrial customers in the continental U.S. Services are generally performed under installation services agreements and generally are fixed price contracts. Revenue from these services is recorded using the completed contract method of accounting in accordance with Accounting Standards Codification, or ASC, 605, Revenue Recognition because the duration of the installation work is short in nature (typically four weeks or less). Under the completed contract method, revenues and costs related to the projects are recognized only upon completion of the services at a project site. Accordingly, during the period of performance, costs are accumulated on the balance sheet under work-in-progress, but no revenue or income is recorded before completion of the work.  Direct costs typically include direct materials, labor and subcontractor costs, and other direct costs related to contract performance, such as permits, supplies, freight, and engineering assessments. Provisions for estimated losses on uncompleted contracts are recognized when it has been determined that a loss is probable.

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

EARNINGS (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income (loss) by the weighted average number of shares and share equivalents outstanding during the period. For the years ended December 31, 2014 and 2013, the Company had no share equivalents outstanding relating to outstanding stock options and warrants because their respective exercise prices were greater than the average closing market price of the Company’s common stock. In addition, due to losses reported, share equivalents would have an antidilutive effect, which also excludes them from the presentation of diluted net income per share.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2011.  The Company's policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of December 31, 2014 or 2013 and such uncertain tax positions as of each date are insignificant.

RECLASSIFICATIONS

Certain reclassifications were made to the previously issued 2013 financial statements in the consolidated financial statements in order to apply the presentation requirements to retrospectively present 2014 discontinued operations. These reclassifications of financial information related to discontinued operations have no effect on net income, operating cash flow or stockholders’ equity as previously reported.

RecentLY ISSUED Accounting Pronouncements, BUT NOT YET ADOPTED

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In April 2014, FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal of part of an organization that has a major effect on its operations and financial results is a discontinued operation. The amendments will be effective for the Company for annual periods and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, (ASU 2015-02). ASU 2015-02 modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes reduce the number of consolidation models from four to two and place more emphasis on the risk of loss when determining a controlling financial interest. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. We are in the process of evaluating the adoption of this ASU, and do not expect this to have a material effect on our consolidated results of operations and financial condition.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period . The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial position and results of operations.

3.	PREFERRED STOCK

Preferred stock transactions involving Series A and Series B shares

Effective February 18, 2014, the Company entered into a Securities Purchase Agreement with Vision Opportunity Master Fund, Ltd., (“Vision”), the primary Series A Preferred stockholder, whereby the Company agreed to purchase 10,398,750 shares of Preferred Stock of the Company held by such stockholder (consisting of 4,560,000 shares of Series A Preferred Stock and 5,838,750 shares of Series B Preferred Stock) for a total purchase price of approximately $2,184,000. The Company agreed to pay the purchase price in the following manner: (i) pay a non-refundable $40,000 deposit on date of execution of the Purchase Agreement; (ii) pay a non-refundable payment of $40,000 on or before March 15, 2014; and (iii) issue Seller an amortizing promissory note on April 1, 2014, with a principal sum of approximately $2,104,000 for the remaining balance of the Purchase Price, with an interest rate of 8% and a maturity date of May 1, 2015. The Purchase Price was satisfied and the conditions were met, and the transaction closed on April 1, 2014. The note, as amended, will be repaid via minimum cash payments of $40,000 per month, with the remaining principal due in July 2015. The note was amended to extend the maturity date to July 31, 2015 and an accelerated one-time payment of $100,000 in August 2014. As a result of the Securities Purchase Agreement, the Company recorded a reduction of approximately $2,387,000 and $11,152,000 related to the carrying value of the Series A and B Preferred Stock, respectively.

 As part of the Securities Purchase Agreement, Vision agreed to the following: (i) waiver of dividends due on its Series A Preferred due on April 1, 2014 on the closing date of the Purchase Agreement, (ii) issuance of a proxy to the Company to vote on matters submitted to holders of the Company’s Series A Preferred and Series B Preferred Stock until April 1, 2014, and (iii) entry into a lock up agreement to restrict the sale of its holdings of common stock of the Company during the periods provided therein.

Vision also agreed to reduce its dividend which was payable on January 1, 2014 by 50% and accepted a promissory note bearing interest at 8% for the remaining dividend, or $46,613, payable in cash in May 2015.

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

On February 20, 2014, we entered into a Conversion Agreement with Daybreak Special Situations Master Fund, LTD., (“Daybreak”), the other holder of our Series A Preferred Stock with Vision, whereby Daybreak converted its 260,000 shares of Series A Preferred Stock of the Company into 260,000 shares of common stock of the Company.  In consideration for such conversion, the Company delivered the following to Daybreak: $10,000 along with a put option for 60,000 shares of common stock of the Company, in which Daybreak had the right to require the Company to purchase such shares at $.25 during the 90 day period following the closing of the transaction. Daybreak exercised its put right and accordingly the Company purchased such shares in June 2014.

As a result of these preferred stock transactions, at December 31, 2014, the Company has no shares issued or outstanding of its Series A Preferred Stock, and 128,042 shares of Series B shares remain issued and outstanding.

Series B Preferred Stock contains the following terms:

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Subsidiary preferred stock sales

During 2014, our subsidiary, Juhl Renewable Assets, sold approximately $3,152,000 of its Series A Preferred Stock, net of costs of raising the capital, in private sales for the acquisition of specific assets of comparable value, and for other purposes. The preferred stock provides for a 9% annual dividend to its holders, payable quarterly.  Accretion charge was approximately $166,000 on the funds raised during 2014. The Company has utilized the proceeds raised primarily to provide funding assistance for the acquisition of wind farm assets located in Iowa (see Note 22) and to replenish previous advances made by the Company in acquiring its existing ownership interests in wind farms.

Holders of the JRA Preferred Stock will be entitled to receive, to the extent of legally available funds, a dividend of 9% per annum, payable quarterly. Dividends for the years ended December 31, 2014 and 2013 were approximately $264,000 and $72,000, respectively. The preferred shares carry limited voting rights and have a liquidation preference over common stockholders of the subsidiary. The Company has the call protection right whereby it has the right, but not an obligation, to redeem any outstanding shares subject to the provisions in the certificate of designation. The holders of the preferred stock can require the Company to redeem the shares after June 30, 2015 subject to the terms of the amended certificate of designation. Based on the designations and rights offered to preferred shareholders, the preferred stock is being carried outside of permanent equity on the consolidated balance sheets as Redeemable Cumulative Preferred Stock of Subsidiary at their current redemption value.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

4.	CONCENTRATIONS

The Company derived approximately 46% of its revenue for the year ended December 31, 2014 from three customers primarily as a result of renewable energy development and construction revenue (10%), energy and field services (15%) and power plant ownership (21%). The Company derived approximately 57% of its revenue for the year ended December 31, 2013 from three customers primarily as a result of renewable energy development and construction revenue (23%), energy and field services (14%) and power plant ownership (20%). At December 31, 2014 and 2013, 64% and 69% of the Company's accounts receivable were due from four and two customers, respectively.

5.	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company currently has negative working capital, negative stockholder’s equity, a history of recurring losses and recurring negative cash flow from operating activities, and has not yet established a source of cash funding to retire obligations coming due within the next twelve months, namely the Company will need to find additional sources of capital to fund the balloon payment of Vision Opportunity Fund note obligation which has been assigned and is now payable to Airdrie Partners (see Note 3). Additionally, the Company was unable to meet profitability and revenue growth expectations with its JTS subsidiary and, as a result, it was decided in late 2014 to discontinue the operations of this subsidiary. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near term, on the proceeds from financing as a part of the acquisition of additional wind projects and the financing for construction of its larger scale development projects, fee income from development services and additional capital to fund operating activities. There is no assurance that such capital will be available.  The Company intends to position itself so that it may be able to raise additional funds through the capital markets. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31, 2014	December 31, 2013
Accounts receivable	$1,273,155	$2,339,403
Unbilled receivables	-	106,250
Other receivables	19,579	17,300
Allowance for doubtful accounts	(40,680)	(35,680)
Total	$1,252,054	$2,427,273

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

7.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2014	December 31, 2013
Land and improvements	$82,958	$82,958
Building and improvements	292,690	292,690
Equipment, including vehicles	693,259	686,789
Turbines and improvements	27,914,093	25,817,228
Construction in process	-	7,626
Subtotal	28,983,000	26,887,291
Less accumulated depreciation	(4,535,232)	(3,139,249)
Total	$24,447,768	$23,748,042

Depreciation expense, including amounts for grant liability amortization, was approximately $1,364,000 and $1,280,000 for the years ended December 31, 2014 and 2013, respectively. The Company recorded impairment charges of $1,830,000 and $0 during the years ended December 31, 2014 and 2013, respectively. The impairment of $1,830,000 is related to a reduction in the carrying value of the wind turbine assets of the Winona County Wind farm within the renewable power plant ownership segment.

8.	INTANGIBLE ASSETS

A summary of intangible assets as of December 31, 2014 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Customer relationships	$110,000	$(58,667)	$51,333	5
Noncompete agreements	278,000	(148,267)	129,733	5
Domain name (not subject to amortization)	75,000	-	75,000	0
Total	$463,000	$(206,934)	$256,066	5

A summary of intangible assets as of December 31, 2013 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Customer relationships	$110,000	$(36,667)	$73,333	5
Noncompete agreements	278,000	(92,667)	185,333	5
Contract backlog	409,189	(409,189)	-	1.5
Total	$797,189	$(538,523)	$258,666	3.2

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Approximate aggregate amortization expense for each of the next five years is as follows:

For the period ended December 31,

2015	$77,600
2016	77,600
2017	25,866
Total	$181,066

Amortization expense, including amounts for deferred loan costs, for the years ended December 31, 2014, and 2013 was approximately $78,000 and $305,000, respectively.

9.	INCOME TAXES

The Company files a consolidated tax return inclusive of each of its wholly-owned subsidiaries, JES, JEDI, JRA, JRES, PEC, JTS, 5045 Wind, Winona Wind and NextGen.

The Company has recorded deferred tax assets and liabilities arising from the anticipated timing differences recorded in the consolidated financial statements and income tax returns for various accrued expenses, accounting methods used in computing depreciation and revenue recognition and benefits from net operating loss carryforwards.

The income tax provision (benefit) for the years ended December 31, 2014 and 2013 consists of the following components:

	2014	2013
Current	$-	$-
Deferred	(2,339,000)	(1,526,000)
Change in valuation allowance	2,339,000	1,526,000
Total income tax provision (benefit)	$-	$-

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

The components of the deferred income tax asset and liability as of December 31, 2014 and December 31, 2013 are as follows:

	2014	2013
Current deferred income tax asset:
Accrued vacation and compensation	$82,000	$14,000
Reserves for bad debts and other	36,000	54,000
Valuation allowance	(106,000)	-
Net operating loss carryforward/tax credits	-	284,000
Total	$12,000	$352,000

Non-current deferred income tax asset:
Stock-based compensation expense	$1,146,000	$904,000
Deferred revenue/other	1,055,000	1,101,000
Net operating loss carryforward/tax credits	4,538,000	3,226,000
1603 cash grant basis	493,000	516,000
State NOL and depreciation adjustments	819,000	639,000
Accrued expenses	271,000	256,000
Less valuation allowance	(5,725,000)	(3,492,000)
Total	$2,597,000	$3,150,000

Current deferred income tax liability:
Completed contract accounting	$-	$305,000
Prepaid expenses	12,000	47,000
Total	$12,000	$352,000

Non-current deferred income tax liability
Deferred revenue	$123,000	$58,000
Depreciation	2,516,000	3,134,000
Total	$2,639,000	$3,192,000

Deferred income taxes are presented on the consolidated balance sheets under the following captions at December 31, 2014 and 2013:

	2014	2013
Net non-current liabilities	(42,000)	(42,000)
Total	$(42,000)	$(42,000)

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2014 and 2013, a valuation allowance of $5,831,000 and $3,492,000, respectively, has been recognized for deferred tax assets, primarily for deferred revenue/other, stock-based compensation, and net operating losses.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the twelve months ended December 31, 2014 and 2013:

	2014		2013
Statutory tax rate	$(1,898,000)	34.0%	$(1,036,000)	34.0%
States taxes, net of federal benefit	(330,000)	5.9	(183,000)	6.0
Nondeductible income/expenses	(99,000)	1.8	(313,000)	10.3
Increase in valuation allowance	2,339,000	(41.9)	1,527,000	(50.1)
Other, net	(12,000)	0.2	5,000	(0.2)
	$-	-%	$-	-%

The nondeductible income/expense item is predominately comprised of the tax effect of including the income from the VIE entity in the consolidated net income (loss) of the Company.  A portion of the income from the VIE is not taxed within the U.S. consolidated tax return of the Company, and therefore, the tax effect of this income must be reconciled above.

At December 31, 2014, the Company has a federal net operating loss carryforward of approximately $13,100,000, together with approximately $57,000 in investment and other tax credits, which can be used to offset future federal taxable income. The loss carryforward expires in years from 2028 to 2034 if not used.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

10.	NOTES PAYABLE

Notes payable consists of the following:

	December 31, 2014	December 31, 2013

Note payable to a turbine supplier, including interest at 6%; payable solely through 95% of net cash flows from a wind project; secured by Company’s first secured rights arising out of its Development and Construction Services Agreement with the underlying project. The note payable has been classified as long-term based on estimated payments from project cash flows. Increases in amounts represent accrued interest. See Note 23 for legal proceedings with the turbine supplier.	$3,223,094	$3,068,595

Note payable to Airdrie Partners for repurchase of preferred stock, due July 31, 2015 with interest at 8%; payable in monthly installments of $40,000; unsecured; subject to default interest rate of 15% in the event of non-payment of the monthly installments or the final payment.	1,797,839	-

Note payable to a bank with revolving draw feature; $600,000 maximum loan amount subject to borrowing base consisting of 80% of eligible accounts receivable; interest at the Wall Street Journal prime rate plus 2.25% (5.5% at December 31, 2014 and 2013); due February 2016, interest payable monthly; collateralized by all assets of PEC; subject to financial covenants including current ratio and leverage ratio for PEC; guaranteed by Juhl Energy.	-	330,000

Note payable to bank, due December 2018, with interest at 5.75%; payable in monthly installments of $1,354, and balloon payment of $123,000 at maturity collateralized by land and building, rights to payment under leases, and guaranteed by Juhl Energy.	155,398	162,000

Note payable to bank, due December 2018, with interest at 4.75%; payable in monthly installments of $1,354, collateralized by restricted short-term investments.	64,155	87,671
Total Notes Payable	5,240,486	3,648,266
Less current portion	(1,994,067)	(524,649)
Long-term portion	$3,246,419	$3,123,617

The future minimum principal payments of notes payable are as follows:

2015	$1,994,067
2016	196,969
2017	176,778
2018	289,578
2019	158,000
Thereafter	2,425,094
Total	$5,240,486

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

11.	NONRECOURSE DEBT

Nonrecourse debt obligations consist of the following:

	December 31, 2014	December 31, 2013
Note payable to bank, due January 2016, with interest at 5.5%; payable in quarterly installments of $82,031, collateralized by Woodstock Hills assets including turbines and improvements, rights to payment under leases and the power purchase contract.	$393,717	$689,501

Note payable to bank, due in April 2026, payable in semi-annual payments of principal and interest. Interest rate floats at 6-month LIBOR plus 325 basis points totaling approximately 3.60% at December 31, 2013 and through the date of refinancing, with 75% of the loan balance subject to an interest rate swap arrangement, which fixed this portion of the debt at approximately 6.96%; collateralized by all Valley View wind farm project assets; note was repaid in March 2014.	-	9,177,788

Note payable to bank, due in September 2026, payable in quarterly payments of principal and interest of approximately $265,250. Approximately 85% of the loan balance currently carries a fixed rate of 5.39%. Approximately 15% of the loan balance carries a variable interest rate at 300 basis points over the one month LIBO rate (currently 3.15%) ; interest rates will increase by 25 basis points every three years; collateralized by all Valley View wind farm project assets and subject to restrictive covenants.	9,465,703	-

Note payable to bank, due in November 2021, payable in monthly payments of approximately $8,333; interest rate is 0%; collateralized by all assets associated with the Iowa wind farms and subject to restrictive covenants.	683,333	-

Note payable to bank, due in November 2021, payable in monthly payments of principal and interest of approximately $19,537, with a balloon payment obligation of approximately $614,000 at the due date; Interest rate floats at the New York prime lending rate plus 250 basis points (5.75% at December 31, 2014); interest rate will be fixed at a rate of 5.75% for the first four years, at which point the rate will be fixed at the NY prime lending rate plus 250 basis points, subject to a ceiling of 7.75% and a floor of 5.75%; collateralized by all assets associated with the Iowa wind farms and subject to restrictive covenants.

	1,728,218	-
Total nonrecourse debt	12,270,971	9,867,289
Less current portion	(1,140,207)	(834,555)
Long-term portion	$11,130,764	$9,032,734

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

The future minimum principal payments of the nonrecourse debt are as follows:

2015	$1,140,207
2016	946,764
2017	906,352
2018	948,971
2019	993,900
Thereafter	7,334,777
Total	$12,270,971

In conjunction with the Woodstock Hills nonrecourse bank note, a maintenance and repair reserve of $250,000 is required to be maintained. During 2013 and 2014, the maintenance reserve was utilized for approximately $197,000 for a maintenance project. In lieu of maintaining the reserve at the required level over the remaining one year term of the loan, the bank is permitting this reserve to be replenished at $8,500 per quarter until 2016. The balance of the cash reserve is approximately $87,000 at December 31, 2014 and is included in long-term assets under the caption Escrow Cash Reserves for Contractual Commitments.

In conjunction with the Iowa wind farms notes payable, a maintenance reserve of $75,000 is required to be maintained with monthly deposits of $6,800 during the term of the loan. In addition, a debt service reserve is required of $100,000. Both reserves are carried in the balance sheet under the caption Escrow Cash Reserves for Contractual Commitments.

Refinancing of nonrecourse debt

The nonrecourse debt of the Valley View wind farm was refinanced in March 2014 through a new bank in order to improve cash flow through interest savings over the term of the loan. The new facility provides for a loan of $9,750,000 together with letter of credit instruments to meet credit obligations under the power purchase contract and a $500,000 debt service reserve. The cumulative weighted average interest rate of the loan is approximately 5.8%. The interest rate swap arrangement described in Note 12 was terminated as a part of the refinancing and settled for approximately $632,000 in March 2014.

Under the new loan agreement, the Company is required to maintain escrow reserves of $499,000 at December 31, 2014 which is comprised of a maintenance reserve of $300,000 and operation and maintenance reserve of $199,000. The Company will deposit an additional $50,000 semi-annually during April and October in each fiscal year until the maintenance reserve account reaches a balance of $500,000. Under the previous debt agreement, the Company was required to maintain escrow reserves of $800,000 at December 31, 2013 which is comprised of a major component repair reserve of $200,000, an operation and maintenance reserve of $150,000, and a debt service reserve of $450,000. Amounts held in reserve accounts are included under the caption Escrowed Cash Reserves for Contractual Commitments. In addition, the previous loan agreement required the Company to maintain certain of its cash balances in a bank account controlled by the lender. For the year ended December 31, 2013, the balances in this lender-controlled bank account of approximately $374,000 were reflected as restricted cash for balance sheet purposes. Under the current loan agreement, there is no similar lender-controlled bank account.

12.	DERIVATIVE FINANCIAL INSTRUMENT INTEREST RATE SWAP

The Company had an interest rate swap agreement to effectively convert borrowings under a long-term nonrecourse debt arrangement from a variable interest rate to a fixed interest rate of approximately 6.96% during its 15-year term. The interest rate swap arrangement was terminated in March 2014 with a payment of approximately $632,000 which included accrued monthly settlements through the date of termination as a part of a refinancing of the related loan.

The fair value of the interest rate swap agreement obligation (Level 2 in the fair value hierarchy) approximated $460,000 at December 31, 2013 was recorded as a current and long-term liability on the balance sheet. The Company determined the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the consolidated statements of operations, none of which are designated as effective hedging instruments:

		Year ended December 31,
Instrument	Statement of operations location	2014	2013
Interest rate swap	Other income (expense)	$(74,673)	$663,509

13.	FAIR VALUE

The following tables summarize the bases used to measure financial liabilities that are carried at fair value on a recurring basis in the consolidated balance sheets.

		Basis of fair value measurement
	Balance at December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Liabilities
Contingent payments related to sale of wind farm project	678,681	-	-	678,681
Total liabilities	$678,681	$-	$-	$678,681

		Basis of fair value measurement
	Balance at December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Liabilities
Interest rate swap	$460,000	$-	$460,000	$-
Contingent payments related to sale of wind farm project	600,049	-	-	600,049
Total liabilities	$1,060,049	$-	$460,000	$600,049

The Company determined the fair value of the interest rate swap by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. The analysis reflected the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.

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

The following table is a reconciliation of changes in the fair value of contingent payments related to sale of wind farm project liability classified as Level 3 in the hierarchy. The reconciliation of changes in the fair value for 2013 is not presented as the initial measurement approximated fair value as of December 31, 2013 and no settlements were made during that period.

Year ended December 31,
2014
Beginning balance as of January 1, 2014	$600,049
Change in fair value of the liability included in earnings	104,448
Settlements	(25,816)
Ending balance as of December 31, 2014	$678,681

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

14.	POWER PURCHASE CONTRACT LIABILITY

Woodstock Hills wind farm

The Woodstock Hills wind farm entered into a power purchase agreement (PPA) with Northern States Power (NSP) in 1997. The agreement, among other things, requires NSP to purchase all of the electricity output from the Woodstock Hills wind energy generation facility over a 30-year period following its commercial operation date at rates provided in the agreement. The commercial operation date has been deemed to be May 1, 2004. The power purchase rates were set at a higher level in the early years of the agreement in order to assist Woodstock Hills in obtaining financing. The PPA power purchase rates will range from $16 to $45 per megawatt hour over the remaining 23 years of the PPA term, with an average of approximately $29 per megawatt hour over the duration of the agreement.

In accordance with our revenue recognition policy in Note 2, revenue levelization is used to recognize revenue from the electricity sales of Woodstock Hills. Revenue deferred under this levelization calculation for the years ended December 31, 2014 and 2013 was approximately $332,000 and $324,000, respectively.

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

The Company has recorded the following liabilities in its consolidated financial statements in relation to the PPA:

	December 31, 2014	December 31, 2013
Rate levelization adjustment	$1,296,127	$948,780
Unfavorable contract liabilities	2,949,275	3,110,144
Total	$4,245,402	$4,058,924

The PPA requires Woodstock Hills to provide security to NSP in the form of a letter of credit for the decommissioning, front-loaded rates and overall agreement compliance. At December 31, 2014 and 2013, Woodstock has obtained letters of credit from a bank in the amounts of $500,000 and $255,000 to provide the required security to NSP for front-loaded rates and decommissioning, respectively. NSP has not exercised any of its rights to draw upon the security during the term of the PPA. The letters of credit are renewable on an annual basis.

The $500,000 letter of credit agreement requires a cash escrow to be funded over time with an initial deposit of $50,000 made in December 2010, and minimum payments of $28,125 per quarter beginning April 2012. The $255,000 line of credit agreement requires a cash escrow to be funded over time with minimum payments of $12,750 per quarter beginning April 2011. At December 31, 2014, Woodstock Hills has escrowed approximately $553,000 in cash toward the escrow requirements. These escrowed deposits are reflected within the noncurrent asset called Escrowed Cash Reserves for Contractual Commitments.

Valley View wind farm

The PPA requires the Valley View wind farm to provide security to NSP in the form of a letter of credit as security for the contract obligations. Valley View has obtained a $750,000 letter of credit as a part of its nonrecourse credit facility provided by the current lender. NSP has not exercised any of its rights to draw upon the security during the term of the PPA. The letters of credit are renewable on an annual basis.

In accordance with our revenue recognition policy in Note 2, revenue levelization is used to recognize revenue from the electricity sales of Valley View. Revenue deferred under this levelization calculation for the years ended December 31, 2014 and 2013 was approximately $15,000 and $13,000, respectively.

15.	STOCK-BASED COMPENSATION

The Company has an incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and any other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. The maximum shares reserved under the plan is 4,500,000 shares. As of December 31, 2014, the Company had 3,660,000 shares available for award under the plan.

Stock Options

The Company has granted to key employees and directors of the Company 590,000 options to purchase common shares under the above plan. The outstanding stock options carry an exercise price ranging from of $.38-$2.00 per share and expire ten years from the date of grant. Grants under the plan are discretionary and typically vest over four years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For grants issued in 2014, the following Black-Scholes option-pricing model assumptions were used, underlying price of $0.38, dividend yield of 0%, expected volatility of 117%, risk-free interest rate of 2.78%, and average expected life of 5.25 years. Based on the pricing model, the Company expensed approximately $39,000 and $36,000 in the years ended December 31, 2014 and 2013, respectively.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

A summary of the Company’s stock option plan as of December 31, 2014 and 2013 and changes during the years then ended is listed below:

	Weighted Average Exercise Price	Option Shares
Outstanding at January 1, 2014	$1.57	1,910,000
Granted	$0.38	50,000
Exercised		-
Expired		-
Forfeited or canceled	$1.57	(1,370,000)
Outstanding at December 31, 2014	$1.41	590,000

Options exercisable at December 31, 2014	$1.53	508,750

Outstanding at January 1, 2013	$1.57	2,010,000
Granted		-
Exercised		-
Expired		-
Forfeited or canceled	$2.00	(100,000)
Outstanding at December 31, 2013	$1.57	1,910,000

Options exercisable at December 31, 2013	$1.60	1,778,750

The weighted average fair value of options granted during 2014 was $0.32 per share. There was no intrinsic value in the options outstanding or exercisable as of December 31, 2014 or 2013, as the exercise prices were greater than the last traded price of the Company's common stock.

The following table summarizes information for options outstanding and exercisable at December 31, 2014:

Range of Prices			Options Outstanding	Options Outstanding Weighted Avg. Remaining Contractual Term in Years	Options Outstanding Weighted Avg. Exercise Price	Options Exercisable	Options Exercisable Weighted Avg. Exercise Price
$.38			25,000	9	$0.38	6,250	$0.38
$.77			250,000	7	$0.77	187,500	$0.77
$2.00			315,000	4	$2.00	315,000	$2.00
$.38	-	2.00	590,000	6	$1.41	508,750	$1.53

Stock warrants

In February, March and April 2014, the Company issued stock warrants to purchase an aggregate of 5,720,000 shares of common stock to directors, officers and service providers at an exercise prices ranging from $0.21 to $0.40 per share (the closing price of the stock as of the date of issuance) which expire ten years from the grant date. The warrants were issued pursuant to Warrant Agreements that are outside of the incentive compensation plan. The warrants vest over 17 to 20 months. These warrants were issued in conjunction with cancellation of the 1,370,000 options shown above. The fair value of each warrant is estimated on the date of issuance using the Black-Scholes option-pricing model. For warrants issued in 2014, the following Black-Scholes option-pricing model assumptions were used, underlying price of $0.21-$0.40, dividend yield of 0%, expected volatility of 116.4%, risk-free interest rate of 2.78%, and average expected life of 5.75 years. The weighted average fair value of warrants granted in 2014 was $0.19.

In August 2014, the Company issued stock warrants to purchase an aggregate of 537,500 shares of common stock to the underwriter of a public offering at an exercise price of $0.23 per share and expires five years from the grant date. The fair value of each warrant is estimated on the date of issuance using the Black-Scholes option-pricing model. For these warrants issued in 2014, the following Black-Scholes option-pricing model assumptions were used, underlying price of $0.23, dividend yield of 0%, expected volatility of 117%, risk-free interest rate of 2.49%, and average expected life of five years. Based on the pricing model, the Company estimates the warrants have a fair value of approximately $101,000. During 2014, 100,000 stock warrants expired that contained a weighted average exercise price of $1.25 per share.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

The following table summarizes information for warrants outstanding and vested at December 31, 2014:

Issue Date	Number of Warrants	Expiration Date	Exercise Price Per Share	Warrants Vested
September 2012	50,000	December 2015	$0.50	50,000
February 2014	3,500,000	February 2024	$0.21	1,750,000
March 2014	2,020,000	March 2024	$0.35	1,010,000
April 2014	200,000	April 2024	$0.40	75,000
August 2014	537,500	July 2019	$0.23	537,500
Total	6,307,500			3,422,500

Restricted stock issuance

In February 2014, the Company issued 250,000 restricted shares of common stock to a consultant which vest over a 15-month period and are subject to lock-up restrictions. The fair value of the stock issuance was estimated using the closing stock price at the date of grant. The Company expensed approximately $31,000 in the year ended December 31, 2014.

Stock compensation expense

For the year ended December 31, 2014, the Company recognized approximately $613,000 of stock compensation expense including approximately $543,000 for warrants issued to directors, officers and service providers, approximately $39,000 for stock options and approximately $31,000 for restricted stock. For the year ended December 31, 2013, the Company recognized stock compensation expense of approximately $42,000. As of December 31, 2014, there was approximately $587,000 total unrecognized compensation expense cost.  This cost is expected to be recognized over a weighted-average period of approximately one year.

16.	LICENSING ARRANGEMENT

In July 2009, NextGen entered into a non-exclusive Manufacturing License and Reseller agreement with an unrelated company. The agreement provides that NextGen will license its small turbine technology and, among other things, grants a right to manufacture units over a twenty year period. The agreement also provides for exclusive distribution rights in certain areas of the United States. Revenue is being amortized over the twenty year period. For the years ended December 31, 2014 and 2013, licensing revenue totaled approximately $50,000 and is included in revenue in the consolidated financial statements. Deferred licensing revenue of approximately $729,000 and $779,000 is included on the consolidated balance sheets in current and long-term deferred revenue as of December 31, 2014 and 2013, respectively.

17.	COMMON STOCK EQUITY OFFERING

On August 7, 2014, the Company received gross cash proceeds of approximately $2,150,000 before costs of raising capital pursuant to an underwritten public offering for 10,750,000 shares of common stock. The lead underwriter received a stock warrant for 537,500 shares of common stock exercisable at any time at the option of the Underwriter over five years at a strike price of $0.23 per share, with a fair value of approximately $101,000. Offering expenses of approximately $515,000 have been recorded as a reduction to additional paid-in capital. The net cash proceeds of the offering, approximately $1,635,000 will be primarily used by the Company for working capital and general corporate purposes. No additional accelerated principal payments on the amortizing promissory note dated April 1, 2014, as amended, other than a $100,000 payment as agreed with the Vision Opportunity Fund was made. See Note 3.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

18.	BUSINESS SEGMENTS

The Company’s reportable business segments are organized based on the nature of markets and customers and how we manage and view the business. The Company groups its operations into three business segments:

Renewable Energy Development	Wind, solar and cogeneration energy development, construction and related products and services.
Renewable Power Plant Ownership	Ownership and operations of consolidated wind farms or other clean energy investments.
Energy and Field Services	Business-to-business engineering consulting services, asset management, and turbine maintenance services.

Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses.   The accounting policies for each segment are the same as those described in the summary of significant accounting policies. Segment income or loss does not include any allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaid expenses, inventory, work-in-progress, property and equipment and escrow deposits. Unallocated assets include corporate cash and cash equivalents, short-term investments, deferred tax amounts and other corporate assets.  Inter-segment balances and transactions have been eliminated. Assets of discontinued operations have been combined with corporate/other.

Segment profit excludes results reported as discontinued operations and accounting changes. Segment profit also excludes the portion of earnings or loss attributable to noncontrolling interests of consolidated subsidiaries, and as such only includes the portion of earnings or loss attributable to our share of the consolidated earnings or loss of consolidated subsidiaries. The segment information presented below recasts 2013 information to remove the effect of discontinued operations of the tower services revenue and expenses.

The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	For the Year Ended
	December 31,
	2014	2013
Revenue:
Renewable energy development	$2,976,005	$3,855,229
Renewable power plant ownership	3,396,268	2,913,348
Energy & field services	8,254,091	7,070,491
Eliminations	(481,982)	(439,805)
Total Revenue	$14,144,382	$13,399,263

Income (loss) from operations:
Renewable energy development	$825,611	$(138,988)
Renewable power plant ownership	(1,172,972)	495,391
Energy & field services	798,120	393,216
Corporate and other	(3,267,293)	(2,238,947)
Income (loss) from operations	(2,816,534)	(1,489,328)
Other income (loss), net	(954,030)	(154,082)
Income (loss) before income taxes from continuing operations	$(3,770,564)	$(1,643,410)

	As of	As of
	December 31,	December 31,
	2014	2013
Total Assets:
Renewable energy development	$2,223,036	$3,005,790
Renewable power plant ownership	26,671,338	25,787,321
Energy & field services	2,363,878	1,835,128
Corporate and other	899,947	2,307,950
Total assets	$32,158,199	$32,287,718

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

19.	TRANSACTIONS WITH RELATED PARTIES

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

In the fourth quarter of 2013, the Company converted approximately $75,000 of payables to Common Stock. The Company issued 524,838 shares, of which 267,847 were issued to officers and directors, for the payables and $20,000 of cash received.

20.	COMMITMENTS AND CONTINGENCIES

Asset Retirement Obligation

At the time that the turbines in the Woodstock Hills, Winona, Iowa wind farms, or Valley View projects are retired or upon the end of the land lease, there is an obligation to restore the underlying real estate to its original condition. This includes removal of all personal property and to some extent, the concrete foundations. The estimated fair value of this obligation is undeterminable; however, it is reasonable that the salvage value of the wind turbines would cover any expenses for removal of certain aspects of the wind turbine foundations and substation and restoration of the real estate.

Share Purchase Obligation

One holder of redeemable preferred membership interests in the Valley View wind farm has exercised its put option (for approximately $518,000) in October 2013 and the Company was required to redeem such interests by June 1, 2014. The Company anticipates the redemption payment of approximately $518,000 will be made by the subsidiary during 2015 and has been recorded as a current liability. Since the Company is currently in default in the redemption of the redeemable membership interests in Valley View, the holder of the preferred membership interests has rights and remedies available to it including, but not limited to, the right to provide written demand to the Manager to sell assets of the limited liability company to which the preferred stock was issued. The 12% dividend payments on the redeemable preferred stock in Valley View have been kept current.

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

●

The Company has agreed, with respect to a put right made available to one of the Preferred Members in the Valley View project (who contributed $500,000) to redeem any of its units then held by the Purchaser for a price in cash equal to the present value of the (i) estimated future distributions to be made to Purchaser net of (ii) estimated future income allocations for which no distributions are projected to be made. If the Company fails to pay in full the put right purchase amount in cash on the due date, the Company shall issue a promissory note with a maturity date not exceeding 36 months and pay interest thereon. The put right is only exercisable after January 1, 2017.

●

The Company has made certain representations and warranties with regard to indemnifications in conjunction with the funding activities of the Valley View and Grant County wind farms, including potential liabilities for Section 1603 Treasury Grant recapture or tax liabilities attributable to the period prior to the closing date.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

The following is a schedule showing the future estimated payments by year and the present value of the estimated future payments as of December 31, 2014.

Year Ending December 31,	Amount
2015	$52,739
2016	47,000
2017	47,000
2018	47,000
2019	47,000
Thereafter	1,632,000
Total minimum estimated royalty payments	1,872,739
Less: Amount representing interest	(1,194,058)
Present value of estimated royalty payments	678,681
Less current portion	(52,739)
Long-term portion	$625,942

The current maturities are included in accrued expenses on the consolidated balance sheet and the long-term portion is reflected in other long-term liabilities. See Note 13 for assumptions used to calculate the fair value of the contingent payment.

Operating Lease arrangements

Land Leases:

The Company’s four wind farm investments (Woodstock Hills, Winona, 5045 Wind, and Valley View) maintain lease agreements with landowners for the real estate related to the wind energy generation facilities. The leases will expire between 2017 and 2036.

Office Space leases:

The Company has entered into seven operating leases for office and warehouse space in connection with its administrative and ongoing operations. The lease agreements require that the Company pay certain maintenance, insurance, and other operating costs. The leases expire at various dates through 2020.

The minimum lease payments for the next five years under these lease arrangements are as follows:

	Land Leases	Space Leases	Total
2015	$68,500	$149,700	$218,200
2016	68,600	140,600	209,200
2017	68,800	143,400	212,200
2018	69,000	84,200	153,200
2019	69,000	87,000	156,000
Thereafter	1,019,000	44,152	1,063,152
Total	$1,362,900	$649,052	$2,011,952

Rent expense under the above leases was approximately $268,000 and $280,000 (excluding discontinued operations) for the years ended December 31, 2014 and 2013, respectively.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Legal fee retainer agreement

The Company is a party to a legal services fee arrangement whereby it has retained the services from an unrelated legal firm for $20,000 per month through December 31, 2018. The monthly fee may increase at the option of the legal services firm based on the Consumer Price Index up to a maximum of 5%. Additional fees may be incurred by the Company for reimbursable expenses and specific projects that are deemed to be outside the general scope of the retainer arrangement.

21.	VARIABLE INTEREST ENTITIES

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

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

22.	BUSINESS ACQUISITIONS

Iowa Wind Farms

In August 2014, the Company closed on the purchase of 100% of the membership interests of limited liability companies comprising 3.2 MW of wind energy facilities in Iowa (the “Iowa wind farms”). The total consideration was approximately $4,346,000. The primary sources of payment of the acquisition price were approximately $1,855,000 (net of cash acquired) along with proceeds of $2,500,000 from three bank notes less loan costs of approximately $83,000 that is recourse only to the underlying wind farm assets. The cash consideration was provided out of proceeds raised by Juhl Renewable Assets. See Note 11 for terms of the bank financing. The purchase of the wind facilities includes a power purchase agreement with a regulated utility that expires in November 2021.

The acquisition is being accounted for under the acquisition method and, accordingly, the operating results for the Iowa wind farms have been included in these consolidated statements from the date of acquisition. The assets and liabilities of Iowa wind farms were recorded at their respective estimated fair values as of the date of the acquisition using generally accepted accounting principles for business combinations. The Company used a combination of the market and cost approaches that included unobservable level three inputs to estimate the fair values of the Iowa wind farms assets acquired.

The following table summarizes the purchase price allocation using estimated fair values of Iowa wind farm’s assets acquired:

Cash	$74,000
Accounts receivable	191,000
Other current assets	4,000
Property and equipment	3,902,000
Escrow cash reserves for contractual commitments	175,000
Total assets acquired	$4,346,000

Pro forma information:

The acquired Iowa wind farms contributed revenues of approximately $104,000 and earnings of approximately $26,000 to the Company for the period from the date of acquisition through December 31, 2014. The following unaudited pro forma summary presents consolidated information of Juhl Energy, Inc. as if the business combination had occurred on January 1, 2013:

	2014	2013
Net revenue	$14,756,000	$14,179,000
Net income (loss) before taxes	$(5,286,000)	$(2,828,000)

Juhl Energy, Inc. did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Costs of acquiring the Iowa Wind Farms is not considered material for purposes of the pro forma adjustments.

These pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results of the Iowa wind farms to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 1, 2013, with the consequential tax effects.

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

PEC

In December 2014, we issued 500,000 restricted shares of common stock to the former owners of PEC as a portion of the contingent purchase price under the terms of the agreement to acquire PEC in April 2012.

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

23.	LEGAL PROCEEDINGS

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

The Winona project is the subject of a lawsuit initiated in the U. S. District Court for the District of Minnesota in December 2013 by Unison Co., Ltd. against the Company, Juhl Energy Development, a Company subsidiary, the wind project ownership entities, members of management, and others. The Unison action arises out of the purchase of the wind turbine generators from Unison and purports to state causes of action for (i) fraudulent inducement, (ii) breach of the Financing Agreement with Unison: (iii) breach of the implied covenant of good faith and fair dealing; (iv) tortious interference with contractual relationship; and (v) unjust enrichment. The Company disputes the allegations and is vigorously defending the action. The Company has recorded the original turbine supply purchase obligation in its consolidated financial statements together with accrued interest thereon, and carries the amount in the current and long term liability sections under the original understanding with Unison that the turbine supplier would be paid out of project cash flows in the event that the project was unable to obtain financing. The project has been unable to successfully obtain debt financing or obtain any further equity proceeds as a result of limited operating history of this wind turbine model in the U.S. market, inconsistent operating performance and poor financial performance of the project. Although the Company believes it will prevail in the Unison action, an outcome of the Unison action could be divesting ownership of the project. The Company, together with all of the defendants, have filed a counterclaim in arbitration in accordance with the underlying transaction documents for breach of turbine warranty and other claims. The Company recorded a turbine asset impairment charge in 2014 as a result of the poor operating performance history of the Winona wind farm (see Notes 2 and 7).

24.	DISCONTINUED OPERATIONS

Discontinued operations is comprised of the operations of Juhl Tower Services, a company that performed cellular communication tower maintenance services until late 2014. The associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

Services were generally performed under master or other services agreements and were billed on a contractually agreed price per unit on a work order basis. Revenue from these services were recorded using the completed contract method of accounting in accordance with Accounting Standards Codification, or ASC, 605, Revenue Recognition because the duration of service orders is short in nature (typically two weeks or less). Under the completed contract method, revenues and costs related to the projects were recognized only upon completion of the services at a project site. Accordingly, during the period of performance, costs were accumulated on the balance sheet under work in progress, but no revenue or income was recorded before completion of the work.

	2014	2013

Revenue	$1,096,000	$1,702,000

Earnings (loss) from discontinued operations before income taxes	(1,812,000)	(1,403,000)
Benefit (provision) for income taxes	-	-
Earnings (loss) from discontinued operations, net of taxes	$(1,812,000)	$(1,403,000)

JUHL ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Assets and liabilities of discontinued operations are reflected in separate classifications of current assets, non-current assets and current liabilities. Assets are valued based on estimated realizable values. To arrive at estimated realizable values at December 31, 2014, the Company recorded an impairment charge of approximately $94,000 within the net loss attributed to discontinued operations. Liabilities are reflected based on amounts at which the underlying obligations will be settled.

	December 31, 2014	December 31, 2013
Assets:
Current	$98,000	$664,000
Noncurrent	51,000	86,000
Liabilities:
Current	(264,000)	(527,000)

Net Assets (deficit)	$(115,000)	$223,000

Liabilities include the following bank line of credit obligation:

	December 31, 2014	December 31, 2013

Note payable to a bank with revolving draw feature; $500,000 maximum loan amount subject to borrowing base consisting of 80% of eligible accounts receivable; interest at the Wall Street Journal prime rate plus 2.25% (5.5% at December 31, 2014); due April 2015, interest payable monthly; collateralized by all assets of JTS; subject to financial covenants including current ratio, debt service coverage, and leverage ratio for JTS; guaranteed by Juhl Energy. The Company has certain covenant violations as described below.	$131,583	$385,963

At December 31, 2014 and as of the date of these consolidated financial statements, we were not in compliance with certain debt covenants with respect to the bank note and as such, the note is subject to a payoff demand by the lender. The non-compliance has no impact on the classification of the note as it is recorded as a current liability. The note is also subject to a parent guarantee. The Company expects to retire the note at the due date in April 2015 through payment in full or reach another agreement with the bank using re-negotiated payment terms. There can be no assurance that any debt covenant waivers or amendments will be obtained, or that the debt could be refinanced with other financial institutions on favorable terms.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2014, the end of the period covered by this report. Based upon management’s evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective at a reasonable assurance level, based on the material weakness defined below, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the 1992 framework in Internal Control—Integrated Framework (the “Original Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014 based on the criteria in the Original Framework issued by the COSO. Management reviewed the results of its assessment with our audit committee, which is comprised of our independent directors. On May 14, 2013, COSO released its revisions and updates (the “Updated Framework”) to the Original Framework. The Company utilized the Original Framework in evaluating its internal control over financial reporting. As soon as is feasible, the Company will transition to using the Updated Framework in assessing its internal control over financial reporting.

In connection with the assessment described above, management identified the following control deficiency that represents a material weakness at December 31, 2014:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table shows the positions held by our Board of Directors and executive officers, and their ages as of March 27, 2015:

Name	Age	Position
Daniel J. Juhl	64	Chief Executive Officer and Chairman of the Board of Directors
John P. Mitola	50	President, Principal Executive Officer and Director
John J. Brand	58	Principal Financial Officer
Edward C. Hurley	61	Director
James W. Beck	71	Director
Chuck Templeton	46	Director

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

Chuck Templeton became a director of our Company on April 9, 2014. Mr. Templeton is currently the Chairman of Impact Engine, Inc., a venture accelerator for entrepreneurs seeking to address environmental issues or societal challenges, and where he also served as Executive Director from January 2012 until April 2014, and currently serves as a director of AuctionsByCellular, LLC and a director of Getable, Inc. Mr. Templeton was a founder of OpenTable.com. From November 2007 to June 2013, Mr. Templeton served as Chairman of the Board of GrubHub, Inc. (NYSE GRUB). Mr. Templeton served as a director of TaskRabbit, Inc. from August 2012 to April 2014 and as a director of I-Go Cars from February 2010 to February 2013. Mr. Templeton founded OhSoWe.com in 2009 and served as President from 2009 until 2011.

The Company believes that Mr. Templeton’s focus on environmental issues as well as his demonstrated past success and business acumen will be an asset to the Board.

Our Board of Directors is divided into three classes designated as Class I, Class II and Class III and are elected to hold office for three-year terms. Officers are elected annually by the Board of Directors and serve at the discretion of the Board under the terms of their respective employment agreements discussed herein.

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

Independent Directors

Mr. Ed Hurley, Mr. James Beck and Mr. Chuck Templeton serve on our Board of Directors as “independent directors” defined under NASDAQ rules and by the regulations of the Securities Exchange Act of 1934.

Board Composition and Meetings of Board of Directors

The Board of Directors is currently composed of five members. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. In 2014, our Board of Directors met in person one time and acted by written consent four times.

Board Committees

The Company has established an audit committee and has created a compensation committee and a nominations and governance committee, in compliance with established corporate governance requirements. Currently, Mr. Hurley, Mr. Beck and Mr. Templeton are our only “independent” directors, as that term is defined under NASDAQ rules and by the regulations of the Securities Exchange Act of 1934.

Audit Committee. The Board of Directors of the Company established an Audit Committee on November 24, 2009. Mr. Beck serves as Audit Committee Chairman, and Mr. Hurley and Mr. Templeton serve as members of the Audit Committee. As a result, the Audit Committee is comprised of our "independent" directors as defined in NASDAQ Marketplace Rule 5605(a) (2). The Board of Directors of the Company adopted an Audit Committee Charter on April 8, 2010. The Audit Committee reviews the results and scope of the audit and the financial recommendations provided by our independent registered public accounting firm. Further, the Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.

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

Compensation Committee. The Board of Directors of the Company established a Compensation Committee on April 8, 2010. The Compensation Committee is comprised of our “independent” directors as defined in NASDAQ Marketplace Rule 5605(a)(2). Mr. Hurley serves as Chair of the Compensation Committee. The Compensation Committee reviews and approves our salary and benefit policies, including compensation of executive officers. Further, the Compensation Committee administers our Incentive Compensation Plan, and recommends and approves grants of stock options, restricted stock and other awards under that plan.

Nominations and Governance Committee. The Board of Directors of the Company established a Nominations and Governance Committee on April 8, 2010 meeting. The Nominations and Governance Committee is comprised of our “independent” directors as defined in NASDAQ Marketplace Rule 5605(a)(2). Mr. Templeton serves as Chair of the Nominations and Governance Committee. The Nominations and Governance Committee reviews the qualifications of prospective directors for consideration by the board of directors as management’s nominees for directors. The purpose of the Nominations and Governance Committee is to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The Nominations and Governance Committee’s duties also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

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

Amended and Restated 2008 Incentive Compensation Plan

In June 2008, our Board of Directors and shareholders adopted and approved the 2008 Incentive Compensation Plan. In June 2012, our Compensation Committee, Board of Directors and shareholders adopted and approved the Amended and Restated 2008 Incentive Compensation Plan. The Amended and Restated Plan is attached hereto as Exhibit 10.2. The purpose of our Incentive Compensation Plan is to provide stock options, stock issuances and other equity interests to employees, officers, directors, consultants, independent contractors, advisors and other persons who have made or are expected to make contributions to our company.

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

Shares Available for Awards. Subject to certain recapitalization events described in our plan, the aggregate number of shares of common stock that may be issued pursuant to our Incentive Compensation Plan at any time during the term of such plan is 4,500,000 shares, and as of December 31, 2014, there were a total of 865,000 shares outstanding under such plan. If any award expires, or is terminated, surrendered or forfeited, the common stock covered by such award will again be available for the grant of awards under our plan.

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

Restricted Compensation Shares and Restricted Compensation Share Units. The committee is authorized to grant restricted compensation shares and restricted compensation shares units. An award of restricted compensation shares is a grant which entitles recipients to acquire shares of common stock subject to restrictions on transfer and which may be forfeited if all specified employment, vesting and/or performance conditions as determined by the committee are not met. An award of restricted compensation share units confers upon a recipient the right to acquire, at some time in the future, restricted compensation shares, subject to forfeiture if all specified award conditions as determined by the committee are not met.,

Performance Shares and Award Shares. The committee is authorized to grant awards entitling recipients to acquire shares of common stock upon the attainment of specified performance goals and grant awards entitling recipients to acquire shares of common stock subject to such terms, restrictions, conditions, performance criteria, vesting requirements and payment needs as determined by the committee, subject to such other terms as the committee may specify.

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

Other Terms of Awards. Options may be exercised by written notice of exercise to us by way of cashless exercise, settlement of which shall be made solely in cash. Unless otherwise determined by the committee, awards may not be transferred except by will or the laws of descent and distribution and, during the life of the participant, may be exercisable only by the participant. However, except as the committee may otherwise determine, non-statutory options and restricted compensation shares may be transferred pursuant to a qualified domestic relations order (as defined by ERISA) or pursuant to certain estate-planning vehicles. To the extent not inconsistent with the plan or applicable law, the committee may include additional provisions in awards such as, among other things, restrictions on transfer, commitments to pay cash bonuses and guaranty loans. The committee shall determine the effect on awards of disability, death, retirement, leave of absence or other change in participant status. We have the right to deduct applicable taxes from payments to award recipients. Participants have no right to continued employment or other relationship with us, and subject to award provisions, participants have no rights as stockholders of our company until becoming record stockholders.

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

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth, for the most recent two fiscal years, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Principal Executive Officer and two other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2014:

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary $	Bonus $	Stock Awards $	Option (Warrant) Awards[1] $		Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $		Totals $
Daniel J. Juhl	2014	260,465	-	-	76,186	[2]	-	-	9,627	[3]	346,278
Chairman of the Board	2013	248,062	-	-	-		-	-	9,857	[3]	257,919

John P. Mitola	2014	260,465	-	-	228,557	[4]	-	-	10,539	[3]	499,561
President	2013	248,062	-	-	-		-	-	9,976	[3]	258,038

John Brand	2014	198,450	-	-	228,557	[5]	-	-	10,851	[3]	437,858
Principal Financial Officer	2013	189,000	-	-	-		-	-	9,950	[3]	198,950

1The determination of the value of warrant awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 15 in the financial statements included in this Annual Report. The amounts represent the incremental grant date fair value computed in accordance with FASB Accounting Standards Codification Topic 718 (“FASB ASC 718”), of stock warrants granted to the named executive officers giving effect to cancellation of all previous stock options that had been issued to such named executive officer.

2Represents a grant of warrants on February 18, 2014, to purchase 500,000 shares of common stock, vesting quarterly over an 18-month period

3Represents Car Allowance, taxable insurance benefits and Health Savings Account contribution

4Represents a grant of warrants on February 18, 2014, to purchase 1,500,000 shares of common stock, vesting quarterly over an 18-month period; options to purchase an aggregate of 510,000 shares of common stock were simultaneously cancelled.

5Represents a grant of warrants on February 18, 2014, to purchase 1,500,000 shares of common stock, vesting quarterly over an 18-month period; options to purchase an aggregate of 250,000 shares of common stock were simultaneously cancelled.

The aggregate amount of benefits in each of the years indicated did not exceed the lesser of $50,000 or 10% of the compensation of any named officer.

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options or Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options or Warrants (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option or Warrant Exercise Price ($)	Option or Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Daniel J. Juhl	375,000	125,000	-	$0.21	02.18.24	-	-	-	-
John P. Mitola	1,125,000	375,000	-	$0.21	02.18.24	-	-	-	-
John J. Brand	1,125,000	375,000	-	$0.21	02.18.24	-	-	-	-

Compensation of Directors

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees on which they serve. Through 2013, we compensated directors through stock options granted under our 2008 Incentive Compensation Plan and an annual cash stipend. Effective March 19, 2014, we cancelled the options outstanding as of December 31, 2013 described below and issued warrants to directors for the purchase of common stock in lieu thereof pursuant to the terms of Warrant Agreements, the forms of which are attached hereto as Exhibit 10.15 and Exhibit 10.16.

In July of 2008, Edward C. Hurley was appointed as a director of the Company. From his appointment through 2011, we granted Mr. Hurley stock options to purchase an aggregate of 20,000 shares of Company common stock. Such options were cancelled effective March 19, 2014, at which time warrants were granted to Mr. Hurley to purchase 100,000 shares of common stock exercisable according to the vesting schedule at $0.35 per share, the closing price of the stock on the grant date. Pursuant to the vesting schedule, 12,500 warrant shares were exercisable as of the grant date, and the warrants vest thereafter at the rate of 12,500 shares on the first day of each quarter thereafter until fully vested on October 1, 2015. The warrants expire on March 19, 2014. Mr. Hurley also receives cash compensation of $4,000 per quarter, $700 per quarter as Chair of the Compensation Committee and $500 for attendance at any Board committee meeting.

General Wesley K. Clark served as a director of the Company from 2009 until April 9, 2014, at which time he resigned as a director and assumed the position as Special Advisor to the Board. From his appointment through 2011, we granted General Clark stock options to purchase an aggregate of 520,000 shares of Company common. Such options were cancelled effective March 19, 2014, at which time warrants were granted to General Clark to purchase 520,000 shares of common stock exercisable according to the vesting schedule at $0.35 per share, the closing price of the stock on the grant date. Pursuant to the vesting schedule, 65,000 warrant shares were exercisable as of the grant date, and the warrants vest thereafter at the rate of 65,000 shares on the first day of each quarter thereafter until fully vested on October 1, 2015. The warrants expire on March 19, 2024. During his tenure as a director, General Clark also received cash compensation of $4,000 per quarter, $700 per quarter as Chair of the Nominations and Governance Committee and $500 for attendance at any Board committee meeting. There is no change to General Clark’s compensation in his position as Senior Advisor to the Board.

On November 24, 2009, James W. Beck was appointed as a director of the Company.  From his appointment through 2011, we granted Mr. Beck stock options to purchase an aggregate of 20,000 shares of Company common stock. Such options were cancelled effective March 19, 2014, at which time warrants were granted to Mr. Beck to purchase 100,000 shares of common stock exercisable according to the vesting schedule at $0.35 per share, the closing price of the stock on the grant date. Pursuant to the vesting schedule, 12,500 warrant shares were exercisable as of the grant date, and the warrants vest thereafter at the rate of 12,500 shares on the first day of each quarter thereafter until fully vested on October 1, 2015. The warrants expire on January 2, 2024.  Mr. Beck also receives cash compensation of $4,000 per quarter, $1,000 per quarter as Chair of the Audit Committee and $500 for attendance at any Board committee meeting.

On April 9, 2014, Chuck Templeton was appointed as a director of the Company. In connection with his appointment, we granted Mr. Templeton warrants to purchase 200,000 shares of Company common stock exercisable according to the vesting schedule at $0.40 per share, the closing price of the stock on the grant date. Pursuant to the vesting schedule, 25,000 warrant shares were exercisable as of the grant date, and the warrants vest thereafter at the rate of 25,000 shares on the first day of each quarter thereafter until fully vested on January 1, 2016. The warrants expire on April 9, 2024. Mr. Templeton also receives cash compensation of $4,000 per quarter and $500 for attendance at any Board committee meeting.

The table below summarizes the compensation that we paid to non-management directors for the fiscal year ended December 31, 2014.

Director Compensation

Name	Fees Earned or Paid in Cash[1] ($)	Stock Awards ($)	Option (Warrant) Awards[2] ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward C. Hurley	20,800	-	24,307	[3]	-	-	-	45,107
General Wesley Clark[4]	4,700	-	126,396	[5]	-	-	-	131,096
James Beck	22,000	-	24,307	[3]	-	-	-	46,307
Chuck Templeton[6]	12,148	-	68,162	[7]				80,310

1Fees are earned but unpaid

2The determination of value of warrant awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 15 in the financial statements included in this Annual Report. The amounts represent the incremental grant date fair value computed in accordance with FASB ASC 718, of stock warrants granted to the respective director giving effect to cancellation of all previous stock options that had been issued to such director.

3Represents warrants to purchase 100,000 shares of common stock exercisable at $0.35 per share vesting quarterly until fully vested on October 1, 2015. Options to purchase an aggregate of 20,000 shares of common stock were cancelled simultaneously with the grant of the warrants.

4General Clark served as a director until his resignation on April 9, 2014

5Represents warrants to purchase 520,000 shares of common stock exercisable at $0.35 per share vesting quarterly until fully vested on October 1, 2015. Options to purchase an aggregate of 520,000 shares of common stock were cancelled simultaneously with the grant of the warrants.

6Mr. Templeton was appointed as a director on April 9, 2015.

7Represents warrants to purchase 200,000 shares of common stock exercisable at $0.40 per share vesting quarterly until fully vested on October 1, 2015.

Employment Agreements

Daniel J. Juhl is employed under the terms of an Executive Employment Agreement dated January 1, 2012, as amended January 1, 2014 (the “Juhl Employment Agreement”). Under the Juhl Employment Agreement, we employ Mr. Juhl as Chief Executive Officer for a term ending on December 31, 2021. During the first year of the term, Mr. Juhl’s monthly salary was $19,687.50, and Mr. Juhl’s monthly salary is increased by five percent (5%) during each remaining year of the term. We are obligated to pay Mr. Juhl an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by the Board of Directors. The performance bonus is conditioned upon (a) profitable operations of our company for the full year for which the bonus is to be paid and (b) minimum revenue growth during the year for which the bonus is to be paid as established by the Board of Directors. Mr. Juhl was granted warrants to purchase 500,000 shares of common stock of the Company, receives an automobile allowance of $750 per month, 20 days of paid annual vacation and other employee benefits provided to similarly-situated employees. Mr. Juhl is entitled to severance compensation in an amount equal to 90 days’ pay in the event he terminates his employment for good reason. The 2012 Employment Agreement and the 2014 Amendment to Employment Agreement are attached hereto as Exhibit 10.4 and Exhibit 10.5, respectively.

John M. Mitola is employed under the terms of an Executive Employment Agreement dated January 1, 2012, as amended January 1, 2014 (the “Mitola Employment Agreement”). Under the Mitola Employment Agreement, we employ Mr. Mitola as President for a term ending on December 31, 2021. During the first year of the term, Mr. Mitola’s monthly salary was $19,687.50, and Mr. Mitola’s monthly salary is increased by five percent (5%) during each remaining year of the term. We are obligated to pay Mr. Mitola an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by the Board of Directors. The performance bonus is conditioned upon (a) profitable operations of our company for the full year for which the bonus is to be paid and (b) minimum revenue growth during the year for which the bonus is to be paid as established by the Board of Directors. Mr. Mitola was granted warrants to purchase 1,500,000 shares of common stock of the Company, receives an automobile allowance of $750 per month, 20 days of paid annual vacation and other employee benefits provided to similarly-situated employees. Mr. Mitola is entitled to severance compensation in an amount equal to 90 days’ pay in the event he terminates his employment for good reason. The 2012 Employment Agreement and the 2014 Amendment to Employment Agreement are attached hereto as Exhibit 10.6 and Exhibit 10.7, respectively.

John J. Brand is employed under the terms of an Executive Employment Agreement dated January 1, 2012, as amended January 1, 2014 (the “Brand Employment Agreement”). Under the Brand Employment Agreement, we will employ Mr. Brand as Chief Financial Officer for a term ending on December 31, 2021. During the first year of the term, Mr. Brand’s monthly salary was $15,000, and Mr. Brand’s monthly salary is increased in the range of three percent (3%) to five percent (5%) annually based on the judgment of the Board of Directors as recommended by the Compensation Committee based on the balance sheet health of the Company and other relevant factors. We are obligated to pay Mr. Brand an annual performance bonus of a maximum of his annual salary upon reaching certain goals established by the Board of Directors. Mr. Brand was granted warrants to purchase 1,500,000 shares of common stock of the Company, receives an automobile allowance of $750 per month, 20 days of paid annual vacation and other employee benefits provided to similarly-situated employees. Mr. Brand is entitled to severance compensation in an amount equal to 90 days’ pay in the event he terminates his employment for good reason. The 2012 Employment Agreement and the 2014 Amendment to Employment Agreement are attached hereto as Exhibit 10.8 and Exhibit 10.9, respectively.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

On June 16, 2008, we adopted the 2008 Incentive Compensation Plan, and on October 1, 2012 adopted the Amended and Restated 2008 Incentive Compensation Plan.

The following table provides information as of December 31, 2014, with respect to the shares of common stock that may be issued under our existing equity compensation plan.

Equity Compensation Plan Information

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	590,000	$1.39	3,660,000

Equity compensation plans not approved by security holders	6,307,500	$0.27	-

Total	6,897,500	$0.36	3,660,000

The material provisions of the Amended and Restated 2008 Incentive Compensation Plan approved by security holders are described herein. A copy of the Amended and Restated 2008 Incentive Compensation Plan and a copy of the form of option agreement thereunder are included as Exhibits 10.1 and 10.2, respectively, to this Report.

The 6,307,500 options and warrants granted as of December 31, 2014 under equity compensation plans not approved by security holders include the following:

●

Warrants granted September 12, 2012 as compensation to a consultant to purchase 50,000 shares of common stock at $0.50 per share, which warrants expire September 12, 2015. The form of this Warrant Agreement is attached hereto as Exhibit 10.3 to this Report.

●

Warrants granted on February 18, 2014, to executive officers to purchase an aggregate of 3,500,000 shares of common stock at $0.21 per share, exercisable over an 18-month period, which warrants expire February 18, 2024. The form of these Warrant Agreements is attached hereto as Exhibit 10.14 to this Report. Previous option awards to executive officers to purchase an aggregate of 760,000 shares of common stock were cancelled in connection with these warrant grants.

●

Warrants granted on March 19, 2014, to three outside directors and two service providers to purchase an aggregate of 2,020,000 shares of common stock at $0.35 per share, exercisable over an 18-month period, which warrants expire March 19, 2014. The form of these Warrant Agreements is attached hereto as Exhibit 10.15 to this Report. Previous option awards to three outside directors to purchase an aggregate of 560,000 shares of common stock were cancelled in connection with these warrant grants.

●

Warrants granted on April 9, 2014, to an outside director to purchase 200,000 shares of common stock at $0.40 per share, exercisable over an 18-month period, which warrants expire April 9, 2024. The form of this Warrant Agreement is attached hereto as Exhibit 10.16.

●

Warrants granted on August 6, 2014, to an underwriter to purchase 537,500 shares of common stock at $0.23 per share, which warrants expire July 31, 2019. The form of this Warrant Agreement is attached hereto as Exhibit 10.17. These warrants were granted to the underwriter in conjunction with a public offering of the Company’s common stock.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 27, 2015 by:

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

Name (1)	Number of Shares of Common Stock Beneficially Owned (2)		Percentage of Shares or Common Stock Beneficially Owned (3)
5% Stockholders:

Airdrie Partners I, LP (4)	2,288,898		6.28%

Executive Officers and Directors:

Daniel J. Juhl	14,375,000	(5)	39.06%

John P. Mitola	2,433,997	(6)	6.48%

John J. Brand	1,242,994	(7)	3.31%

Edward C. Hurley	105,678	(8)	*

James Beck	107,448	(9)	*

Chuck Templeton	174,936	(10)	*

All executive officers and directors as a group (6 persons)	18,440,053	(5,6,7,8,9,10)	46.89%

*	Represents less than 1%.

1 Other than the 5% Stockholder listed above, the address of each person is c/o Juhl Energy, Inc., 1502 17th Street SE, Pipestone, Minnesota 56186.

2 Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after March 27, 2015, by the exercise or conversion of any warrant, stock option or convertible preferred stock. Unless otherwise noted, shares are owned of record and beneficially by the named person.

3 The calculation in this column is based upon 36,424,826 shares of common stock outstanding on March 27, 2015. The 189,604 treasury shares beneficially held by the Company are excluded from the number of shares of common stock outstanding and are not deemed outstanding for purposes of computing the percentages in this column. The shares of common stock underlying warrants, stock options and convertible preferred stock are deemed outstanding for purposes of computing the percentage of the person holding them but are not deemed outstanding for the purpose of computing the percentage of any other person.

4 The address for Airdrie Partners I, LP is 101 California Street, 13th Floor, San Francisco, CA 94111.

5 Includes (a) 3,500,000 shares of common stock held by Mr. Juhl (b) 3,500,000 shares of common stock held by Mary Juhl, Mr. Juhl’s spouse, (c) 7,000,000 shares of common stock held by the Juhl Family Limited Partnership, a Delaware limited partnership of which Mr. Juhl is the general partner, and (d) 375,000 shares of common stock issuable upon the exercise of stock warrants exercisable within 60 days; does not include 50,000 shares of Series A Preferred Stock of Juhl Renewable Assets, Inc., a wholly-owned subsidiary of the Company, held by Dan Juhl and Mary Juhl.

6 Includes (a) 1,183,997 shares of common stock held by Mr. Mitola, (b) 125,000 shares of common stock held by the Mitola Family Limited Partnership, a Delaware limited partnership of which Mr. Mitola is the general partner and (c) 1,125,000 shares of common stock issuable upon the exercise of stock warrants exercisable within 60 days; does not include 50,000 shares of Series A Preferred Stock of Juhl Renewable Assets, Inc., a wholly-owned subsidiary of the Company, held by an IRA for the benefit of Mr. Mitola.

7 Includes (a) 117,994 shares of common stock held in an IRA for the benefit of Mr. Brand and (b) 1,125,000 shares of common stock issuable upon the exercise of stock warrants exercisable within 60 days; does not include 50,000 shares of Series A Preferred Stock of Juhl Renewable Assets, Inc., a wholly-owned subsidiary of the Company, held by an IRA for the benefit of Mr. Brand.

8 Includes (a) 30,678 shares of common stock held by Mr. Hurley and (b) 75,000 shares of common stock issuable upon the exercise of stock warrants exercisable within 60 days.

9 Includes (a) 32,448 shares of common stock held by Mr. Beck and (b) 75,000 shares of common stock issuable upon the exercise of stock warrants exercisable within 60 days.

10 Includes (a) 49,936 shares of common stock held by the Chuck Templeton Living Trust, of which Mr. Templeton is a trustee, and (b) 125,000 shares of common stock issuable upon the exercise of stock warrants exercisable within 60 days; does not include an aggregate of 500,000 shares of Series A Preferred Stock of Juhl Renewable Assets, Inc., a wholly-owned subsidiary of the Company, held by the Chuck Templeton Living Trust, of which Mr. Templeton is a trustee, and IRAs for the benefit of Mr. Templeton and Julie Templeton (Mr. Templeton’s spouse).

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Juhl Energy provides management, administrative and accounting services to four wind farm operations in which Dan Juhl and immediate family members have less than 5% equity interests in each entity. The revenues earned by the Company in the years ended December 31, 2014 and 2013 was approximately $15,000 per year.

Our CEO, Dan Juhl, is the .1% minority interest member of the 10.2 MW Woodstock Hills wind farm, which the Company acquired a 99.9% membership interest.

Three of our directors, Edward C. Hurley, Chuck Templeton, and James W. Beck are “independent” directors as that term is defined under NASDAQ rules and by the regulations of the Securities Exchange Act of 1934.

Juhl Energy leases office space provided by our CEO, Dan Juhl, at the rate of $1,600 per month over a five year term ending December 31, 2019.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2014, the total fees charged to the Company for audit services were approximately $308,000. These audit fees were incurred for the audit of the Company’s annual financial statements included within Form 10-K, review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, required procedures performed related to the Company Form S-1 registration statement, and the review of the various required periodic reporting filings. The Company incurred approximately $22,000 for tax or other various financial statement consulting services for the year ended December 31, 2014.

For the year ended December 31, 2013, the total fees charged to the Company for audit services were approximately $236,000.  These audit fees were incurred for the audit of the Company’s annual financial statements included within Form 10-K, review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, and the review of the various required periodic reporting filings. The Company incurred approximately $29,000 for tax or other various financial statement consulting services for the year ended December 31, 2013.

The current policy of the board of directors is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit-related fees have been approved by specific board action in 2014 and 2013.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Company’s financial statements filed as part of this annual report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

			Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here- with	Exhibit No.	Form/File No.	Filing Date

3.1	Certificate of Incorporation filed January 30, 2006		3.1	Form SB-2 File No. 333-141010	March 31, 2007

3.2	Certificate of Amendment of Certificate of Incorporation filed September 26, 2006		3.2	Form SB-2 File No. 333-141010	March 31, 2007

3.3	Certificate of Amendment of Certificate of Incorporation filed June 20, 2008 and effective June 24, 2008		3.1	Form 8-K File No. 333-141010	June 24, 2008

3.4	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock filed June 11, 2009		3.4	Form S-1/A File No. 333-154617	June 12, 2009

3.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed September 28, 2009	3(i)	Form 8-K File No. 333-141010	September 28, 2009

3.6	Certificate of Amendment of Certificate of Incorporation filed December 18, 2012 and Certificate of Amendment of Certificate of Amendment of Certificate of Incorporation filed December 20, 2012	3.1	Form 8-K File No. 000-54080	January 2, 2013

3.7	Amended and Restated Bylaws	3	Form 8-K File No. 000-54080	August 22, 2011

4	Specimen common stock certificate	4	Form 10-K File No. 000-54080	April 1, 2013

10.1	Amended and Restated 2008 Incentive Compensation Plan	10.1	Form 10-K File No. 000-54080	April 1, 2013

10.2	Form of Option Agreement under Amended and Restated 2008 Incentive Compensation Plan	10.2	Form 10-K File No. 000-54080	April 1, 2013

10.3	Form of warrant agreement with consultants dated September 12, 2012	10.16	Form 10-K File No. 000-54080	March 30, 2012

10.4	Form of employment Agreement dated January 1, 2012, between the Company and Dan Juhl	10.29	Form 10-K File No. 000-54080	March 30, 2012

10.5	Form of amendment to employment agreement effective as of January 1, 2014, between the Company and Dan Juhl	10.6	Form 10-K File No. 000-54080	April 7, 2014

10.6	Form of employment agreement dated January 1, 2012 between the Company and John Mitola	10.30	Form 10-K File No. 000-54080	March 30, 2012

10.7	Form of amendment to employment agreement effective as of January 1, 2014, between the Company and John Mitola	10.8	Form 10-K File No. 000-54080	April 7, 2014

10.8	Form of employment agreement dated January 1, 2012 between the Company and John Brand	10.31	Form 10-K File No. 000-54080	March 30, 2012

10.9	Form of amendment to employment agreement effective as of January 1, 2014 between the Company and John Brand	10.10	Form 10-K File No. 000-54080	April 7, 2014

10.10	Unit Purchase Agreement dated as of April 30, 2012 between the Company and George Shibayama, Matt Brown and Bryan Eskra (excluding exhibits)	10.1	Form 8-K File No. 000-54080	May 3, 2012

10.11	Form of Securities Purchase Agreement effective as of February 18, 2014 between the Company and Vision Master Opportunity Fund, Ltd. (excluding exhibits)	10.1	Form 8-K File No. 000-54080	February 24, 2014

10.12	Form of Restricted Stock Award Agreement effective as of February 1, 2014 between the Company and Consultant	10.13	Form 10-K File No. 000-54080	April 7, 2014

10.13	Form of Asset Purchase Agreement effective as of February 5, 2014 between the Company and PVPower, Inc. (excluding exhibits and schedules)	10.1	Form 8-K File No. 000-54080	February 11, 2014

10.14	Form of Warrant for Executive Officers	10.1	Form 10-Q File No. 000-54080	May 19, 2014

10.15	Form of Warrant for Directors and Service Providers	10.2	Form 10-Q File No. 000-54080	May 19, 2014

10.16	Form of Warrant for Director	10.1	Form 10-Q File No. 000-54080	August 19, 2014

10.17	Form of Warrant Issued to Northland Securities, Inc.	10.16	Form S-1/A File No. 333-195636	June 6, 2014

10.18	Form of Agreement Among Members, by and among, Juhl Valley View, LLC, beneficial owners of common units of Juhl Valley View, LLC and Juhl Renewable Assets, Inc. (formerly Juhl Wind Asset Investment, Inc.)	10.17	Form S-1/A File No. 333-195636	June 6, 2014

10.19	Amended and Restated Operating and Member Control Agreement of Valley View Transmission, LLC		10.18	Form S-1/A File No. 333-195636	June 23, 2014

14	Code of Ethics		14	Form 10-K File No. 333-141010	March 31, 2009

21	Subsidiaries of the Registrant	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document*	X

101.SCH	XBRL Taxonomy Extension Schema Document*	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

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

JUHL ENERGY, INC.

Date: April 2, 2015	By: /s/ John P. Mitola
John P. Mitola
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John P. Mitola John P. Mitola	President and Director (Principal Executive Officer)	April 2, 2015
/s/Daniel J. Juhl Daniel J. Juhl	Chairman of the Board, Chief Executive Officer and Director	April 2, 2015
/s/John J. Brand John J. Brand	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2015
/s/Edward C. Hurley Edward C. Hurley	Director	April 2, 2015

/s/James W. Beck James W. Beck	Director	April 2, 2015

/s/Chuck Templeton Chuck Templeton	Director	April 2, 2015