Form 10-Q
period 2015-03-31
Juhl Energy, Inc
filed 2015-05-13
CIK 1366312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Common Stock:  36,864,430 shares outstanding as of May 7, 2015.

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Juhl Energy, Inc. (“Juhl Energy” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission” or “SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the consolidated financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2014, previously filed with the Commission, which are included in the Annual Report on Form 10-K filed on April 2, 2015.

JUHL ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 AND DECEMBER 31, 2014

	MARCH 31, 2015	DECEMBER 31, 2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,726,718	$3,143,899
Restricted cash	82,032	82,032
Short-term investments - restricted	80,123	80,084
Accounts receivable, net of allowance for doubtful accounts	1,513,038	1,252,054
Work-in-progress	511,526	485,050
Inventory	94,911	114,418
Other current assets	228,529	183,144
Assets of Discontinued Operations - Current	23,487	98,103
Total current assets	4,260,364	5,438,784

PROPERTY AND EQUIPMENT, Net	24,161,294	24,447,768

OTHER ASSETS
Escrow cash reserves for contractual commitments	1,410,789	1,340,209
Loan costs, net	245,689	257,050
Intangible assets, net	236,666	256,066
Goodwill	214,090	214,090
Assets of discontinued operations - Noncurrent	49,349	51,144
Project development costs and other	160,613	153,088
Total other assets	2,317,196	2,271,647

TOTAL ASSETS	$30,738,854	$32,158,199

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,422,807	$1,713,823
Accrued liabilities	920,057	1,168,880
Billings in excess of costs	115,934	128,352
Deferred revenue - license arrangement and other	317,408	317,408
Current portion of notes payable	1,840,568	1,994,067
Share repurchase obligation	518,450	518,450
Liabilities of discontinued operations	146,161	264,007
Current portion of nonrecourse debt	1,152,434	1,140,207
Total current liabilities	6,433,819	7,245,194

LONG-TERM LIABILITIES
Nonrecourse debt, net of current portion	10,692,355	11,130,764
Notes payable, net of current portion	3,342,179	3,246,419
Other long-term liabilities	912,789	625,942
Deferred revenue - license arrangement and 1603 Grant, net of current portion	1,915,779	1,921,438
Deferred revenue - power purchase contract	4,308,799	4,245,402
Deferred income taxes	42,000	42,000
Total long-term liabilities	21,213,901	21,211,965

REDEEMABLE PREFERRED MEMBERSHIP INTERESTS	2,000,000	2,000,000

REDEEMABLE CUMULATIVE PREFERRED STOCK OF SUBSIDIARY	4,897,700	4,897,700

STOCKHOLDERS' EQUITY (DEFICIT)
Controlling interest in equity:
Preferred Stock, 20,000,000 shares authorized Series B convertible preferred stock - $.0001 par value, 128,042 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	240,391	240,391
Common Stock - $.0001 par value; 100,000,000 shares authorized, 36,614,430 issued and 36,424,826 outstanding as of March 31, 2015 and December 31, 2014, respectively	3,661	3,661
Additional paid-in capital	23,125,929	22,970,796
Treasury stock, 189,604 shares held by the Company at March 31, 2015 and December 31, 2014	(218,965)	(218,965)
Accumulated deficit	(28,003,413)	(27,247,365)
Total equity (deficit) attributable to Juhl Energy, Inc.	(4,852,397)	(4,251,482)
Noncontrolling interest in equity	1,045,831	1,054,822
Total stockholders' equity (deficit)	(3,806,566)	(3,196,660)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$30,738,854	$32,158,199

The following table presents information on assets and liabilities related to a VIE that is consolidated by the Company at March 31, 2015 and December 31, 2014. The difference between total VIE assets and liabilities represents the Company's interests in those entities, which were eliminated in consolidation.

	MARCH 31, 2015	DECEMBER 31, 2014
	(unaudited)
Cash	$341,974	$643,422
Accounts receivable and other current assets	247,332	190,062
Property and equipment, net	14,193,427	14,360,599
All other assets	667,615	674,210
Total assets	$15,450,348	$15,868,293

Accounts payable and accrued expenses	$391,897	$487,841
Deferred revenue- power purchase contract	49,597	45,602
Nonrecourse debt	9,174,881	9,465,703
Total liabilities	$9,616,375	$9,999,146

The assets of the consolidated VIEs are used to settle the liabilities of those entities. Liabilities are nonrecourse to the general credit of the Company.

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015		2014
	(unaudited)		(unaudited)

REVENUE	$3,422,329	100.0%	3,128,657	100.0%

COST OF REVENUES	2,152,086	62.9	2,060,433	65.9

GROSS PROFIT	1,270,243	37.1	1,068,224	34.1

OPERATING EXPENSES
General and administrative expenses	681,384	19.9	765,909	24.5
Payroll and employee benefits	753,231	22.0	708,095	22.6
Wind farm administration expenses	179,048	5.3	113,784	3.6
Total operating expenses	1,613,663	47.2	1,587,788	50.7

OPERATING INCOME (LOSS)	(343,420)	(10.1)	(519,564)	(16.6)

OTHER INCOME (EXPENSE)
Interest and dividend income	1,075	-	184	-
Interest expense	(219,378)	(6.4)	(199,760)	(6.4)
Gain (Loss) on fair value of interest rate swap	-	-	(74,673)	(2.4)
Total other income (expense), net	(218,303)	(6.4)	(274,249)	(8.8)

INCOME (LOSS) BEFORE INCOME TAXES	(561,723)	(16.5)	(793,813)	(25.4)

INCOME TAX BENEFIT (EXPENSE)	-	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(561,723)	(16.5)	(793,813)	(25.4)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	17,156	0.5	(517,308)	(16.5)

NET INCOME (LOSS)	(544,567)	(16.0)	(1,311,121)	(41.9)

LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	26,242	0.8	(366,236)	(11.7)

NET INCOME (LOSS) ATTRIBUTABLE TO JUHL ENERGY, INC.	$(570,809)	(16.8)%	$(944,885)	(30.2)%

PREFERRED DIVIDENDS	185,239		111,141

NET INCOME (LOSS) ATTRIBUTABLE TO JUHL ENERGY COMMON STOCKHOLDERS	$(756,048)		$(1,056,026)

AMOUNT ATTRIBUTABLE TO JUHL ENERGY
Net income (loss) from continuing operations	$(773,204)		$(538,718)
Net income (loss) from discontinued operations, net of taxes	17,156		(517,308)
NET INCOME (LOSS) ATTRIBUTABLE TO JUHL ENERGY	$(756,048)		$(1,056,026)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	$36,424,826		$24,580,883

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
From continuing operations	$(0.02)		$(0.02)
From discontinued operations	0.00		(0.02)
Net income (loss) per share- basic and diluted	$(0.02)		$(0.04)

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015

	Common Stock		Convertible Preferred Stock Series B		Additional Paid-In	Treasury	Accumulated	Total Stockholders' Equity-	Noncontrolling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Juhl Energy	Interest	(deficit)

BALANCE -December 31, 2014	36,614,430	$3,661	128,042	$240,391	$22,970,796	$(218,965)	$(27,247,365)	$(4,251,482)	$1,054,822	$(3,196,660)

Net income (loss)	-	-	-	-	-	-	(570,809)	(570,809)	26,242	(544,567)

Stock-based compensation	-	-	-	-	155,133	-	-	155,133	-	155,133

Dividends on subsidiary preferred stock paid in cash	-	-	-	-	-	-	(109,685)	(109,685)	-	(109,685)

Dividends paid on preferred membership interests in wind farms and other distributions	-	-	-	-	-	-	(75,554)	(75,554)	(35,233)	(110,787)

BALANCE -March 31, 2015 (unaudited)	36,614,430	$3,661	128,042	$240,391	$23,125,929	$(218,965)	$(28,003,413)	$(4,852,397)	$1,045,831	$(3,806,566)

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015	2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(544,567)	(1,311,121)
Net (income) loss from discontinued operations	(17,156)	517,308
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	376,263	339,981
Stock-based compensation	155,133	145,261
Change in allowance for doubtful accounts	(15,456)	-
(Gain) loss on fair value of interest rate swap	-	74,673
Change in operating assets and liabilities:
Accounts receivable	(245,528)	757,922
Work-in-progress	(26,476)	33,750
Inventory	19,507	(11,125)
Costs and estimated earnings in excess of billings	-	849,241
Other current assets	(45,385)	(127,250)
Accounts payable	(291,016)	(996,962)
Promissory notes payable	38,625	38,624
Accrued liabilities	(1,277)	27,328
Billings in excess of costs	(12,418)	-
Derivative instruments - interest rate swap	-	(632,000)
Deferred revenue	71,873	72,730
Other long-term liabilities	39,301	-
Other	(39)	(10,337)
Cash from (used in) operating activities - continuing operations	(498,616)	(231,975)
Cash from (used in) operating activities - discontinued operations	4,327	(46,122)
Net cash provided by (used in) operating activities	(494,289)	(278,097)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for project development costs, net of reimbursements	(7,525)	(46,307)
Payments for property and equipment	(73,163)	(11,673)
Cash from (used in) investing activities - continuing operations	(80,688)	(57,981)
Cash from (used in) investing activities - discontinued operations	-	(3,800)
Net cash provided by (used in) investing activities	(80,688)	(61,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	-	256,217
Escrow deposits related to long-term debt, net	(70,580)	(49,375)
Cash dividends and distributions paid	(220,472)	(111,141)
Net proceeds from sale of preferred stock of subsidiary	-	50,000
Proceeds from notes payable	-	642,212
Principal payments on notes payable	(522,546)	(77,920)
Payments of loan costs	-	(195,930)
Cash from (used in) financing activities - continuing operations	(813,598)	514,062
Cash from (used in) financing activities - discontinued operations	(35,000)	(102,915)
Net cash provided by (used in) financing activities	(848,598)	411,147

NET INCREASE (DECREASE) IN CASH	(1,423,575)	71,269

CASH BEGINNING OF THE PERIOD	3,161,817	1,280,681

CASH END OF THE PERIOD	1,738,242	1,351,950

LESS CASH OF DISCONTINUED OPERATIONS	11,524	21,267

CASH END OF THE PERIOD- CONTINUING OPERATIONS	$1,726,718	$1,330,683

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$304,336	$164,075

NONCASH INVESTING AND FINANCING ACTIVITIES
Series A dividend payment in common stock	$-	$5,316
Issuance of common stock upon conversion of Series A preferred stock	$-	$131,035
Issuance of promissory note for Series A preferred stock dividend	$-	$46,613
Issuance of common stock for PVPower acquisition	$-	$64,730

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014 which was filed with the Securities and Exchange Commission on April 2, 2015.

In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.  The results reported in these condensed consolidated interim financial statements should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2015.

Juhl Energy, Inc. (“Juhl Energy” or “the Company”) conducts business under the following subsidiaries, Juhl Energy Services, Inc. (“JES”), Juhl Energy Development, Inc. (“JEDI”), Juhl Renewable Assets, Inc. (“JRA”), Next Generation Power Systems, Inc. (“NextGen”), Juhl Renewable Energy Systems, Inc. (“JRES”), Power Engineers Collaborative, LLC (“PEC”), and ownership and operational duties over the following operating wind farms: Woodstock Hills LLC (“Woodstock Hills”), Winona County Wind, LLC (“Winona”), Valley View Transmission, LLC (“Valley View”) and 5045 Wind Partners LLC (“Iowa wind farms”). The JTS entity was dissolved in 2015 and is considered a discontinued operation for all years presented.

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

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

Amortization expense, including amounts for deferred loan costs, for the three-month periods ended March 31, 2015 and 2014 was approximately $31,000 and $20,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at March 31, 2015 and December 31, 2014 due to the short maturity nature of these instruments. The carrying value of restricted cash and short-term investments approximate their fair value based on quoted market prices. The Company believes the carrying amount of the long-term debt approximates the fair value due to refinancing a significant portion in 2014, bringing our interest rate to current market rates.

ACCRUED LIABILITIES/OTHER LONG-TERM LIABILITIES

In 2015, approximately $248,000 of accrued liabilities were reclassified to other long term liabilities as a result of a reduction in the expected amount of payments to be made over the next 12 months in connection with previous wind farm reimbursable cost advances that had made by unrelated third parties.

RECLASSIFICATIONS

Certain reclassifications were made to the previously issued 2014 financial statements in the consolidated financial statements in order to apply the presentation requirements to retrospectively present 2015 discontinued operations. These reclassifications of financial information related to discontinued operations have no effect on net income, operating cash flow or stockholders’ equity as previously reported.

2.             GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company currently has negative working capital, negative stockholder’s equity, a history of recurring losses and recurring negative cash flow from operating activities, and has not yet established a source of cash funding to retire obligations coming due within the next twelve months, namely the Company will need to find additional sources of capital to fund the balloon payment of Airdrie Partners note obligation which has been assigned. Additionally, the Company was unable to meet profitability and revenue growth expectations with its JTS subsidiary and, as a result, it was decided in late 2014 to discontinue the operations of this subsidiary. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near term, on the proceeds from financing as a part of the acquisition of additional wind projects and the financing for construction of its larger scale development projects, fee income from development services and additional capital to fund operating activities. There is no assurance that such capital will be available.  The Company intends to position itself so that it may be able to raise additional funds through the capital markets. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.             SUBSIDIARY PREFERRED STOCK

During 2014, our subsidiary, Juhl Renewable Assets, sold approximately $4,900,000 of its Series A Preferred Stock in private sales for the acquisition of specific assets of comparable value, and for other purposes. The preferred stock provides for a 9% annual dividend to its holders, payable quarterly.  The Company has utilized the proceeds raised primarily to provide funding assistance for the acquisition of wind farm assets and to replenish previous advances made by the Company in acquiring its existing ownership interests in wind farms.

Holders of the JRA Preferred Stock will be entitled to receive, to the extent of legally available funds, a dividend of 9% per annum, payable quarterly. Dividends for the three months ended March 31, 2015 and 2014 were approximately $110,000 and $36,000, respectively. The preferred shares carry limited voting rights and have a liquidation preference over common stockholders of the subsidiary. The Company has the call protection right whereby it has the right, but not an obligation, to redeem any outstanding shares subject to the provisions in the certificate of designation. The holders of the preferred stock can require the Company to redeem the shares after June 30, 2015 subject to the terms of the amended certificate of designation. Based on the designations and rights offered to preferred shareholders, the preferred stock is being carried outside of permanent equity on the consolidated balance sheets as Redeemable Cumulative Preferred Stock of Subsidiary at their current redemption value.

4.             CONCENTRATIONS

The Company derived approximately 43% of its revenue for the three months ended March 31, 2015 from two customers primarily as a result of energy and field services (20%) and power plant ownership (23%). The Company derived approximately 63% of its revenue for the three months ended March 31, 2014 from four customers primarily as a result of renewable energy development and construction revenue (14%), energy and field services (25%) and power plant ownership (24%). At March 31, 2015 and December 31, 2014, 64% and 61% of the Company's accounts receivable were due from five and four customers, respectively.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

5.             ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2015	December 31, 2014 *
Accounts receivable	$1,526,528	$1,273,155
Other receivables	11,735	19,579
Allowance for doubtful accounts	(25,225)	(40,680)
Total	$1,513,038	$1,252,054

* Derived from the December 31, 2014 Financial Statements.

6.             PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2015	December 31, 2014 *
Land and improvements	$82,958	$82,958
Building and improvements	292,690	292,690
Equipment, including vehicles	639,646	693,259
Turbines and other wind farm assets	27,914,093	27,914,093
Subtotal	28,929,387	28,983,000
Less accumulated depreciation	(4,768,093)	(4,535,232)
Total	$24,161,294	$24,447,768

* Derived from the December 31, 2014 Financial Statements.

Depreciation expense, including amounts for grant liability amortization, was approximately $345,000 and $320,000 for the three months ended March 31, 2015 and 2014, respectively.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

7.             INCOME TAXES

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the three months ended March 31:

	2015		2014
Statutory tax rate	$(185,000)	34.0%	$(446,000)	34.0%
States taxes, net of federal benefit	(32,000)	5.9	(78,000)	6.0
Nondeductible income/expenses	(42,000)	7.7	-
Increase in valuation allowance	252,000	(46.3)	528,000	(40.3)
Other, net	7,000	(1.3)	(4,000)	0.3
	$-	-%	$-	-%

8.             NOTES PAYABLE

Notes payable consists of the following:

	March 31, 2015	December 31, 2014 *

Note payable to a turbine supplier, including interest at 6%; payable solely through 95% of net cash flows from a wind project; secured by Company’s first secured rights arising out of its Development and Construction Services Agreement with the underlying project. The note payable has been classified as long-term based on estimated payments from project cash flows. Increases in amounts represent accrued interest. See Note 13 for legal proceedings with the turbine supplier.	$3,261,719	$3,223,094

Note payable to Airdrie Partners I, LP for repurchase of preferred stock, due July 31, 2015 with interest at 8%; payable in monthly installments of $40,000; unsecured; subject to default interest rate of 15% in the event of non-payment of the monthly installments or the final payment.	1,709,914	1,797,839

Note payable to bank, due December 2018, with interest at 5.75%; payable in monthly installments of $1,354, and balloon payment of $123,000 at maturity collateralized by land and building, rights to payment under leases, and guaranteed by Juhl Energy.	153,524	155,398

Note payable to bank, due December 2018, with interest at 4.75%; payable in monthly installments of $1,354, collateralized by restricted short-term investments.	57,590	64,155
Total Notes Payable	5,182,747	5,240,486
Less current portion	(1,840,568)	(1,994,067)
Long-term portion	$3,342,179	$3,246,419

* Derived from the December 31, 2014 Financial Statements.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

9.             NONRECOURSE DEBT

Nonrecourse debt obligations consist of the following:

	March 31, 2015	December 31, 2014 *
Note payable to bank, due January 2016, with interest at 5.5%; payable in quarterly installments of $82,031, collateralized by Woodstock Hills assets including turbines and improvements, rights to payment under leases and the power purchase contract.	$317,278	$393,717

Note payable to bank, due in September 2026, payable in quarterly payments of principal and interest of approximately $265,250. Approximately 85% of the loan balance currently carries a fixed rate of 5.39%. Approximately 15% of the loan balance carries a variable interest rate at 300 basis points over the one month LIBO rate (currently 3.15%) ; interest rates will increase by 25 basis points every three years ; collateralized by all Valley View wind farm project assets and subject to restrictive covenants.	9,174,881	9,465,703

Note payable to bank, due in November 2021, payable in monthly payments of approximately $8,333; interest rate is 0%; collateralized by all assets associated with the Iowa wind farms and subject to restrictive covenants.	658,333	683,333

Note payable to bank, due in November 2021, payable in monthly payments of principal and interest of approximately $19,537, with a balloon payment obligation of approximately $614,000 at the due date; Interest rate floats at the New York prime lending rate plus 250 basis points (5.75% at March 31, 2015); interest rate will be fixed at a rate of 5.75% for the first four years, at which point the rate will be fixed at the NY prime lending rate plus 250 basis points, subject to a ceiling of 7.75% and a floor of 5.75%; collateralized by all assets associated with two wind farm entities located in Iowa and subject to restrictive covenants.

	1,694,297	1,728,218
Total nonrecourse debt	11,844,789	12,270,971
Less current portion	(1,152,434)	(1,140,207)
Long-term portion	$10,692,355	$11,130,764

* Derived from the December 31, 2014 Financial Statements.

10.           STOCK-BASED COMPENSATION

The Company has an incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and any other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. The maximum shares reserved under the plan is 4,500,000 shares. As of March 31, 2015, the Company had 3,660,000 shares available for award under the plan. The Company entered into an agreement with an outside vendor providing the vendor with 250,000 restricted stock shares and cash. The shares and expense will be issued and recognized during the second quarter of 2015.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

Stock Options

The following table summarizes information for options outstanding and exercisable at March 31, 2015.

	Weighted Average Exercise Price	Option Shares
Outstanding at December 31, 2014	$1.41	590,000
Granted	$-	-
Exercised		-
Expired		-
Forfeited or canceled	$-	-
Outstanding at March 31, 2015	$1.41	590,000

Options exercisable at March 31, 2015	$1.51	515,000

Stock warrants

The following table summarizes information for warrants outstanding and vested at March 31, 2015:

Issue Date	Number of Warrants	Expiration Date	Exercise Price Per Share	Warrants Vested
September 2012	50,000	December 2015	$0.50	50,000
February 2014	3,500,000	February 2024	$0.21	2,187,500
March 2014	2,020,000	March 2024	$0.35	1,262,500
April 2014	200,000	April 2024	$0.40	100,000
August 2014	537,500	July 2019	$0.23	537,500
Total	6,307,500			4,137,500

Stock compensation expense

For the three months ended March 31, 2015, the Company recognized approximately $155,000 of stock compensation expense including approximately $138,000 for warrants issued to directors, officers and service providers, and approximately $17,000 for stock options and restricted stock. For the three months ended March 31, 2014, the company recognized approximately $145,000 in stock compensation expense. As of March 31, 2015, there was approximately $432,000 total unrecognized stock compensation expense. This cost is expected to be recognized over a weighted-average period of approximately one year.

11.           BUSINESS SEGMENTS

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

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

Segment profit excludes results reported as discontinued operations and accounting changes. Segment profit also excludes the portion of earnings or loss attributable to noncontrolling interests of consolidated subsidiaries, and as such only includes the portion of earnings or loss attributable to our share of the consolidated earnings or loss of consolidated subsidiaries. The segment information presented below recasts 2014 information to remove the effect of discontinued operations of the tower services revenue and expenses.

The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	For the Three Months Ended
	March 31,
	2015	2014
Revenue:
Renewable energy development	$694,616	$519,787
Renewable power plant ownership	989,356	827,560
Energy & field services	1,864,601	1,899,167
Eliminations	(126,244)	(117,857)
Total Revenue	$3,422,329	$3,128,657

Income (loss) from operations:
Renewable energy development	$(35,060)	$(33,322)
Renewable power plant ownership	252,000	255,365
Energy & field services	288,705	160,200
Corporate and other	(849,065)	(901,807)
Income (loss) from operations	(343,420)	(519,564)
Other income (loss), net	(218,303)	(274,249)
Income (loss) before income taxes from continuing operations	$(561,723)	$(793,813)

	As of	As of
	March 31,	March 31,
	2015	2014
Total Assets:
Renewable energy development	$1,274,891	$1,158,148
Renewable power plant ownership	26,332,255	25,436,349
Energy & field services	2,356,653	2,651,850
Corporate and other	775,055	927,225
Total assets	$30,738,854	$30,173,572

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

12.           BUSINESS ACQUISITIONS

Iowa Wind Farms

In August 2014, the Company closed on the purchase of 100% of the membership interests of limited liability companies comprising 3.2 MW of wind energy facilities in Iowa (the “Iowa wind farms”). The total consideration was approximately $4,346,000.

Pro forma information:

The following unaudited pro forma summary presents consolidated information of Juhl Energy, Inc. as if the business combination had occurred on January 1, 2014:

	Three months ended March 31
	2015	2014
Net revenue	$3,422,000	$3,334,000
Net income (loss) before taxes	$(545,000)	$(1,238,000)

Juhl Energy, Inc. did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Costs of acquiring the Iowa Wind Farms is not considered material for purposes of the pro forma adjustments.

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the Iowa wind farms to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 1, 2014, with the consequential tax effects.

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

14.           COMMITMENT AND CONTINGENCIES

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

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

15.          DISCONTINUED OPERATIONS

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

	2015	2014
Operations
Revenue	$-	$87,000

Income (loss) from discontinued operations before income taxes	17,156	(517,000)
Benefit (provision) for income taxes	-	-
Income (loss) from discontinued operations, net of taxes	$17,156	$(517,000)

Assets and liabilities of discontinued operations are reflected in separate classifications of current assets, non-current assets and current liabilities. Assets are valued based on estimated realizable values. Liabilities are reflected based on amounts at which the underlying obligations will be settled.

	March 31, 2015	December 31, 2014 *
Assets:
Current	$23,000	$98,000
Noncurrent	35,000	51,000
Liabilities:
Current	(147,000)	(264,000)

Net Assets (deficit)	$(89,000)	$(115,000)

* Derived from the December 31, 2014 Financial Statements.

Liabilities include the following bank line of credit obligation:

Notes payable consists of the following:

	March 31, 2015	December 31, 2014 *
Note payable to a bank with revolving draw feature; $500,000 maximum loan amount subject to borrowing base consisting of 80% of eligible accounts receivable; interest at the Wall Street Journal prime rate plus 2.25% (5.5% at March 31, 2015 and December 31, 2014); due April 2015, interest payable monthly; collateralized by all assets of JTS; subject to financial covenants including current ratio, debt service coverage, and leverage ratio for JTS; guaranteed by Juhl Energy. The Company has certain covenant violations as described below.	96,583	131,583

Total Notes Payable	$96,583	$131,583

* Derived from the December 341, 2014 Financial Satements.

At March 31, 2015 and as of the date of these condensed consolidated financial statements, we were not in compliance with certain debt covenants with respect to the bank note and as such, the note is subject to a payoff demand by the lender. The non-compliance has no impact on the classification of the note as it is recorded as a current liability. The note is also subject to a parent guarantee. The Company expects to either retire the note with payment in full or reach another agreement with the bank using re-negotiated payment terms. There can be no assurance that any debt covenant waivers or amendments will be obtained, or that the debt could be refinanced with other financial institutions on favorable terms.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.

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
Juhl Renewable Energy Systems	Juhl Renewable Energy Systems, Inc.,
a Delaware corporation, our wholly-owned subsidiary formed on February 2, 2012
Juhl Tower Services	Juhl Tower Services, Inc.,
a Delaware corporation, a wholly-owned subsidiary of Juhl Energy Services formed on February 8, 2013, which we have discontinued operations, and dissolved the entity on February 6, 2015
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

PEC or Power Engineers Collaborative	Power Engineers Collaborative, LLC,
an Illinois limited liability company, which we acquired on April 30, 2012 and which is now our wholly-owned subsidiary
Iowa Wind Farms	5045 Wind Partners, LLC,

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

As we experience growth in small-scale solar through our acquisition of PV Power, the Company announced in July 2014 that Juhl Renewable Energy Systems was named as lead contractor for all rooftop installations completed through the “Solar Chicago Program”. The “Solar Chicago Program” provides affordable and efficient renewable energy solutions for its residential property owners throughout the Chicago metro area. Juhl Renewable Energy Systems has completed approximately eleven projects as of March 2015 and expects to complete up to 30 more projects in the first half of 2015, using the assistance of two qualified subcontractors. Further, PEC, our engineering subsidiary, will support the Company’s project management efforts including energy modeling, and the design and installation of the solar projects. In addition to the PVPower Platform and the design and installation of rooftop solar in Chicago, Juhl Renewable Energy Systems offers small wind and solar products for onsite energy generation and battery backup, such as SolarBank®, and is exploring additional battery storage partnerships, and intend to pioneer new wind/solar/storage hybrid renewable systems. Juhl Renewable Energy Systems has approximately 150 kw of projects with a contract value of approximately $700,000, including the Solar Chicago program and other projects in Minnesota, excluding other outstanding sales proposals under consideration by potential customers.

Overall, Juhl Energy’s diverse business strategy has allowed us to remain well-positioned for future growth despite the uncertainty surrounding federal policy with respect to tax incentives which have impacted businesses operating in the wind industry. Our business and operating strategy, among other things, is to continue to develop into an innovative, diverse and balanced clean energy company. We will work to leverage our portfolio of existing community wind power projects, develop new wind farm projects, including at industrial plants to help reduce the carbon footprint of manufacturers, and take equity ownership positions in existing community-based wind farms. Further, we are continuing to diversify our business operations by expanding our product offerings to energy conscious consumers with the development of our small scale renewables, including wind turbines and solar products, and expanding our services offerings to provide engineering services for our clients. More recently, we expanded our maintenance services capabilities to include cellular towers but due to lack of profitability and inability to generate positive cash flows, we discontinued operations in the fourth quarter of 2014, and such entity is now dissolved as of February 2015.

One of our strategies for growth is to acquire complementary, higher-margin industry service providers. Notably, in 2012, we acquired Power Engineers Collaborative, LLC (“PEC”), which is an engineering services company. We believe that the expansion into engineering consulting services has significantly increased our ability to grow our revenues beyond development and construction of community wind projects into the full range of clean energy projects including natural gas, biomass, waste-to-energy, medium-to-large on-site solar, and support to larger wind farm construction. We have experienced growth in revenues for PEC and expect this to continue, complimented by our experience in wind farm development and construction. As our engineering arm, PEC participates as the owner's engineer throughout the development and execution of projects utilizing biomass, waste products, and other renewable sources including both wind and solar.

With regard to our entry into expansion of maintenance services to cellular towers to the U.S. telecommunication industry in the first quarter of 2013 through Juhl Tower Services, a wholly-owned subsidiary of Juhl Energy Services, we did not meet profitability or revenue expectations. Therefore, we discontinued operations in the fourth quarter of 2014, and such entity is now dissolved as of February 2015.

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

The accounting policies for each segment are the same as those described in the summary of significant accounting policies (as set forth in the notes to the condensed consolidated financial statements). Segment income or loss does not include any allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaid expenses, inventory, work-in-progress, property and equipment and escrow deposits.  Unallocated assets include corporate cash, short-term investments, deferred tax amounts and other corporate assets.  Inter-segment balances and transactions have been eliminated.

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

Demand for Renewable Energy

Growth in wind power and other renewables is being driven by several environmental and socioeconomic factors including:

●	ongoing increases in demand for electricity as a result of population growth and growth in energy consuming devices such as computers, televisions and air conditioning systems;
●	the fluctuating costs of fuel required to operate existing conventional electric generation facilities such as coal, natural gas, nuclear and oil;
●	uncertainty surrounding the growth potential of nuclear power plants and decommissioning of coal-fired power plants;
●	the decrease in the costs associated with solar energy; and
●	the increase in governmental incentive programs to encourage use of renewable energy products.

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

Telecommunications Industry

In 2013, we entered into the telecommunications industry through Juhl Tower Services. During 2013 and 2014, we incurred significant costs for start-up and organizational purposes, establishing our presence in the market, and managing productivity, and we made a significant investment and incurred operating losses in 2013 and 2014 together with negative cash flow. Since we did not meet profitability and revenue expectations, in late 2014 we decided to significantly wind down the operations of Juhl Tower Services, and in February 2015 we dissolved the tower services entity. Juhl Tower Services is treated as a discontinued operation. See Note 15 to the condensed consolidated financial statements.

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

Results of Operations

Comparison of Three-Month Periods Ended March 31, 2015 and March 31, 2014

Overview

Our general activity during the first quarter of 2015 was primarily focused on the following activities (as broken down by our segments):

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

In the first quarter of 2015, we continued our active development, through Juhl Energy Development, of 21 wind farm projects comprising approximately 260 MW of development in Midwestern, western and eastern regions of the United States. This allows us to diversify our development portfolio by adding projects throughout North America and in the regions that generally experience higher electric rates.

As a result of investments made in the acquisition of PVPower in February 2014 along with establishing sales capabilities in the area of small commercial and residential solar installations, we are generating revenue streams from online solar product sales and have been building a pipeline of projects for residential and small commercial installations. During the first quarter of 2015, the solar-related revenues exceeded $650,000. To date, Juhl Renewable Energy Systems has approximately 150 KW of projects of accepted sales proposals for solar projects with a completed project value of approximately $700,000, including the Solar Chicago program and other projects in Minnesota.

Renewable Power Plant Ownership

We continued our focus on identifying existing renewable energy generating assets for purposes of acquiring ownership by our subsidiary, Juhl Renewable Assets.  With the acquisition of the Iowa Wind Farms in 2014, we now have ownership in approximately 25 MW of wind energy projects. In addition, we have entered into a non-binding term sheet in April 2015 for the acquisition of an additional 20-25 MW of wind energy facilities in the Upper Midwest. The acquisition is subject to the completion of due diligence activities, together with making financial arrangements with third parties for the payment of the purchase price and additional funding for working capital, cash reserves and other soft costs expected to be in the range of $6-8 million. We would expect a closing in mid-summer 2015.

Energy & Field Services

We continue our efforts in growing revenues in our engineering consulting area where we focus our engineering services to the power industry and commercial central plant facilities. In particular, we entered into a services contract in June 2014 for a guaranteed maximum price of approximately $3.4 million with a customer to provide engineering services associated with the construction of a 350 MW natural gas combustion facility in Texas. The engineering consulting services are largely focused on projects involving the utility industry and central plants.

As we have previously disclosed, due to lack of profitability and revenue growth, we have dissolved our tower services entity, Juhl Tower Services, in February 2015. Tower maintenance services related to our subsidiary, Juhl Tower Services, is no longer included in continuing operations for the Energy and Field Services segment and has been separately reported as a discontinued operation for 2014 comparisons.

Revenue

Total revenue increased by approximately $293,000, or 9.4%, from approximately $3,129,000 for the quarter ended March 31, 2014, to approximately $3,422,000 for the quarter ended March 31, 2015.

A comparison of our revenue for the quarter ended March 31, 2015 and 2014 is as follows:

	For the Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Revenue:
Renewable energy development	$695,000	$520,000	$175,000	33.7%
Renewable power plant ownership	$989,000	$828,000	161,000	19.4%
Energy & field services	$1,864,000	$1,899,000	(35,000)	(1.8)%
Eliminations	$(126,000)	$(118,000)	(8,000)	6.8%
Total Revenue	$3,422,000	$3,129,000	$293,000	9.4%

The Company’s revenue comparisons above have been changed from prior presentations to adjust for the reclassification of tower services to discontinued operations.

Renewable Energy Development:

Revenue in the Renewable Energy Development segment increased by approximately $175,000 for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014. The increase in revenue over the quarter were primarily a result of approximately $611,000 of increased revenue from online solar product sales and small renewable energy projects, offset by revenue in 2014 related to the completion of the development and construction of the wind facility for Honda in Russells Point, OH.

Our revenues from wind farm development and construction are normally dependent upon a number of factors including project financing arrangements, our ability to reach contractual agreements for turbine supply and construction services, permitting and variable interest entity rules.

Renewable Power Plant Ownership:

Revenue for electricity sales for the quarter ended March 31, 2015 increased by approximately $161,000, or 19.4%, over 2014. The revenue relates to the five wind farms in which the Company maintains controlling ownership or is considered the primary beneficiary under variable interest entity accounting rules. The increase was primarily related to the revenues attributable to the Iowa wind farms acquired in August 2014 for which no revenue had been recognized during the prior quarter ended March 31, 2014. Revenues will fluctuate as a result of wind speeds in the geographical areas of these wind farms and therefore revenues will vary accordingly. In addition, electricity sales revenue is adjusted based on the use of an accounting revenue recognition policy that reduces the current billing amounts to the average rate over the term of the power purchase contract. We have entered into a non-binding term sheet in April 2015 for the acquisition of an additional 20-25 MW of wind energy facilities in the Upper Midwest. The acquisition is subject to the completion of due diligence activities, together with making financial arrangements with third parties for the payment of the purchase price and additional funding for working capital, cash reserves and other soft costs expected to be in the range of $6-8 million. We would expect a closing in mid-summer 2015.

Energy & Field Services:

Revenue in the Energy & Field Services segment decreased by approximately $35,000, or 1.8%, from approximately $1,899,000 for the quarter ended March 31, 2014, to approximately $1,864,000 for the quarter ended March 31, 2015. While the overall revenues in this segment are generally flat, we observed an increase in our field services as a result of an additional wind farm maintenance agreement and engineering services to the utility industry, offset by decrease in engineering revenues attributable to the commercial building systems as a result of our desire to focus our engineering services more on utility and central plant facilities contracts.

We expect that our revenues for the remainder of 2015 will increase as a result of the acquisition from the Iowa Wind Farms acquired in 2014, possible acquisition of additional wind farm facilities during the remainder of 2015, and solar project installations. Our completed wind farm developments typically result in new revenue streams for management services.  In addition, we expect to make bid proposals on existing wind farms for maintenance services and to the extent we are successful in our bids, our revenues will grow accordingly. We have opportunities for additional revenue increases in the renewable energy development segment with regard to wind farm development for 2015, but at this time it is not possible to be assured of the timing of such revenue, if any.

Cost of Revenues

Cost of revenues increased by approximately $92,000, or 4.4% from approximately $2,060,000 for the quarter ended March 31, 2014 to approximately $2,152,000 for the quarter ended March 31, 2015.

The comparison of the quarter ended March 31, 2015 to March 31, 2014 is affected by four primary factors:

●	cost of revenues in 2015 includes an increase of approximately $465,000 in increased costs related to the additional revenue attributable to solar products and installation services;
●	cost of revenues in 2015 includes an increase of approximately $97,000 for acquired wind farms that did not have such costs a year ago;
●	cost of revenues in 2015 includes a decrease of approximately $205,000 for cost fluctuations in engineering personnel and subcontracted capabilities as compared to 2014; and
●	cost of revenues in 2015 includes a decrease of approximately $271,000 of construction costs to complete the wind farm project at Honda in Ohio, whereas there were no construction costs in 2015.

Gross margins for the three month period ended March 31, 2015 were approximately $202,000 higher than the same period a year ago. The increased margins were attributable to approximately $146,000 from and solar product and installation sales margins; together with $64,000 from increased electricity sales from the acquisition of the Iowa wind farms, and increased margins of approximately $87,000 from engineering services, offset by construction/development margins of approximately $147,000 for the Honda wind farm project a year ago whereas we completed no wind farm projects yet in 2015.

Operating Expenses

General and Administrative Expenses. General and administrative expenses decreased by approximately $85,000, or 11.0%, from approximately $766,000 for the quarter ended March 31, 2014 to approximately $681,000 for the quarter ended March 31, 2015. The decrease in general and administrative expenses was primarily attributable to lower legal fees and advertising costs in comparison to levels incurred in 2014.

Payroll and Employee Benefits. Payroll and employee benefits expenses increased by approximately $45,000, or 6.4%, from approximately $708,000 for the quarter ended March 31, 2014 to approximately $753,000 for the quarter ended March 31, 2015. The increase in payroll and employee benefits is primarily related to salary rate increases and sales commissions in comparison with 2014.

The payroll expenses related to engineering consulting employees who are directly performing engineering activities are recorded in cost of revenues.  Payroll related to maintenance services employees are also considered as a part of cost of revenues.

Wind Farm Administration Expenses. Wind farm administration expenses increased by approximately $65,000, or 1.6%, from approximately $114,000 for the quarter ended March 31, 2014 to approximately $179,000 for the quarter ended March 31, 2015. Wind farm administration expenses represent costs that we incur to perform administrative services with respect to our management services contracts, as well as the general and administrative expenses incurred directly within the wind farm entities (Valley View, Winona Wind, Woodstock Hills and the Iowa Wind Farms) that we are consolidating. The increase in expenses was primarily attributable to legal expenses with respect to legal actions taken against a turbine supplier for turbine performance issues.

Operating Income (Loss)

Our operating loss represents a decrease of approximately $177,000, from an operating loss of approximately $520,000 for the quarter ended March 31, 2014 compared to operating loss of approximately $343,000 for the quarter ended March 31, 2015.

The decrease in our operating loss for the quarter ended March 31, 2015 as compared to 2014 is primarily attributable to the increase in gross margins achieved from our Energy and Field Services segment and the Iowa wind farm acquisition, while our operating expenses remained relatively constant.

Other Income (Expense)

Other expense decreased approximately $56,000 for the quarter ended March 31, 2015 compared to March 31, 2014 primarily due to an decrease in interest expense of approximately $20,000 as loans are being paid down and offset by the fair value adjustment for an interest rate swap arrangement of approximately $74,000 for the same quarter a year ago versus no fair value loss adjustment in the current quarter. The interest rate swap arrangement was terminated in March 2014 and no further adjustments will be required.

Discontinued Operations

Discontinued operations include the net operating results of the tower maintenance services subsidiary, Juhl Tower Services. During 2015, we recognized income of approximately $17,000 in the winding up of the Juhl Tower Services affairs. Juhl Tower Services incurred a net loss of approximately $517,000 for the three month period ended March 31, 2014. A summary of these operating results is provided in the financial statement Note 15 included in the report. There may be some ongoing impact of discontinued operations in 2015 as a result of the dissolution and winding up the affairs of Juhl Tower Services. However, we do not expect such impact to be material.

Net Income (Loss)

Net loss decreased by approximately $766,000, or 58.5%, from a net loss of approximately $1,311,000 for the quarter ended March 31, 2014 to net loss of approximately $545,000 for the quarter ended March 31, 2015.

The decrease in the net loss for the quarter ended March 31, 2015 is primarily attributable to the reduction in losses of the tower services subsidiary together with the reasons noted in the Operating Income (Loss) above for gross margin increases.

Changes in the Financial Condition for the Period ended March 31, 2015

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Accounts receivable of approximately $1,513,000 at March 31, 2015 included approximately $728,000 for engineering consulting, maintenance and management services open accounts, approximately $138,000 from solar product and installation sales, and approximately $612,000 related to receivables from selling electrical power to a credit-rated utility companies. The receivables include allowances for doubtful accounts of approximately $25,000 which we believe are sufficient to cover any potential uncollectible amounts. Accounts receivable of approximately $1,252,000 at December 31, 2014 included approximately $701,000 for engineering consulting, and approximately $383,000 related to receivables from selling electrical power to a credit-rated utility company.

Property and Equipment

As of March 31, 2015 and December 31, 2014, we held approximately $24,161,000 and $24,448,000 in net book value of property and equipment, respectively.  The assets include approximately $27,986,000 (at recorded cost) in wind turbine assets of Woodstock Hills, Valley View, Winona County and Iowa Wind Farms. The wind farm assets were booked at fair value at the time of the acquisition for the Woodstock Hills, Valley View and Iowa Wind Farm entities, and at book value for Winona County due to common control. Other assets included in property and equipment includes land, buildings, office equipment, shop equipment and service vehicles. The Winona Wind assets have been impaired by $1,830,000 through an adjustment made in 2014.

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

At March 31, 2015, we carried approximately $1,727,000 in cash on the balance sheet (excluding restricted cash).  Our unrestricted cash balances decreased by approximately $1,417,000 during the three months ended March 31, 2015. The decrease in cash resources since the beginning of the year is primarily related to payment of approximately $300,000 to vendors following our collection of a $1.5 million development fee in late 2014, making two periodic payments on the Valley View wind farm loan within this quarter, together with cash payments for other bank loan payments and funding of our operating loss during the period. In addition, we manage accounts payable balances commensurate with collection of our receivables, and have maintained our operating expenses relatively flat on a comparative basis with 2014. Further explanation of the changes within our cash balances is included in the commentary below regarding operating, investing and financing activities.

The Company currently has negative working capital, a history of recurring losses, a stockholders’ equity deficit, and has not yet established a source of cash funding to retire debt obligations coming due within the next twelve months, particularly the July 2015 balloon payment obligation of approximately $1.6 million with respect to a securities purchase note obligation (which has now been assigned and is payable to Airdrie Partners as described below under Note Obligation). These factors raise substantial doubt about the Company's ability to continue as a going concern (see Note 2 to the condensed consolidated financial statements). The Company is currently working to sustain a stabilized source of revenues, operating income and cash flow sufficient to cover operating costs over an extended period of time. This includes bringing consistency of fee revenue and profitability to the highly cyclical nature of the wind farm development and construction aspects of our business model, which are subject to risks and uncertainties surrounding project timing, financing and legislated energy policy. Critical elements of these steps include identifying opportunities for acquisition of operating wind farms, and balancing its Renewable Energy Development segment activities between those acquisition activities and new wind energy development opportunities. The Company has generally completed its wind down of the telecommunications tower services business entity which was the source of approximately $3.1 million of cash flow operating losses since inception in February 2013. The Company has not yet obtained an agreement with its liability insurance carrier with respect to coverage of defense costs associated with the legal proceedings on the Winona Wind project (see Turbine Supply Note and Legal Proceedings below), which have negatively impacted cash flow by over $400,000 since early 2014. Management has taken measures and believes it has established annual profitability in the Energy and Field Services and Power Plant Ownership segments.

Juhl Renewable Assets preferred stock and other redeemable preferred membership interests

Our subsidiary, Juhl Renewable Assets, has sold approximately $4.8 million of its Series A Preferred Stock, net of costs of raising the capital, in private sales for the acquisition of specific wind farm assets of comparable value, and for other purposes. The preferred stock provides for a 9% annual dividend to its holders, payable quarterly. These shares of preferred stock provide for certain redemption rights for the respective stockholders in the event that Juhl Renewable Assets does not file a registration statement by June 30, 2015, or upon such other later date as approved by the Board of Directors of Juhl Renewable Assets in the best interest of Juhl Renewable Assets, to cover a certain number of such shares as deemed reasonable by Juhl Renewable Assets, or in certain cases, certain subscription agreements of approximately $3.2 million contain a provision that allows a put right to Juhl Renewable Assets for a redemption of a portion of their stockholdings ratably over ten years.

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

Note Obligation

In February 2014, the Company entered into a Securities Purchase Agreement with the primary Series A Preferred stockholder whereby the Company agreed to purchase 10,398,750 shares of Preferred Stock of the Company held by Vision Opportunity Master Fund, Ltd. (“Vision”) (consisting of 4,560,000 shares of Series A Preferred Stock and 5,838,750 shares of Series B Preferred Stock) for a total purchase price of approximately $2,184,000 (the “Purchase Price”).  The Company agreed to pay the purchase price in the following manner: (i) pay a non-refundable $40,000 deposit on date of execution of the Purchase Agreement; (ii) pay a non-refundable payment of $40,000 on or before March 15, 2014; and (iii) issue Seller an amortizing promissory note on April 1, 2014, with a principal sum of approximately $2,104,000 for the remaining balance of the Purchase Price, with an interest rate of 8% and a maturity date of May 1, 2015 (the “Note”).  The Purchase Price was satisfied and the conditions were met, and the transaction closed on April 1, 2014.  The outstanding balance on the Note, as amended, at March 31, 2015 is approximately $1,710,000, including accrued interest, and requires monthly payments of $40,000 until the maturity date.  The Company has been making each of the $40,000 monthly payments.

On August 18, 2014, The Company and Vision entered into an amendment agreement with respect to the Note (the “Amendment No. 1”), whereby among other things, Vision agreed to extend the maturity date of the Note to July 31, 2015. The Amendment No. 1 to the Note does not change the requirement for the Company to make minimum cash payments of $40,000 per month through the new maturity date.

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

The Company is currently investigating funding options with respect to the payment of the Amended Note due July 31, 2015. The Company will need to find additional sources of capital to fund the balloon payment of the Amended Note which is expected to be approximately $1.6 million including interest and assuming that the Company makes all monthly $40,000 payments until the due date. There are no assurances that additional sources of capital will be available to refinance the Amended Note when due.

Turbine Supply Note and Legal Proceedings

Our balance sheet at March 31, 2015 includes a promissory note payable of approximately $3,262,000 to a turbine supplier for amounts due for turbines on the Winona County wind project.  The note was initially payable in April 2012 assuming that the project was able to raise permanent project debt financing. It has proven difficult for the underlying project to obtain outside debt or equity financing as a result of the nature of turbines being a new introduction to the U.S. market together with turbine performance issues. Until such time that debt or other sources of outside financing is achieved, the note is payable through free cash flows available from the Winona County wind project, and as such, approximately $3,166,000 has been classified as long-term based on our assessment of future cash flows that are expected beyond one year. The Company has a secured interest in the Winona County wind project.

The turbine supplier has filed a suit against the Winona County wind project and the Company (and other defendants) for non-payment of the note, among other claims, which the defendants, including the Company, dispute such allegations (as described more fully under “Legal Proceedings”). We do not expect that our liquidity will be affected other than the ongoing defense costs related to the suit and costs to arbitrate our counterclaims for breach of contract. We are currently working with the insurance carrier for coverage of defense costs and to-date we have not yet received any reimbursements under the applicable liability policy.

Working Capital Financing

We have established a $600,000 bank line of credit for the engineering services business to assist in the funding of business activities using accounts receivable as a borrowing base; however, the bank line is subject to the amount of open receivables and eligibility requirements, and must be renewed annually. In addition, we have a $500,000 bank line of credit for the tower services business that expired in April 2015 that will require us to either pay off with assets of the discontinued tower services division, or funds made available from the parent company, acting as guarantor of the loan balance of approximately $75,000 as of May 6, 2015. While the lender has not foreclosed on the loan, we will be working further with the lender to sell assets of the tower division in order to repay the loan balance, and possibly extend the loan to allow us additional time to accomplish asset sales. We have been in noncompliance with certain covenants with respect to the tower services loan.

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

Future Growth and Financing

We are currently analyzing existing wind farm or solar portfolios of owners who may be interested in selling their ownership interests in such portfolios. We would anticipate that we may sell equity securities such as Juhl Renewable Assets Series A Preferred Stock in combination with resources that we believe will be available to us from outside debt or tax equity investment resources in order to finance these initiatives. We have entered into a non-binding term sheet in April 2015 for the acquisition of an additional 20-25 MW of wind energy facilities in the Upper Midwest. The acquisition is subject to the completion of due diligence activities, together with making financial arrangements with third parties for the payment of the purchase price and additional funding for working capital, cash reserves and other soft costs expected to be in the range of $6-8 million. We would expect a closing in mid-summer 2015. We have identified various projects for further analysis, but it is difficult to predict with any certainty whether we will be successful in any negotiations for the acquisition of any further projects.

We will continue our internal efforts to assist project owners in arranging financing terms for each wind farm and solar project under development, and also to acquire energy assets.  The ability to assist project owners with obtaining debt and equity financing, or obtaining financing for asset purchases, is a material factor in producing our future development fee and electricity sales revenue streams and cash flow. Further, our goal is to be able to use our capitalization resulting from our subsidiaries such as Juhl Renewable Assets, a preferred renewable asset equity vehicle, to pre-fund development costs to help alleviate the dependence on third parties to loan money to project owners and to help secure development fees from such projects to stabilize revenue streams and cash flow.

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

Subject to our ability to address our current liquidity issues as referenced above, our future growth strategy is dependent upon diversifying our service offerings in the renewable energy space through the integration of our operating subsidiaries to generate a predictable revenue stream.  Specific to wind, we will continue to pursue new wind farm developments in order to maintain an active backlog of projects, including distributed generation projects that involve corporate businesses that, like utilities, express a desire to purchase electricity produced by wind farms on long-term contracts. However, we cannot assure that actions will be successful. Should revenue decline to a level significantly below our current expectations, we would reduce capital expenditures and implement cost-reduction initiatives which we believe will be sufficient to ensure that funds generated from operations, together with existing cash and funds available from borrowing under any open credit agreement. We expect to increase our engineering services revenue through organic growth by focusing on the utility and energy sector. The capital required to achieve services growth can be accommodated within our existing working capital and bank line capability.

In conjunction with our financing activities as described above, we believe that we would be able to more quickly bring wind farm or solar projects through the early development and construction stages if we were able to access a funding mechanism that we could utilize in sponsoring wind farm developments.  We will continue to seek this type of sponsoring arrangement, and one that could possibly work in tandem with our current project ownership entity, Juhl Renewable Assets. Through Juhl Renewable Assets, this provides us with the ability to acquire ownership positions in energy assets. We intend to raise funds to purchase additional wind and other energy-related assets through the selling of preferred stock in Juhl Renewable Assets in order to fund our acquisition opportunities.  By securing our own funding for ownership positions, this may avoid delays and difficulties of obtaining financing from traditional lending sources and continue to provide access to financing.

Net Cash – Operating Activities

Net cash used in operating activities increased by approximately $216,000, from the net cash used in operating activities of approximately $278,000 for the quarter ended March 31, 2014 to net cash used in operating activities of approximately $494,000 for the quarter ended March 31, 2015.

The net cash used in operating activities of $494,000 for the quarter ended March 31, 2015 is primarily due to funding the operating loss incurred in the first quarter 2015 and paying down various accounts payable as a result of the development fee proceeds collected in late December 2014. We will continue to manage operating expenses for cash flow control as we seek to diversify our revenue base and develop more consistent cash flows from the Renewable Energy Development segment.

Net Cash – Investing Activities

Net cash used in investing activities increased by approximately $19,000, from the net cash used in investing activities of approximately $62,000 for the quarter ended March 31, 2014 to net cash used in investing activities of approximately $81,000 for the quarter ended March 31, 2015. The change is primarily attributable to an increase in the purchases of property and equipment.

Net Cash – Financing Activities

Net cash flow used in financing activities increased by approximately $1,260,000, from the net cash flow provided by financing activities of approximately $411,000 for the quarter ended March 31, 2014 to net cash used in financing activities of approximately $849,000 for the quarter ended March 31, 2015.  The increase in cash used in financing activities is primarily attributable to an increase in dividends paid of approximately $109,000 as a result of the additional shares of Juhl Renewable Assets preferred stock outstanding, increase in principal payments on notes payable of approximately $445,000, and no receipt of note payable proceeds in 2015 as compared to the receipt of approximately $642,000 in 2014 from financing activities.

 Reconciliation of Non-GAAP Financial Measure

Adjusted EBITDA is a non-GAAP financial measure and as used herein represents net income before interest expense, depreciation and amortization, and other charges including unrealized gain/loss on an interest rate swap arrangement, revenue levelization accounting on power purchase contracts, stock compensation expense, asset impairment charges, and discontinued operations. We present Adjusted EBITDA because we believe it is an important supplemental measure of our performance that is frequently used by others in evaluating companies in our industry. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. Adjusted EBITDA has significant limitations, including that it does not reflect our cash requirements for capital expenditures, contractual commitments, working capital or debt service. In addition, other companies may calculate Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$(544,567)	$(1,311,121)
Interest expense, net of interest income	218,303	199,576
Depreciation and amortization	376,264	344,942
Loss on fair value of interest rate swap	-	74,673
Revenue levelization/Unfavorable PPA contract	63,398	82,916
Stock compensation expense	155,133	145,261
Discontinued operations	(17,156)	517,308

Adjusted EBITDA	$251,375	$53,555

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2015, the end of the period covered by this report. Based upon management’s evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective at a reasonable assurance level, based on the material weakness defined below, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective April 8, 2015, we issued 250,000 restricted shares of common stock to Crystal Research Associates as partial compensation by the Company pursuant to a consulting agreement dated August 21, 2014 between the Company and Crystal Research Associates. The restricted stock was not registered under the Securities Act, or the securities laws of any state, and was issued in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and the certificate evidencing such shares contain a legend stating the same.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

a)	None
b)	None

Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date

3.1	Composite Certificate of Incorporation of Juhl Energy, Inc.		3.1	Form S-1 File No. 333-195636	May 1, 2014

3.2	Amended and Restated Bylaws		3	Form 8-K File No. 000-54080	August 22, 2011
10.1	Form of Option Award Agreement under Amended and Restated 2008 Incentive Compensation Plan		10.2	Form 10-K File No. 000-54080	April 1, 2013

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document*	X

101.SCH	XBRL Taxonomy Extension Schema Document*	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

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

Date: May 13, 2015
/s/ John Mitola
John Mitola
President