Form 10-Q
period 2015-06-30
Juhl Energy, Inc
filed 2015-08-14
CIK 1366312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Common Stock:  36,864,430 shares outstanding as of August 10, 2015.

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

JUHL ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014

	JUNE 30, 2015	DECEMBER 31, 2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,591,588	$3,143,899
Restricted cash	82,032	82,032
Short-term investments - restricted	80,163	80,084
Accounts receivable, net of allowance for doubtful accounts	2,361,096	1,252,054
Work-in-progress	202,530	485,050
Inventory	121,118	114,418
Other current assets	118,611	183,144
Assets of discontinued operations - current	-	98,103
Total current assets	4,557,138	5,438,784

PROPERTY AND EQUIPMENT, Net	23,824,628	24,447,768

OTHER ASSETS
Escrow cash reserves for contractual commitments	1,531,380	1,340,209
Loan costs, net	234,329	257,050
Intangible assets, net	217,266	256,066
Goodwill	214,090	214,090
Assets of discontinued operations - noncurrent	47,553	51,144
Project development costs and other	55,989	153,088
Total other assets	2,300,607	2,271,647

TOTAL ASSETS	$30,682,373	$32,158,199

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,493,758	$1,713,823
Accrued liabilities	1,148,435	1,168,880
Billings in excess of costs	75,035	128,352
Deferred revenue - license arrangement and other	317,408	317,408
Current portion of notes payable	1,836,764	1,994,067
Share repurchase obligation	636,150	518,450
Liabilities of discontinued operations	30,950	264,007
Current portion of nonrecourse debt	1,080,192	1,140,207
Total current liabilities	6,618,692	7,245,194

LONG-TERM LIABILITIES
Nonrecourse debt, net of current portion	10,627,998	11,130,764
Notes payable, net of current portion	3,372,335	3,246,419
Other long-term liabilities	904,892	625,942
Deferred revenue - license arrangement and 1603 Grant, net of current portion	1,915,071	1,921,438
Deferred revenue - power purchase contract	4,347,563	4,245,402
Deferred income taxes	42,000	42,000
Total long-term liabilities	21,209,859	21,211,965

REDEEMABLE PREFERRED MEMBERSHIP INTERESTS	2,000,000	2,000,000

REDEEMABLE CUMULATIVE PREFERRED STOCK OF SUBSIDIARY	4,780,000	4,897,700

STOCKHOLDERS' EQUITY (DEFICIT)
Controlling interest in equity:
Preferred Stock, 20,000,000 shares authorized
Series B convertible preferred stock - $.0001 par value, 128,042 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	240,391	240,391
Common Stock - $.0001 par value; 100,000,000 shares authorized, 36,864,430 and 36,614,430 issued and 36,674,826 and 36,424,826 outstanding as of June 30, 2015 and December 31, 2014, respectively	3,686	3,661
Additional paid-in capital	23,323,439	22,970,796
Treasury stock, 189,604 shares held by the Company at June 30, 2015 and December 31, 2014	(218,965)	(218,965)
Accumulated deficit	(28,312,999)	(27,247,365)
Total equity (deficit) attributable to Juhl Energy, Inc.	(4,964,448)	(4,251,482)
Noncontrolling interest in equity	1,038,270	1,054,822
Total stockholders' equity (deficit)	(3,926,178)	(3,196,660)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$30,682,373	$32,158,199

The following table presents information on assets and liabilities related to a VIE that is consolidated by the Company at June 30, 2015 and December 31, 2014. The difference between total VIE assets and liabilities represents the Company's interests in those entities, which were eliminated in consolidation.

	JUNE 30, 2015	DECEMBER 31, 2014
	(unaudited)

Cash	$652,395	$643,422
Accounts receivable and other current assets	115,098	190,062
Property and equipment, net	14,026,253	14,360,599
All other assets	711,020	674,210
Total assets	$15,504,766	$15,868,293

Accounts payable and accrued expenses	$478,870	$487,841
Deferred revenue- power purchase contract	53,348	45,602
Nonrecourse debt	9,174,881	9,465,703
Total liabilities	$9,707,099	$9,999,146

The assets of the consolidated VIEs are used to settle the liabilities of those entities. Liabilities are nonrecourse to the general credit of the Company.

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

	2015		2014
	(unaudited)		(unaudited)

REVENUE	$3,635,332	100.0%	$3,136,401	100.0%

COST OF REVENUES	1,982,716	54.5	2,092,720	66.7

GROSS PROFIT	1,652,616	45.5	1,043,681	33.3

OPERATING EXPENSES
General and administrative expenses	516,612	14.2	781,839	24.9
Payroll and employee benefits	921,011	25.3	763,762	24.4
Wind farm management expenses	110,644	3.0	132,833	4.2
Total operating expenses	1,548,267	42.5	1,678,434	53.5

OPERATING INCOME (LOSS)	104,349	3.0	(634,753)	(20.2)

OTHER INCOME (EXPENSE)
Interest and dividend income	1,494	-	226	-
Interest expense	(226,014)	(6.2)	(207,598)	(6.6)
Wind farm administration expenses	-	-	-	-

Total other income (expense), net	(224,520)	(6.2)	(207,372)	(6.6)

INCOME (LOSS) BEFORE INCOME TAXES	(120,171)	(3.2)	(842,125)	(26.8)

INCOME TAX BENEFIT (EXPENSE)	-	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(120,171)	(3.2)	(842,125)	(26.8)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	11,801	0.3	(592,534)	(18.9)

NET INCOME (LOSS)	(108,370)	(2.9)	(1,434,659)	(45.7)

LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	15,427	0.4	60,671	1.9

NET INCOME (LOSS) ATTRIBUTABLE TO JUHL ENERGY, INC.	$(123,797)	(3.3)%	$(1,495,330)	(47.6)%

PREFERRED DIVIDENDS	185,789		119,339

NET INCOME (LOSS) ATTRIBUTABLE TO JUHL ENERGY COMMON STOCKHOLDERS	$(309,586)		$(1,614,669)

AMOUNT ATTRIBUTABLE TO JUHL ENERGY
Net income (loss) from continuing operations	$(321,387)		$(1,022,135)
Net income (loss) from discontinued operations, net of taxes	11,801		(592,534)
NET INCOME (LOSS) ATTRIBUTABLE TO JUHL ENERGY	$(309,586)		$(1,614,669)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	36,652,848		25,613,803

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
From continuing operations	(0.01)		(0.04)
From discontinued operations	0.00		(0.02)
Net income (loss) per share- basic and diluted	(0.01)		(0.06)

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	2015		2014
	(unaudited)		(unaudited)

REVENUE	$7,057,438	100.0%	6,265,058	100.0%

COST OF REVENUES	4,134,803	58.6	4,153,153	66.3

GROSS PROFIT	2,922,635	41.4	2,111,905	33.7

OPERATING EXPENSES
General and administrative expenses	1,200,657	17.0	1,551,937	24.8
Payroll and employee benefits	1,674,242	23.7	1,471,857	23.5
Wind farm administration expenses	286,807	4.2	242,431	3.9
Total operating expenses	3,161,706	44.9	3,266,224	52.2

OPERATING INCOME (LOSS)	(239,071)	(3.5)	(1,154,319)	(18.5)

OTHER INCOME (EXPENSE)
Interest and dividend income	2,568	-	410	-
Interest expense	(445,391)	(6.3)	(407,358)	(6.5)
Gain (Loss) on fair value of interest rate swap	-	-	(74,673)	(1.2)

Total other income (expense), net	(442,823)	(6.3)	(481,621)	(7.7)

INCOME (LOSS) BEFORE INCOME TAXES	(681,894)	(9.8)	(1,635,940)	(26.2)

INCOME TAX BENEFIT (EXPENSE)	-	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(681,894)	(9.8)	(1,635,940)	(26.2)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	28,957	0.4	(1,109,841)	(17.7)

NET INCOME (LOSS)	(652,937)	(9.4)	(2,745,781)	(43.9)

LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	41,669	0.6	(305,565)	(4.9)

NET INCOME (LOSS) ATTRIBUTABLE TO JUHL ENERGY, INC.	$(694,606)	(10.0)%	$(2,440,216)	(39.0)%

PREFERRED DIVIDENDS	371,028		230,480

NET INCOME (LOSS) ATTRIBUTABLE TO JUHL ENERGY COMMON STOCKHOLDERS	$(1,065,634)		$(2,670,696)

AMOUNT ATTRIBUTABLE TO JUHL ENERGY
Net income (loss) from continuing operations	$(1,094,591)		$(1,560,855)
Net income (loss) from discontinued operations, net of taxes	28,957		(1,109,841)
NET INCOME (LOSS) ATTRIBUTABLE TO JUHL ENERGY	$(1,065,634)		$(2,670,696)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	36,539,467		25,100,197

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
From continuing operations	$(0.03)		$(0.06)
From discontinued operations	0.00		$(0.05)
Net income (loss) per share- basic and diluted	$(0.03)		$(0.11)

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

								Total
			Convertible					Stockholders'		Total
			Preferred Stock		Additional			Equity-		Stockholders'
	Common Stock		Series B		Paid-In	Treasury	Accumulated	(deficit)	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Juhl Energy	Interest	(deficit)

BALANCE -December 31, 2014	36,614,430	$3,661	128,042	$240,391	$22,970,796	$(218,965)	$(27,247,365)	$(4,251,482)	$1,054,822	$(3,196,660)

Net income (loss)	-	-	-	-	-	-	(694,606)	(694,606)	41,669	(652,937)

Stock-based compensation	-	-	-	-	302,668	-	-	302,668	-	302,668

Common stock issued as additional consideration for services	250,000	25	-	-	49,975	-	-	50,000	-	50,000

Dividends on subsidiary preferred stock paid in cash	-	-	-	-	-	-	(219,921)	(219,921)	-	(219,921)

Dividends paid on preferred membership interests in wind farms and other distributions	-	-	-	-	-	-	(151,107)	(151,107)	(58,221)	(209,328)

BALANCE -June 30, 2015 (unaudited)	36,864,430	$3,686	128,042	$240,391	$23,323,439	$(218,965)	$(28,312,999)	$(4,964,448)	$1,038,270	$(3,926,178)

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	2015	2014
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(652,937)	(2,745,781)
Net (income) loss from discontinued operations	(28,957)	1,109,841
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	735,988	693,472
Stock-based compensation	352,668	302,369
Change in allowance for doubtful accounts	(15,456)	-
Write-off of unrecoverable development costs	117,257	-
Change in operating assets and liabilities:
Accounts receivable	(1,093,586)	1,120,773
Work-in-progress	282,520	(150,398)
Inventory	(6,700)	(3,188)
Costs and estimated earnings in excess of billings	-	849,241
Other current assets	64,533	43,560
Accounts payable	(220,065)	(894,823)
Promissory notes payable	77,250	77,249
Accrued liabilities	227,101	227,783
Billings in excess of costs	(53,317)	-
Derivative instruments - interest rate swap	-	(460,000)
Deferred revenue	124,064	98,414
Other long-term liabilities	31,404	28,053
Other	(79)	(10,284)
Cash from (used in) operating activities - continuing operations	(58,312)	286,281
Cash from (used in) operating activities - discontinued operations	11,259	(588,526)
Net cash provided by (used in) operating activities	(47,053)	(302,245)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for project development costs, net of reimbursements	(20,158)	(95,253)
Proceeds from sale of short-term investments	-	10,000
Payments for property and equipment	(79,596)	(85,201)
Cash from (used in) investing activities - continuing operations	(99,754)	(170,454)
Cash from (used in) investing activities - discontinued operations	-	(23,763)
Net cash provided by (used in) investing activities	(99,754)	(194,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	-	406,683
Escrow deposits related to long-term debt, net	(191,171)	289,250
Cash dividends and distributions paid	(429,249)	(236,392)
Payments for treasury stock	-	(15,000)
Net proceeds from sale of preferred stock of subsidiary	-	642,700
Proceeds from notes payable	-	592,212
Principal payments on notes payable	(747,109)	(291,778)
Payments of loan costs	-	(195,930)
Cash from (used in) financing activities - continuing operations	(1,367,529)	1,191,745
Cash from (used in) financing activities - discontinued operations	(55,893)	(253,380)
Net cash provided by (used in) financing activities	(1,423,422)	938,365

NET INCREASE (DECREASE) IN CASH	(1,570,229)	441,903

CASH BEGINNING OF THE PERIOD	3,161,817	1,280,681

CASH END OF THE PERIOD	1,591,588	1,722,584

LESS CASH OF DISCONTINUED OPERATIONS	-	128,101

CASH END OF THE PERIOD- CONTINUING OPERATIONS	$1,591,588	$1,594,483

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$377,610	$213,053

NONCASH INVESTING AND FINANCING ACTIVITIES
Series A dividend payment in common stock	$-	$5,316
Issuance of common stock upon conversion of Series A preferred stock	$-	$131,035
Issuance of promissory note for Series A and B preferred stock		$2,103,738
Issuance of promissory note for Series A preferred stock dividend	$-	$46,613
Issuance of common stock for PVPower acquisition	$-	$64,731
Costs of raising capital	$-	$164,755
Increase in share purchase obligation for redemption request	$117,700	$518,450
Debt of discontinued operations assumed by the Company	$75,690	$-

The accompanying notes are an integral part of these consolidated statements.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Juhl Energy, Inc. (“Juhl Energy” or “the Company”) conducts business under the following subsidiaries, Juhl Energy Services, Inc. (“JES”), Juhl Energy Development, Inc. (“JEDI”), Juhl Renewable Assets, Inc. (“JRA”), Next Generation Power Systems, Inc. (“NextGen”), Juhl Renewable Energy Systems, Inc. (“JRES”), Power Engineers Collaborative, LLC (“PEC”), and ownership and operational duties over the following operating wind farms: Woodstock Hills LLC (“Woodstock Hills”), Winona County Wind, LLC (“Winona”), Valley View Transmission, LLC (“Valley View”) and 5045 Wind Partners LLC (“Iowa wind farms”). The JTS entity was dissolved in 2015 and is considered a discontinued operation for all periods presented.

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

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Amortization expense, including amounts for deferred loan costs, for the six-month periods ended June 30, 2015 and 2014 was approximately $62,000 and $47,000, respectively. Amortization expense for the three-month periods ended June 30, 2015 and 2014 was approximately $31,000 and $27,000, respectively

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, and accounts payable, and other working capital items approximate fair value at June 30, 2015 and December 31, 2014 due to the short maturity nature of these instruments. The carrying value of restricted cash and short-term investments approximate their fair value based on quoted market prices. The Company believes the carrying amount of the long-term debt approximates the fair value due to refinancing a significant portion in 2014, bringing our interest rate to current market rates.

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

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company currently has negative working capital, negative stockholder’s equity, a history of recurring losses and recurring negative cash flow from operating activities, and has not yet established a source of cash funding to retire obligations coming due within the next twelve months, namely the Company will need to find additional sources of capital to fund the balloon payment of Airdrie Partners note obligation. Additionally, the Company was unable to meet profitability and revenue growth expectations with its JTS subsidiary and, as a result, it was decided in late 2014 to discontinue the operations of this subsidiary. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near term, on the proceeds from financing as a part of the acquisition of additional wind projects and the financing for construction of its larger scale development projects, fee income from development services and additional capital to fund operating activities. There is no assurance that such capital will be available.  The Company intends to position itself so that it may be able to raise additional funds through the capital markets. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	REDEEMABLE CUMULATIVE PREFERRED STOCK OF SUBSIDIARY

Through 2014, our subsidiary, JRA, sold approximately $4,900,000 of its Series A Preferred Stock in private sales for the acquisition of wind farm assets, and for other purposes. The preferred stock provides for a 9% annual dividend to its holders, payable quarterly.  JRA has utilized the proceeds raised primarily to provide funding assistance for the acquisition of wind farm assets and to replenish previous advances made by the Company in acquiring its existing ownership interests in wind farms.

Holders of the JRA Preferred Stock will be entitled to receive, to the extent of legally available funds, a dividend of 9% per annum, payable quarterly. Dividends for the six months ended June 30, 2015 and 2014 were approximately $220,000 and $79,000, respectively. Dividends for the three months ended June 30, 2015 and 2014 were approximately $110,000 and $44,000, respectively. The preferred stock carries limited voting rights and has a liquidation preference over common stockholders of the subsidiary. The holders of the preferred stock can require JRA to redeem the shares after June 30, 2015 subject to the terms of the amended certificate of designation. Based on the designations and rights offered to preferred shareholders, the preferred stock is being carried outside of permanent equity on the consolidated balance sheets as Redeemable Cumulative Preferred Stock of Subsidiary at their current redemption value. Holders of the preferred stock had a put right to redeem the shares after December 31, 2014 subject to the terms of the amended certificate of designation. During the period ending June 30, 2015, certain holders exercised the put right and requested redemption of their shares totaling $117,700. At June 30, 2015, the Company reclassified $117,700 of subsidiary preferred stock to share purchase obligation, (a current liability) as a result.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

In July 2015, JRA commenced a new private sale of Series A Preferred Stock with the intention of raising up to $4,200,000 primarily for the acquisition of membership interests of wind farm entities, retirement of the share repurchase obligation, and for other corporate purposes.

4.	CONCENTRATIONS

The Company derived approximately 48% of its revenue for the six months ended June 30, 2015 from three customers primarily as a result of energy and field services (13%), renewable energy development and construction revenue (14%), and power plant ownership (21%). The Company derived approximately 50% of its revenue for the six months ended June 30, 2014 from three customers primarily as a result of energy and field services (24%) and power plant ownership (26%). At June 30, 2015 and December 31, 2014, 42% and 61% of the Company's accounts receivable were due from one and four customers, respectively.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30, 2015	December 31, 2014 *
Accounts receivable	$2,369,320	$1,273,155
Other receivables	17,000	19,579
Allowance for doubtful accounts	(25,224)	(40,680)
Total	$2,361,096	$1,252,054

  * Derived from the December 31, 2014 Financial Statements.

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2015	December 31, 2014 *
Land and improvements	$82,958	$82,958
Building and improvements	292,690	292,690
Equipment, including vehicles	642,984	693,259
Turbines and improvements	27,917,188	27,914,093
Construction in process	-	-
Subtotal	28,935,820	28,983,000
Less accumulated depreciation	(5,111,192)	(4,535,232)
Total	$23,824,628	$24,447,768

 * Derived from the December 31, 2014 Financial Statements.

Depreciation expense, including amounts for grant liability amortization, was approximately $329,000 and $326,000 for the three months ended June 30, 2015 and 2014, respectively, and was approximately $674,000 and $646,000 for the six months ended June 30, 2015 and 2014, respectively.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

7.	INCOME TAXES

The following represents the reconciliation of the statutory federal tax rate and the effective tax rate for the six months ended June 30:

	2015		2014
Statutory tax rate	$(222,000)	34.0%	$(933,000)	34.0%
States taxes, net of federal benefit	(38,000)	5.9	(165,000)	6.0
Nondeductible income/expenses	(76,000)	12.6	(67,000)	2.4
Increase in valuation allowance	322,000	(50.1)	1,174,000	(42.7)
Other, net	14,000	(2.4)	(9,000)	0.3
	$-	-%	$-	-%

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

8.	NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2015	December 31, 2014 *

Note payable to a turbine supplier, including interest at 6%; payable solely through 95% of net cash flows from a wind project; secured by Company’s first secured rights arising out of its Development and Construction Services Agreement with the underlying project. The note payable has been classified as long-term based on estimated payments from project cash flows. Increases in amounts represent accrued interest. See Note 13 for legal proceedings with the turbine supplier.	$3,300,345	$3,223,094

Note payable to Airdrie Partners I, LP for repurchase of preferred stock, originally due July 31, 2015, extended to October 31, 2015; interest at 8%; payable in monthly installments of $40,000; unsecured; subject to default interest rate of 15% in the event of non-payment of the monthly installments or the final payment.	1,630,419	1,797,839

Note payable to a bank, due September 2016; with interest at the Wall Street Journal prime rate plus 2.25% (5.5% at June 30, 2015); payable in monthly installments of $6,000 beginning August 1, 2015; collateralized by assets of Juhl Energy Services and a parent guaranty by Juhl Energy; note balance was assumed by JESI from a discontinued operation.	75,690	-

Note payable to bank, due December 2018, with interest at 5.75%; payable in monthly installments of approximately $1,400, and balloon payment of approximately $123,000 at maturity collateralized by land and building, rights to payment under leases, and guaranteed by Juhl Energy.	151,691	155,398

Note payable to bank, due April 2017, with interest at 4.75%; payable in monthly installments of approximately $2,400; collateralized by a restricted short-term investment.	50,954	64,155
Total Notes Payable	5,209,099	5,240,486
Less current portion	(1,836,764)	(1,994,067)
Long-term portion	$3,372,335	$3,246,419

* Derived from the December 31, 2014 Financial Statements.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

9.	NONRECOURSE DEBT

Nonrecourse debt obligations consist of the following:

	June 30, 2015	December 31, 2014 *
Note payable to bank, due January 2016, with interest at 5.5%; payable in quarterly installments of approximately $82,000, collateralized by Woodstock Hills assets including turbines and improvements, rights to payment under leases and the power purchase contract.	$239,561	$393,717

Note payable to bank, due in September 2026, payable in quarterly payments of principal and interest of approximately $265,000. Approximately 85% of the loan balance currently carries a fixed rate of 5.39%. Approximately 15% of the loan balance carries a variable interest rate at 300 basis points over the one month LIBO rate (currently 3.15%); interest rates will increase by 25 basis points every three years ; collateralized by all Valley View wind farm project assets and subject to restrictive covenants.	9,174,881	9,465,703

Note payable to bank, due in November 2021, payable in monthly payments of approximately $8,000; interest rate is 0%; collateralized by all assets associated with the Iowa wind farms and subject to restrictive covenants.	633,333	683,333

Note payable to bank, due in November 2021, payable in monthly payments of principal and interest of approximately $20,000, with a balloon payment obligation of approximately $614,000 at the due date; Interest rate floats at the New York prime lending rate plus 250 basis points (5.75% at June 30, 2015); interest rate will be fixed at a rate of 5.75% for the first four years, at which point the rate will be fixed at the NY prime lending rate plus 250 basis points, subject to a ceiling of 7.75% and a floor of 5.75%; collateralized by all assets associated with two wind farm entities located in Iowa and subject to restrictive covenants.

	1,660,415	1,728,218
Total nonrecourse debt	11,708,190	12,270,971
Less current portion	(1,080,192)	(1,140,207)
Long-term portion	$10,627,998	$11,130,764

* Derived from the December 31, 2014 Financial Statements.

10.	STOCK-BASED COMPENSATION

The Company has an incentive compensation plan to provide stock options, stock issuances and other equity interests in the Company to employees, directors, consultants, independent contractors, and advisors of the Company and any other person who is determined by the Committee of the Board of Directors of the Company to have made (or expected to make) contributions to the Company. The maximum shares reserved under the plan is 4,500,000 shares. As of June 30, 2015, the Company had 3,560,000 shares available for award under the plan. The Company entered into an agreement with an outside vendor providing the vendor with 250,000 restricted stock shares and cash. The shares and expense of $50,000 were issued and recognized during the second quarter of 2015.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Stock Options

The following table summarizes information for options outstanding and exercisable at June 30, 2015.

	Weighted Average Exercise Price	Option Shares
Outstanding at January 1, 2015	$1.41	590,000
Granted	$0.35	100,000
Exercised	$-	-
Expired	$-	-
Forfeited or canceled	$-	-
Outstanding at June 30, 2015	$1.26	690,000

Options exercisable at June 30, 2015	$1.46	540,000

For option grants issued in 2015, the following Black-Scholes option-pricing model assumptions were used, underlying price of $0.35, dividend yield of 0%, expected volatility of 127%, risk-free interest rate of 2.13%, and average expected life of 5.25 years. Based on the pricing model, the stock options have a fair value of approximately $9,000.

Stock warrants

The following table summarizes information for warrants outstanding and vested at June 30, 2015:

Issue Date	Number of Warrants	Expiration Date	Exercise Price Per Share	Warrants Vested
September 2012	50,000	December 2015	$0.50	50,000
February 2014	3,500,000	February 2024	$0.21	2,187,500
March 2014	2,020,000	March 2024	$0.35	1,262,500
April 2014	200,000	April 2024	$0.40	100,000
August 2014	537,500	July 2019	$0.23	537,500
Total	6,307,500			4,137,500

Stock compensation expense

For the three and six months ended June 30, 2015, the Company recognized approximately $198,000 and $353,000 of stock compensation expense, respectively, including approximately $138,000 and $276,000, respectively, for warrants issued to directors, officers and service providers, and approximately $60,000 and $77,000, respectively, for stock options and restricted stock. For the three and six months ended June 30, 2014, the company recognized approximately $157,000 and $302,000 of stock compensation expense, including approximately $138,000 and $267,000, respectively, for warrants issued to directors, officers and service providers, and approximately $19,000 and $35,000, respectively, for stock options and restricted stock. As of June 30, 2015, there was approximately $298,000 total unrecognized stock compensation expense. This cost is expected to be recognized over a weighted-average period of approximately one year.

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

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	For the Six Months Ended
	June 30,
	2015	2014
Revenue:
Renewable energy development	$2,065,395	$786,284
Renewable power plant ownership	1,920,438	1,724,954
Energy & field services	3,323,936	3,998,069
Eliminations	(252,331)	(244,249)
Total Revenue	$7,057,438	$6,265,058

Income (loss) from operations:
Renewable energy development	$756,035	$(198,989)
Renewable power plant ownership	470,128	488,005
Energy & field services	160,589	345,298
Corporate and other	(1,625,823)	(1,788,633)
Eliminations	-	-
Income (loss) from operations	(239,071)	(1,154,319)
Other income (loss), net	(442,823)	(481,621)
Income (loss) before income taxes from continuing operations	$(681,894)	$(1,635,940)

	As of	As of
	June 30,	June 30,
	2015	2014
Total Assets:
Renewable energy development	$1,836,095	$596,104
Renewable power plant ownership	26,229,511	25,063,222
Energy & field services	2,093,969	2,743,719
Corporate and other	522,797	1,293,500
Total assets	$30,682,373	$29,696,545

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

12.	BUSINESS ACQUISITIONS

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

Pro forma information:

The following unaudited pro forma summary presents consolidated information of Juhl Energy, Inc. as if the business combination had occurred on January 1, 2014:

	Three months ended June 30,
	2015	2014
Net revenue	$3,635,000	$3,345,000
Net income (loss) before taxes	$(70,000)	$(747,000)

	Six months ended June 30,
	2015	2014
Net revenue	$7,057,000	$6,801,000
Net income (loss) before taxes	$(632,000)	$(1,355,000)

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

The Winona project is the subject of a lawsuit initiated in the U. S. District Court for the District of Minnesota in December 2013 by Unison Co., Ltd. against the Company, Juhl Energy Development, a Company subsidiary, the wind project ownership entities, members of management, and others. The Unison action arises out of the purchase of the wind turbine generators from Unison and purports to state causes of action for (i) fraudulent inducement, (ii) breach of the Financing Agreement with Unison: (iii) breach of the implied covenant of good faith and fair dealing; (iv) tortious interference with contractual relationship; and (v) unjust enrichment. The Company disputes the allegations and is vigorously defending the action. The Company has recorded the original turbine supply purchase obligation in its consolidated financial statements together with accrued interest thereon, and carries the amount in the current and long term liability sections under the original understanding with Unison that the turbine supplier would be paid out of project cash flows in the event that the project was unable to obtain financing. The project has been unable to successfully obtain debt financing or obtain any further equity proceeds as a result of limited operating history of this wind turbine model in the U.S. market, inconsistent operating performance and poor financial performance of the project. Although the Company believes it will prevail in the Unison action, an outcome of the Unison action could be divesting ownership of the project. The Company, together with all of the defendants, have filed a counterclaim in arbitration in accordance with the underlying transaction documents for breach of turbine warranty and other claims. The matter in District Court has been stayed pending the arbitration proceedings which are expected to be held later in 2015.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

14.	COMMITMENT AND CONTINGENCIES

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

Services were generally performed under master or other services agreements and were billed on a contractually agreed price per unit on a work order basis. Revenue from these services were recorded using the completed contract method of accounting because the duration of service orders is short in nature (typically two weeks or less). Under the completed contract method, revenues and costs related to the projects were recognized only upon completion of the services at a project site. Accordingly, during the period of performance, costs were accumulated on the balance sheet under work in progress, but no revenue or income was recorded before completion of the work.

JUHL ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

	2015	2014
Operations
Revenue	$-	$470,896

Income (loss) from discontinued operations before income taxes	28,957	(1,109,841)
Benefit (provision) for income taxes	-	-
Income (loss) from discontinued operations, net of taxes	$28,957	$(1,109,841)

Assets and liabilities of discontinued operations are reflected in separate classifications of current assets, non-current assets and current liabilities. Assets are valued based on estimated realizable values. Liabilities are reflected based on amounts at which the underlying obligations will be settled.

	June 30, 2015	December 31, 2014
Assets:
Current	$-	$98,000
Noncurrent	48,000	51,000
Liabilities:
Current	(31,000)	(264,000)

Net Assets (deficit)	$17,000	$(115,000)

* Derived from the December 31, 2014 Financial Statements.

Liabilities include a bank line of credit obligation of $-0- and $132,000 at December 31, 2015 and 2014, respectively. The bank line was terminated in June 2015 and JESI assumed the remaining balance of approximately $76,000 under a new note arrangement as described in Note 8.

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

BUSINESS OVERVIEW

Overview

Juhl Energy is an established leader in the clean and renewable-energy industry and provides a full range of clean energy solutions with a focus on wind, solar, biomass and natural gas systems. Juhl Energy historically focused on community wind power development, management and ownership, throughout the United States. We are one of the few companies other than utility based conglomerates that handle all aspects of wind project development, through our operating subsidiaries, including full development and ownership of wind farms, general consultation on wind projects, construction management of wind farm projects and system operations and maintenance for completed wind farms, which results in multiple revenue streams. The primary focus of our wind power development business has been to build 5 MW to 80 MW wind farms jointly owned by local communities, farm owners, environmentally-concerned investors, and our Company. The wind farms are connected to the general utility electric grid to produce clean, environmentally-sound wind power. Our development of community wind power systems generally results in landowners owning a portion of the long-term equity in the wind farm that resides on their land. We pioneered community wind power systems in developing the currently accepted financial, operational and legal structure providing local ownership of medium to large scale wind farms. Since 1999, we have completed 24 wind farm projects, accounting for approximately 260 MW of wind power that currently operate in the Midwest region of the United States (which are over approximately $510 million in value), and we provide operation management and oversight to wind generation facilities generating approximately 88 MW, through our subsidiary, Juhl Energy Services. Currently, we have 25 projects in various stages of development with an aggregate wind power generating capacity of approximately 262 MW most of which are mid to early stage wind development opportunities.

Juhl Energy’s diversification strategy focuses upon the delivery of sustainable revenue growth outside of wind farm development and construction fee revenue. As such, the acquisition of additional energy assets remains a meaningful part or our focus on the growth of our revenue and net income. We anticipate closing on a 23.4 wind farm located in Minnesota in the third quarter of 2015.

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

As we experience growth in small-scale solar through our acquisition of PV Power, the Company announced in July 2014 that Juhl Renewable Energy Systems was named as lead contractor for all rooftop installations completed through the “Solar Chicago Program”. The “Solar Chicago Program” provides affordable and efficient renewable energy solutions for its residential property owners throughout the Chicago metro area. Juhl Renewable Energy Systems has completed approximately 22 projects as of June 2015 and expects to complete up to 25 additional projects during the second half of 2015, using the assistance of qualified subcontractors. Further, PEC, our engineering subsidiary, will support the Company’s project management efforts including energy modeling, and the design and installation of the solar projects. In addition to the PVPower Platform and the design and installation of rooftop solar in Chicago, Juhl Renewable Energy Systems offers small wind and solar products for onsite energy generation and battery backup, such as SolarBank®, and is exploring additional battery storage partnerships, and intend to pioneer new wind/solar/storage hybrid renewable systems. Juhl Renewable Energy Systems has approximately 100 Kw of projects with a contract value of approximately $400,000, including the Solar Chicago program and other projects in Minnesota, excluding other outstanding sales proposals under consideration by potential customers.

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

Government Policies

Historically, our wind projects have been subject in part to various federal, state or local governmental policies that support or incentivize projects from an economic standpoint. Such policies include legislation that aims to reduce energy usage and dependence and promote the use of renewable energy. Incentives provided by the federal government may include tax credits (such as PTCs), tax deductions, accelerated depreciation, and federal grants and loan guarantees.  Incentives provided by state governments include renewable portfolio standards (RPS) which specify what portion of total energy utilized by local utilities that must be derived from sources of clean energy including wind and solar. A number of federal government incentives focused on reducing costs of wind energy production have expired. Specifically, the PTC was extended in January 2013 and applied to all wind projects that began construction in 2013, and then it was extended again in late December 2014 and applied to all wind projects that began construction in 2014, even if estimated completion was one to two years out. The PTCs have now expired for wind projects commencing construction in 2015. New proposed legislation has been introduced at the federal level to extend the PTC, but at this time it is not possible to predict whether such legislation will be enacted.

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

Many of these development projects do not come to fruition due to lack of funding. Thus, we continue to seek capital to allow us to pre-fund development costs. We believe that third party sponsoring arrangements will assist us in funding of our wind farm development costs, or obtaining additional balance sheet capital for pre-funding development costs until such time as construction financing becomes available. This will allow us to bring projects through the early development and construction stages more quickly by pre-funding development costs to secure the successful completion of projects and alleviate the uncertainty related to securing lender and third party financing commitments. We believe this will lead to sustainable revenue growth from development fees.

Results of Operations

Comparison of Three and Six-Month Periods Ended June 30, 2015 and June 30, 2014

Overview

Our general activity during the second quarter of 2015 was primarily focused on the following activities (as broken down by our segments):

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

In the second quarter of 2015, we continued our active development, through Juhl Energy Development, of 25 wind farm projects comprising approximately 262 MW of development in Midwestern, western and eastern regions of the United States. This allows us to diversify our development portfolio by adding projects throughout North America and in the regions that generally experience higher electric rates.

As a result of investments made in the acquisition of PVPower in February 2014 along with establishing sales capabilities in the area of small commercial and residential solar installations, we are generating revenue streams from online solar product sales and have been building a pipeline of projects for residential and small commercial installations. Through the second quarter of 2015, the solar-related revenues were approximately $980,000. To date, Juhl Renewable Energy Systems has approximately 100 KW of projects of accepted sales proposals for solar projects with a completed project value of approximately $400,000, including the Solar Chicago program and other projects in Minnesota.

Renewable Power Plant Ownership

We continued our focus on identifying existing renewable energy generating assets for purposes of acquiring ownership by our subsidiary, Juhl Renewable Assets.  With the acquisition of the Iowa Wind Farms in 2014, we now have ownership in approximately 25 MW of wind energy projects. In addition, we have entered into a non-binding term sheet in April 2015 for the acquisition of an additional 23 MW of wind energy facilities in the Upper Midwest. The acquisition is subject to the completion of due diligence activities, together with making financial arrangements with third parties for the payment of the purchase price and additional funding for working capital, cash reserves and other soft costs expected to be in the range of $6-7 million. We would expect a closing during the third quarter of 2015.

Energy & Field Services

We continue our efforts in growing revenues in our engineering consulting area where we focus our engineering services to the power industry and commercial central plant facilities. The engineering consulting services are largely focused on projects involving the utility industry and central plants. We have had a decrease in revenue in 2015 as a result of the roll-off of a large project that existed in the prior year, but we expect that there are existing sales proposals that will allow us to keep growing the engineering consulting services.

We look to obtain long-term wind farm maintenance and operational services contracts from wind farm developments that we bring into commercial operation. We maintain field services personnel and have subcontract relationships to support field services to operational wind farms.

Revenue

Total revenue increased by approximately $499,000, or 15.9%, from approximately $3,136,000 for the quarter ended June 30, 2014, to approximately $3,635,000 for the quarter ended June 30, 2015. Total revenue increased by approximately $792,000 or 12.6% from approximately $6,265,000 for the six months ended June 30, 2014 to approximately $7,057,000 for the six months ended June 30, 2015.

A comparison of our revenue for the three and six months ended June 30, 2015 and 2014 is as follows:

	For the Three Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue:
Renewable energy development	$1,371,000	$266,000	$1,105,000	415.4%
Renewable power plant ownership	931,000	897,000	34,000	3.8%
Energy & field services	1,459,000	2,073,000	(614,000)	(29.6)%
Eliminations	(126,000)	(100,000)	(26,000)	26.0%
Total Revenue	$3,635,000	$3,136,000	$499,000	15.9%

	For the Six Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue:
Renewable energy development	$2,065,000	$786,000	$1,279,000	162.7%
Renewable power plant ownership	1,920,000	1,725,000	195,000	11.3%
Energy & field services	3,324,000	3,998,000	(674,000)	(16.9)%
Eliminations	(252,000)	(244,000)	(8,000)	3.3%
Total Revenue	$7,057,000	$6,265,000	$792,000	12.6%

The Company’s revenue comparisons above have been changed from prior presentations to adjust for the reclassification of tower services to discontinued operations.

Renewable Energy Development:

Revenue in the Renewable Energy Development segment increased by approximately $1,105,000 for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014, and increased by approximately $1,279,000 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increases in revenue were primarily a result of approximately the recognition of a $1 million development fee associated with a wind farm closing in June 2015 and increased revenue from online solar product sales and small renewable energy projects.

Our revenues from wind farm development and construction are normally dependent upon a number of factors including project financing arrangements, our ability to reach contractual agreements for turbine supply and construction services, permitting and variable interest entity rules.

Renewable Power Plant Ownership:

Revenue for electricity sales for the quarter ended June 30, 2015 increased by approximately $34,000, or 3.8%, over 2014, and revenue for electricity sales for the six months ended June 30, 2015 increased by approximately $195,000, or 11.3%, over 2014. The revenue relates to the five wind farms in which the Company maintains controlling ownership or is considered the primary beneficiary under variable interest entity accounting rules. The increase was primarily related to the revenues attributable to the Iowa wind farms acquired in August 2014 for which no revenue had been recognized during the prior quarter ended June 30, 2014. Revenues will fluctuate as a result of wind speeds in the geographical areas of these wind farms and therefore revenues will vary accordingly. In addition, electricity sales revenue is adjusted based on the use of an accounting revenue recognition policy that reduces the current billing amounts to the average rate over the term of the power purchase contract. We have entered into a non-binding term sheet in April 2015 for the acquisition of an additional 23 MW of wind energy facilities in the Upper Midwest. The acquisition is subject to the completion of due diligence activities, together with making financial arrangements with third parties for the payment of the purchase price and additional funding for working capital, cash reserves and other soft costs expected to be in the range of $6-7 million. We would expect a closing during the third quarter of 2015.

Energy & Field Services:

Revenue in the Energy & Field Services segment decreased by approximately $614,000, or 29.6%, from approximately $2,073,000 for the quarter ended June 30, 2014, to approximately $1,459,000 for the quarter ended June 30, 2015, and revenue in the Energy & Field Services segment decreased by approximately $674,000, or 16.9%, from approximately $3,998,000 for the six months ended June 30, 2014, to approximately $3,324,000 for the six months ended June 30, 2015. We have observed an increase in our field services as a result of an additional wind farm maintenance agreement offset by decrease in engineering revenues attributable to a wind down of certain large service agreements that required more service involvement in 2014 and reduced amount of services related to commercial building systems.

We expect that our revenues for the remainder of 2015 will increase as a result of the acquisition from the Iowa Wind Farms acquired in 2014, possible acquisition of additional wind farm facilities during the remainder of 2015, and wind and solar project installations. Our completed wind farm developments typically result in new revenue streams for management services.  In addition, we expect to make bid proposals on existing wind farms for maintenance services and to the extent we are successful in our bids, our revenues will grow accordingly. We have opportunities for additional revenue increases in the renewable energy development segment with regard to wind farm development for 2015, but at this time it is not possible to be assured of the timing of such revenue, if any.

Cost of Revenues

Cost of revenues decreased by approximately $110,000, or 5.3% from approximately $2,093,000 for the quarter ended June 30, 2015 to approximately $1,983,000 for the quarter ended June 30, 2015. Cost of revenues decreased by approximately $18,000, or 0.4% from approximately $4,153,000 for the quarter ended June 30, 2014, to approximately $4,135,000 for the quarter ended June 30, 2015.

The comparison of cost of revenues for the six months ended June 30, 2015 to June 30, 2014 is affected by four primary factors:

●	cost of revenues in 2015 includes an increase of approximately $569,000 in increased costs related to the additional revenue attributable to solar products and installation services;
●	cost of revenues in 2015 includes an increase of approximately $173,000 for acquired wind farms that did not have such costs a year ago;
●	cost of revenues in 2015 includes a decrease of approximately $554,000 for cost fluctuations in engineering personnel and subcontracted capabilities as compared to 2014; and
●	cost of revenues in 2015 includes a decrease of approximately $271,000 of construction costs to complete the wind farm project at Honda in Ohio, whereas there were no construction costs in 2015.

Gross margins for the six month period ended June 30, 2015 were approximately $811,000 higher than the same period a year ago. The increased margins were primarily attributable to approximately $140,000 from solar product and installation sales margins and $823,000 from development and construction activities; and offset by decreased margins of approximately $275,000 from engineering services.

Operating Expenses

General and Administrative Expenses. General and administrative expenses decreased by approximately $265,000, or 33.9%, from approximately $782,000 for the quarter ended June 30, 2014 to approximately $517,000 for the quarter ended June 30, 2015. General and administrative expenses decreased by approximately $351,000, or 22.6%, from approximately $1,552,000 for the six month period ended June 30, 2014 to approximately $1,201,000 for the six month period ended June 30, 2015. The decrease in general and administrative expenses was primarily attributable to lower legal fees and advertising costs in comparison to levels incurred in 2014.

Payroll and Employee Benefits. Payroll and employee benefits expenses increased by approximately $157,000, or 20.6%, from approximately $764,000 for the quarter ended June 30, 2014 to approximately $921,000 for the quarter ended June 30, 2015. Payroll and employee benefits increased by approximately $202,000, or 13.8%, from approximately $1,472,000 for the six month period ended June 30, 2014 to approximately $1,674,000 for the six month period ended June 30, 2015. The increase in payroll and employee benefits is primarily related to salary rate increases, conversion of a consultant to payroll compensation, and increase in non-cash stock compensation expense.

The payroll expenses related to engineering consulting employees who are directly performing engineering activities are recorded in cost of revenues.  Payroll related to maintenance services employees are also considered as a part of cost of revenues.

Wind Farm Administration Expenses. Wind farm administration expenses decreased by approximately $22,000, or 16.7%, from approximately $133,000 for the quarter ended June 30, 2014 to approximately $111,000 for the quarter ended June 30, 2015. Wind farm administrative expenses increased by approximately $45,000, or 18.3%, from approximately $242,000 for the six month period ended June 30, 2014 to approximately $287,000 for the six month period ended June 30, 2015. Wind farm administration expenses represent costs that we incur to perform administrative services with respect to our management services contracts, as well as the general and administrative expenses incurred directly within the wind farm entities (Valley View, Winona Wind, Woodstock Hills and the Iowa Wind Farms) that we are consolidating. The increase in expenses was primarily attributable to legal expenses with respect to legal actions taken against a turbine supplier for turbine performance issues.

Operating Income (Loss)

Our operating income represents an increase of approximately $739,000, from an operating loss of approximately $635,000 for the quarter ended June 30, 2014 compared to operating income of approximately $104,000 for the quarter ended June 30, 2015. Our operating loss represents decrease of approximately $915,000, from an operating loss of approximately $1,154,000 for the six months ended June 30, 2014 to an operating loss of approximately $239,000 for the six months ended June 30, 2015.

The increase in our operating income for the quarter ended June 30, 2015 as compared to 2014 is primarily attributable to the increase in gross margins achieved from our Renewable Energy Development segment and the Iowa wind farm acquisition, while our operating expenses decreased by approximately 7.8%.

The decrease in our operating loss for the six months ended June 30, 2015, as compared to 2014 is primarily attributable to the increase in development fees from our Renewable Energy Development segment, while our operating expenses decreased by about 3.2%.

Other Income (Expense)

Other expense increased approximately $17,000 for the quarter ended June 30, 2015 compared to June 30, 2014 primarily due to an increase in interest expense of approximately $18,000 as we added the Iowa wind farm loan for 2015 whereas it did not exist at this time in 2014.

Other expenses decreased approximately $39,000 during the six months ended June 30, 2015 and the decrease is primarily due to the fair value loss adjustment for an interest rate swap arrangement of approximately $74,000 for the same period a year ago versus no fair value loss adjustment in the current period, offset by increased interest expense related to the Iowa wind farm loans. The interest rate swap arrangement was terminated in March 2014 and no further adjustments were required.

Discontinued Operations

Discontinued operations include the net operating results of the tower maintenance services subsidiary, Juhl Tower Services. During the six month period ended June 30, 2015, we recognized income of approximately $29,000 in the winding up of the Juhl Tower Services affairs. Juhl Tower Services incurred a net loss of approximately $1,110,000 for the six month period ended June 30, 2014. A summary of these operating results is provided in the financial statement Note 15 included in the report. There may be some ongoing impact of discontinued operations in 2015 as a result of the dissolution and winding up the affairs of Juhl Tower Services. However, we do not expect such impact to be material.

Net Income (Loss)

Net loss decreased by approximately $1,326,000, or 92.4%, from a net loss of approximately $1,434,000 for the quarter ended June 30, 2014 to net loss of approximately $108,000 for the quarter ended June 30, 2015. Net loss decreased by approximately $2,093,000, or 76.2% from a net loss of approximately $2,746,000 for the six months ended June 30, 2014 to a net loss of approximately $653,000 for the six months ended June 30, 2015.

The decrease in the net loss for the quarter ended and six months ended June 30, 2015 and 2014 is primarily attributable to the reduction in losses of the tower services subsidiary together with the reasons noted in the Operating Income (Loss) above for gross margin increases.

Changes in the Financial Condition for the Period ended June 30, 2015

Accounts Receivable

Traditional credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Accounts receivable of approximately $2,361,000 at June 30, 2015 included approximately $703,000 for engineering consulting, approximately $1,000,000 from wind farm development fees, and approximately $397,000 related to receivables from selling electrical power to a credit-rated utility companies. The receivables include allowances for doubtful accounts of approximately $25,000 which we believe are sufficient to cover any potential uncollectible amounts. Accounts receivable of approximately $1,252,000 at December 31, 2014 included approximately $701,000 for engineering consulting, and approximately $383,000 related to receivables from selling electrical power to a credit-rated utility company.

Property and Equipment

As of June 30, 2015 and December 31, 2014, we held approximately $23,825,000 and $24,448,000 in net book value of property and equipment, respectively.  The assets include approximately $27,989,000 (at recorded cost) in wind turbine assets of Woodstock Hills, Valley View, Winona County and Iowa Wind Farms. The wind farm assets were booked at fair value at the time of the acquisition for the Woodstock Hills, Valley View and Iowa Wind Farm entities, and at book value for Winona County due to common control. Other assets included in property and equipment includes land, buildings, office equipment, shop equipment and service vehicles. The Winona Wind assets have been impaired by $1,830,000 through an adjustment made in 2014.

Liquidity and Capital Resources

Juhl Energy, as a holding company, does not directly operate or have any ownership in any revenue-producing generation facilities. Thus, it has no material assets other than the stock of its subsidiaries and depends upon intercompany services agreements or other transfers of funds from its subsidiaries to meet its obligations.

Liquidity is a measure of our ability to meet potential short-term (within one year) and long-term cash requirements, which includes our ability to repay debt, fund and maintain our services offerings and projects, and other general business needs.

At June 30, 2015, we carried approximately $1,592,000 in cash on the balance sheet (excluding restricted cash).  Our unrestricted cash balances decreased by approximately $1,552,000 during the six months ended June 30, 2015. The decrease in cash resources since the beginning of the year is primarily related to payment of approximately $300,000 to vendors following our collection of a $1.5 million development fee in late 2014, together with cash payments for other bank loan payments and funding of our operating loss during the period. In addition, we manage accounts payable balances commensurate with collection of our receivables, and have maintained our operating expenses relatively flat on a comparative basis with 2014. Further explanation of the changes within our cash balances is included in the commentary below regarding operating, investing and financing activities.

The Company currently has negative working capital, a history of recurring losses, a stockholders’ equity deficit, and has not yet established a source of cash funding to retire debt obligations coming due within the next twelve months, particularly the October 2015 balloon payment obligation of approximately $1.6 million with respect to a securities purchase note obligation (which has now been assigned and is payable to Airdrie Partners as described below under Note Obligation). These factors raise substantial doubt about the Company's ability to continue as a going concern (see Note 2 to the condensed consolidated financial statements). The Company is currently working to sustain a stabilized source of revenues, operating income and cash flow sufficient to cover operating costs over an extended period of time. This includes bringing consistency of fee revenue and profitability to the highly cyclical nature of the wind farm development and construction aspects of our business model, which are subject to risks and uncertainties surrounding project timing, financing and legislated energy policy. Critical elements of these steps include identifying opportunities for acquisition of operating wind farms, and balancing its Renewable Energy Development segment activities between those acquisition activities and new wind energy development opportunities. The Company has generally completed its wind down of the telecommunications tower services business entity which was the source of approximately $3.1 million of cash flow operating losses since inception in February 2013. The Company has not yet obtained an agreement with its liability insurance carrier with respect to coverage of defense costs associated with the legal proceedings on the Winona Wind project (see Turbine Supply Note and Legal Proceedings below), which have negatively impacted cash flow by approximately $480,000 since early 2014. Management has taken measures and believes it has established annual profitability in the Energy and Field Services and Power Plant Ownership segments.

Juhl Renewable Assets preferred stock and other redeemable preferred membership interests

Our subsidiary, Juhl Renewable Assets, has sold approximately $4.8 million of its Series A Preferred Stock, net of costs of raising the capital, in private sales for the acquisition of specific wind farm assets of comparable value, and for other purposes. The preferred stock provides for a 9% annual dividend to its holders, payable quarterly. These shares of preferred stock provide for certain redemption rights for the respective stockholders in the event that Juhl Renewable Assets did not file a registration statement by June 30, 2015, or upon such other later date as approved by the Board of Directors of Juhl Renewable Assets in the best interest of Juhl Renewable Assets, to cover a certain number of such shares as deemed reasonable by Juhl Renewable Assets, or in certain cases, certain subscription agreements of approximately $3.2 million contain a provision that allows a put right to Juhl Renewable Assets for a redemption of a portion of their stockholdings ratably over ten years. At the end of May 2015, the Board of Directors of Juhl Renewable Assets agreed to indefinitely delay the filing of the registration statement covering certain shares of the Series A Preferred beyond the June 30, 2015 date.

In addition, one holder of redeemable preferred membership interests in the Valley View wind farm has exercised its put option (for approximately $518,000) in October 2013 and the Company was obligated to repurchase such interests by June 1, 2014. The Company anticipates the share repurchase obligation of approximately $518,000 will be made by Juhl Renewable Assets during 2015. Since the Company is in default in this repurchase of the redeemable membership interests in Valley View, the holder of the preferred membership interests has rights and remedies available to it at law or in equity including, but not limited to, the right to provide written demand to the Manager to sell assets of the limited liability company to which the preferred stock in Valley View was issued. The 12% dividend payments on the redeemable preferred stock of Valley View have been kept current.

In the second half of 2015, Juhl Renewable Assets commenced a private placement sale of additional shares of its Series A Preferred Stock with the intention to raise up to $4.2 million for the primary purpose of (i) acquiring a 23 MW wind farm in combination with new bank debt, (ii) to provide for the funding of the $518,000 put option exercise discussed above and (iii) for other general corporate purposes, including paying offering expenses, redemption requests and increasing the dividend payment reserve.

Note Obligation

In February 2014, the Company entered into a Securities Purchase Agreement with the primary Series A Preferred stockholder whereby the Company agreed to purchase 10,398,750 shares of Preferred Stock of the Company held by Vision Opportunity Master Fund, Ltd. (“Vision”) (consisting of 4,560,000 shares of Series A Preferred Stock and 5,838,750 shares of Series B Preferred Stock) for a total purchase price of approximately $2,184,000 (the “Purchase Price”).  The Company agreed to pay the purchase price in the following manner: (i) pay a non-refundable $40,000 deposit on date of execution of the Purchase Agreement; (ii) pay a non-refundable payment of $40,000 on or before March 15, 2014; and (iii) issue Seller an amortizing promissory note on April 1, 2014, with a principal sum of approximately $2,104,000 for the remaining balance of the Purchase Price, with an interest rate of 8% and a maturity date of May 1, 2015 (the “Note”).  The Purchase Price was satisfied and the conditions were met, and the transaction closed on April 1, 2014.  The outstanding balance on the Note, as amended, at June 30, 2015 is approximately $1,630,000, including accrued interest, and requires monthly payments of $40,000 until the maturity date.  The Company has been making each of the $40,000 monthly payments.

On August 18, 2014, the Company and Vision entered into an amendment agreement with respect to the Note (the “Amendment No. 1”), whereby among other things, Vision agreed to extend the maturity date of the Note to July 31, 2015. The Amendment No. 1 to the Note does not change the requirement for the Company to make minimum cash payments of $40,000 per month through the new maturity date.

On October 31, 2014, Vision sold all of its outstanding Juhl Energy securities to Airdrie Partners, LP (“Partners”) including assigning the Note, as amended by Amendment No. 1, to Airdrie Partners. On that date, we entered into a second amendment agreement to the Note with Airdrie Partners I, LP (“Airdrie Partners”) changing the name of the holder from Vision to Airdrie Partners and addressing other administrative matters (the “Amendment No. 2”).

On July 23, 2015, the Company and Airdrie Partners entered into an amendment agreement with respect to the Note (the “Amendment No. 3”), whereby Airdrie agreed to extend the maturity date of the Note to October 31, 2015. All other terms of the Note remain the same. For purposes hereof, the Note, Amendment No. 1 to the Note, Amendment No. 2 to the Note and Amendment No. 3 are referred to as the “Amended Note”.

The Company is currently investigating funding options with respect to the payment of the Amended Note due October 31, 2015. The Company will need to find additional sources of capital to fund the balloon payment of the Amended Note which is expected to be approximately $1.5 million including interest and assuming that the Company makes all monthly $40,000 payments until the due date. There are no assurances that additional sources of capital will be available to refinance the Amended Note when due.

Turbine Supply Note and Legal Proceedings

Our balance sheet at June 30, 2015 includes a promissory note payable of approximately $3,300,000 to a turbine supplier for amounts due for turbines on the Winona County wind project.  The note was initially payable in April 2012 assuming that the project was able to raise permanent project debt financing. It has proven difficult for the underlying project to obtain outside debt or equity financing as a result of the nature of turbines being a new introduction to the U.S. market together with turbine performance issues. Until such time that debt or other sources of outside financing is achieved, the note is payable through free cash flows available from the Winona County wind project, and as such, approximately $3,204,000 has been classified as long-term based on our assessment of future cash flows that are expected beyond one year. The Company has a secured interest in the Winona County wind project.

The turbine supplier has filed a suit against the Winona County wind project and the Company (and other defendants) for non-payment of the note, among other claims, which the defendants, including the Company, dispute such allegations (as described more fully under “Legal Proceedings”). We do not expect that our liquidity will be affected other than the ongoing defense costs related to the suit and costs to arbitrate our counterclaims for breach of contract. We are currently working with the insurance carrier for coverage of defense costs and to-date we have not received reimbursements under the applicable liability policy. The insurance carrier has offered to cover a portion of the costs, however, the Company feels the entire cost should be covered. Discussions with the carrier are ongoing.

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

Future Growth and Financing

We are currently analyzing existing wind farm or solar portfolios of owners who may be interested in selling their ownership interests in such portfolios. We would anticipate that we may sell equity securities such as Juhl Renewable Assets Series A Preferred Stock in combination with resources that we believe will be available to us from outside debt or tax equity investment resources in order to finance these initiatives. We have entered into a non-binding term sheet in April 2015 for the acquisition of an additional 23 MW of wind energy facilities in the Upper Midwest. The acquisition is subject to the completion of due diligence activities, together with making financial arrangements with third parties for the payment of the purchase price and additional funding for working capital, cash reserves and other soft costs expected to be in the range of $6-7 million. We would expect a closing during the third quarter of 2015. We have identified various projects for further analysis, but it is difficult to predict with any certainty whether we will be successful in any negotiations for the acquisition of any further projects.

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

Net Cash – Operating Activities

Net cash from operating activities increased by approximately $255,000, from the net cash used in operating activities of approximately $302,000 for the six months ended June 30, 2014 to net cash used in operating activities of approximately $47,000 for the six months ended June 30, 2015.

The increase in net cash from operating activities of $255,000 for the six months ended June 30, 2015 is primarily due to a decrease in our operating loss incurred in 2015 from tower services, fluctuations in receivables and payables from development and construction projects, and offset by an interest rate swap termination payment that occurred in 2014. We will continue to manage operating expenses for cash flow control as we seek to diversify our revenue base and develop more consistent cash flows from the Renewable Energy Development segment.

Net Cash – Investing Activities

Net cash used in investing activities decreased by approximately $94,000, from the net cash used in investing activities of approximately $194,000 for the six months ended June 30, 2014 to net cash used in investing activities of approximately $100,000 for the six months ended June 30, 2015. The change is primarily attributable to higher project development costs made in 2014.

Net Cash – Financing Activities

Net cash flow used in financing activities increased by approximately $2,362,000, from the net cash flow provided by financing activities of approximately $938,000 for the six months ended June 30, 2014 to net cash used in financing activities of approximately $1,424,000 for the six months ended June 30, 2015.  The increase in cash used in financing activities is primarily attributable to an increase in dividends and distributions paid of approximately $193,000, the sale of approximately $643,000 of shares of Juhl Renewable Assets preferred stock in 2014, proceeds of notes payable of approximately $592,000 in 2014, and net decrease of $886,000 in our restricted and escrow reserve cash balances in 2014 primarily from the nonrecourse debt refinancing.

 Reconciliation of Non-GAAP Financial Measure

EBITDA is a non-GAAP financial measure and as used herein represents net income before interest expense, depreciation and amortization, and other charges including unrealized gain/loss on an interest rate swap arrangement, revenue levelization accounting on power purchase contracts, stock compensation expense, asset impairment charges, and discontinued operations. We present EBITDA because we believe it is an important supplemental measure of our performance that is frequently used by others in evaluating companies in our industry. EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. EBITDA has significant limitations, including that it does not reflect our cash requirements for capital expenditures, contractual commitments, working capital or debt service. In addition, other companies may calculate EBITDA differently than we do, limiting their usefulness as comparative measures.

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to EBITDA for the periods indicated:

	Six Months Ended
	June 30,
	2015	2014
Net income (loss)	$(652,937)	(2,745,781)
Interest expense, net of interest income	442,823	413,306
Depreciation, depletion and amortization	735,990	693,472
(Gain) loss on fair value of interest rate swap	-	74,673
Power purchase contract accounting	102,161	127,665
Stock compensation expense	352,668	302,369
Contingent payment accrual	38,116	(9,644)
Discontinued operations	(28,957)	1,103,484
EBITDA	$989,864	$(40,456)

Impact of Inflation

We expect to be able to pass inflationary increases on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business.

Seasonality

We do not believe our services are seasonal except for future wind farm construction and operating revenue, which may be impacted by climate in the Upper Midwest.

Off-Balance Sheet Arrangements

We have made certain guarantees of indebtedness or offered indemnifications of warranties and representations in conjunction with the funding activities of the Valley View wind farm.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2015, the end of the period covered by this report. Based upon management’s evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective at a reasonable assurance level, based on the material weakness defined below, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 5, 2013, Unison Co., Ltd. (“Plaintiff”) filed a civil complaint against Juhl Energy, Juhl Energy Development, Winona Wind Holdings, LLC, Winona County Wind, LLC, members of management, and others (the “Defendants”) in the U.S. District Court for the District of Minnesota. The lawsuit arises out of the purchase of two wind turbine generators from Plaintiff, whereby Juhl Energy Development financed the cost of the wind turbines by obtaining a loan from Plaintiff. The wind turbines were installed at a wind farm project in Winona County, Minnesota. The complaint purports to state causes of action for (i) fraudulent inducement, (ii) breach of Juhl Energy Development’s Financing Agreement with Unison: (iii) breach of the implied covenant of good faith and fair dealing; (iv) tortious interference with contractual relationship; and (v) unjust enrichment. Plaintiff is seeking the following: (i) awarding Plaintiff money damages in amount in excess of $75,000 together with pre-judgment and post-judgment interest as allowable by law; (ii) awarding Plaintiff amounts by which Defendants were unjustly enriched; and (iii) awarding Plaintiff its attorney fees, costs, and disbursements by law or equity. The Company sought to compel arbitration of this matter under the terms and conditions of the various agreements. The Company was initially unsuccessful in this pursuit, but appealed the District Court’s order and was successful on appeal. The Defendants, including the Company, dispute all allegations in the complaint and are defending the action. The Defendants, including the Company, have filed a counterclaim in arbitration in accordance with transaction documents for breach of turbine warranty and other claims.   The matter in District Court has been stayed pending the arbitration proceedings which are expected to be held later in 2015.

Item 1A. RISK FACTORS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective May 28, 2015, we granted options to purchase an aggregate of 100,000 shares of common stock which vest over a three-year period to a new employee and a consultant at an exercise price of $0.35 per share. The options were granted pursuant to Stock Option Agreements under the Company’s Amended and Restated 2008 Incentive Compensation Plan, the form of which is attached as Exhibit 10.1 to this Report. The options and the underlying common stock were not registered under the Securities Act, or the securities laws of any state, and were issued in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and corresponding provisions of state securities laws. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

On July 22, 2015, the Board of Directors of the Company authorized management of the Company to implement a stock repurchase program (the “Repurchase Program”).  The Repurchase Program shall be implemented in accordance with Rule 10b-18 of the Securities Exchange Act, including the manner of purchase, timing, pricing and volume conditions thereof.  The Company will publicly announce the Repurchase Program through a press release at the time the Repurchase Program becomes effective, if at all.

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

Date: August 14, 2015
/s/ John Mitola
John Mitola
President